Form 10-Q
period 2022-09-30
Freedom Holding Corp.
filed 2022-11-15
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave Almaty, Kazakhstan	50040
(Address of principal executive offices)	(Zip Code)
+7 727 311 10 64
(Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FRHC	The Nasdaq Capital Market
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
Yes ☐  No ☒
As of November 13, 2022, the registrant had 59,542,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2022	March 31, 2022*
		(Recasted)
ASSETS
Cash and cash equivalents	$790,390	$225,464
Restricted cash	440,030	547,950
Trading securities	1,359,544	1,158,377
Available-for-sale securities, at fair value	168,175	161,364
Brokerage and other receivables, net	408,169	147,659
Loans issued	357,357	92,446
Fixed assets, net	36,857	17,823
Intangible assets, net	7,687	5,163
Goodwill	9,512	5,898
Right-of-use asset	13,602	7,431
Deferred income tax assets	2,673	908
Insurance contract assets	12,712	5,712
Other assets	62,042	26,136
Assets held for sale	1,115,615	825,419
TOTAL ASSETS	$4,784,365	$3,227,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$981,190	$840,224
Customer liabilities	1,567,458	765,628
Trade payables	69,088	45,083
Liabilities from insurance activity	150,077	119,490
Current income tax liability	19,046	14,556
Securities sold, not yet purchased – at fair value	7,376	13,865
Loans received	5,425	3,538
Debt securities issued	51,798	34,390
Lease liability	13,348	7,504
Deferred distribution payments	8,534	8,534
Other liabilities	170,078	15,852
Payable for acquisition	29,736	—
Liabilities held for sale	1,089,880	812,478
TOTAL LIABILITIES	$4,163,034	$2,681,142
Commitments and Contingent Liabilities (Note 26)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of September 30, 2022, and March 31, 2022, respectively	59	59
Additional paid in capital	155,635	174,745
Retained earnings	529,251	441,924
Accumulated other comprehensive loss	(55,575)	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$629,370	$553,603

Non-controlling interest	(8,039)	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$621,331	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,784,365	$3,227,750
The accompanying notes are an integral part of these condensed consolidated financial statements
* Please see Note 3

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021*	2022	2021*
		(Recasted)		(Recasted)
Revenue:
Fee and commission income	$93,123	$95,215	$187,483	$174,431
Net gain on trading securities	9,005	181,603	13,439	190,285
Net realized gain/(loss) on investments available for sale	716	(622)	123	(653)
Interest income	49,033	24,429	92,682	45,566
Insurance underwriting income	26,200	16,022	50,440	30,098
Net gain on foreign exchange operations	4,555	1,508	9,148	2,716
Net loss on derivative	(2,320)	(656)	(1,054)	(715)
TOTAL REVENUE, NET	180,312	317,499	352,261	441,728

Expense:
Fee and commission expense	18,439	22,651	41,754	43,844
Interest expense	40,863	16,716	80,934	30,962
Insurance claims incurred, net of reinsurance	17,475	13,513	34,167	24,809
Operating expense	37,760	21,770	75,759	41,191
Provision for impairment losses	3,726	978	6,154	1,245
Other expense/(income), net	192	786	(368)	795
TOTAL EXPENSE	118,455	76,414	238,400	142,846

INCOME BEFORE INCOME TAX	61,857	241,085	113,861	298,882

Income tax expense	(12,619)	(32,094)	(21,498)	(37,220)

INCOME FROM CONTINUING OPERATIONS	49,238	208,991	92,363	261,662

Income/(loss) before income tax (expense)/benefit of discontinued operations (including loss on disposal of $41,464, see Note 25)	(18,302)	(2,779)	800	458

Income tax (expense)/benefit of discontinued operations	(3,724)	529	(6,880)	(9)

Income/(loss) from discontinued operations	(22,026)	(2,250)	(6,080)	449

NET INCOME	27,212	206,741	86,283	262,111

Less: Net income/(loss) attributable to non-controlling interest in subsidiary	950	(20)	(1,044)	(72)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$26,262	$206,761	$87,327	$262,183

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	1,477	(1,601)	2,343	(726)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	(716)	622	(123)	653
Foreign currency translation adjustments, net of tax effect	(16,663)	1,181	5,316	4,203

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

OTHER COMPREHENSIVE (LOSS)/ INCOME	(15,902)	202	7,536	4,130

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$11,310	$206,943	$93,819	$266,241

Less: Comprehensive income/(loss) attributable to non-controlling interest in subsidiary	950	(20)	(1,043)	(72)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,360	$206,963	$94,862	$266,313

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	0.82	3.51	1.59	4.42
Earnings from continuing operations per common share - diluted	0.81	3.51	1.57	4.42

(Loss)/earnings from discontinued operations per common share - basic	(0.38)	(0.04)	(0.10)	0.01
(Loss)/earnings from discontinued operations per common share - diluted	(0.37)	(0.04)	(0.10)	0.01

Earnings per common share - basic	0.45	3.47	1.49	4.43
Earnings per common share - diluted	0.44	3.47	1.46	4.43

Weighted average number of shares (basic)	58,665,415	59,510,976	58,624,513	59,220,800
Weighted average number of shares (diluted)	59,518,473	59,510,976	59,678,513	59,220,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Six Months Ended September 30,
	2022	2021*
		(Restated)
Cash Flows From Operating Activities
Net income	$86,283	$262,111
Net (loss)/income from discontinued operations	$(6,080)	$449
Net income from continued operations	$92,363	$261,662
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,817	1,915
Noncash lease expense	2,047	1,568
Change in deferred taxes	(1,763)	2,431
Stock compensation expense	3,581	3,365
Unrealized loss/(gain) on trading securities	8,232	(41,966)
Net change in accrued interest	(20,855)	(21,137)
Change in insurance reserves	30,627	25,138
Allowances for receivables	6,154	1,245
Changes in operating assets and liabilities:
Trading securities	(223,540)	(181,734)
Brokerage and other receivables	(263,107)	(189,970)
Insurance contract assets	706	443
Other assets	(33,322)	(4,316)
Securities sold, not yet purchased – at fair value	(6,489)	6,719
Customer liabilities	329,496	110,815
Current income tax liability	4,537	19,684
Trade payables	20,490	26,575
Lease liabilities	(2,453)	(1,654)
Liabilities from insurance activity	(8,032)	(5,355)
Other liabilities	154,111	(186)
Net cash flows from operating activities from continuing operations	94,600	15,242
Net cash flows from operating activities from discontinued operations	29,583	5,605
Net cash flows from operating activities	124,183	20,847

Cash Flows Used In Investing Activities
Purchase of fixed assets	(17,295)	(2,776)
Proceeds from sale of fixed assets	36	167
Loans purchased from microfinance organization	(74,796)	(19,677)
Loans sold to microfinance organization	19,545	2,860
Loans issued	(228,570)	(5,726)
Purchase of available-for-sale securities, at fair value	(167,450)	(147,479)
Proceeds from sale of available-for-sale securities, at fair value	157,420	106,850
Consideration paid for acquisition of London Almaty	(16,343)	—
Prepayment on acquisition	4,954	—
Cash, cash equivalents and restricted cash received from acquisitions	11,385	—
Net cash flows used in investing activities from continuing operations	(311,114)	(65,781)

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows used in investing activities from discontinued operations	(12,073)	(471)
Net cash flows used in investing activities	(323,187)	(66,252)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	168,565	172,234
Proceeds from issuance of debt securities	17,240	—
Repurchase of debt securities	—	(10,134)
Net change in bank customer deposits	513,546	17,497
Capital contributions	677	1,966
Exercise of options	—	119
Proceeds from loans received	1,863	69

Net cash flows from financing activities from continuing operations	701,891	181,751
Net cash flows from/(used in) financing activities from discontinued operations	44,203	(28,884)
Net cash flows from financing activities	746,094	152,867
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	(28,371)	250
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	212,557	23,276

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	731,276	130,988

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	773,414	659,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	456,886	558,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,230,300	1,218,388

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$1,230,420	$744,465
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$731,156	$604,911
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,961,576	$1,349,376

	For The Six Months Ended September 30,
	2022	September 30, 2021*
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,032	$15,275
Income tax paid	$18,803	$20,107

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$5,706	$2,424

* Please see Note 4

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

	September 30, 2022	September 30, 2021
		(Restated)
Cash and cash equivalents	$790,390	$184,523
Restricted cash	440,030	559,942
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,230,420	$744,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Non- controlling interest	Total
	Shares	Amount

Balance As At June 30, 2022	59,542,212	$59	$152,532	$502,989	$(39,673)	$(8,989)	$606,918

Stock based compensation	—	—	3,103	—	—	—	3,103
Sale of Freedom Finance Ukraine LLC shares	—	—	—	—	—	—	—
Contribution of shareholder	—	—	—	—	—	—	—
Acquisition of insurance companies	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	761	—	761
Translation difference	—	—	—	—	(16,663)	—	(16,663)
Net income	—	—	—	26,262	—	950	27,212

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$(8,039)	$621,331

Balance As At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$(6,995)	$546,608

Stock based compensation	—	—	6,801	—	—	—	6,801
Sale of Freedom Finance Ukraine LLC shares	—	—	—	—	—	—	—
Contribution of shareholder	—	—	677	—	—	—	677
Acquisition of insurance companies	—	—	(26,588)	—	—	—	(26,588)
Other comprehensive income	—	—	—	—	2,234	—	2,234
Translation difference	—	—	—	—	5,316	—	5,316
Net income/(loss)	—	—	—	87,327	—	(1,044)	86,283

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$(8,039)	$621,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Non- controlling interest	Total
	Shares	Amount

Balance As At June 30, 2021 (Recasted)	59,474,712	$58	$138,687	$269,849	$(36,506)	$(1,693)	$370,395

Stock based compensation	—	1	4,561	—	—	—	4,562
Sale of Freedom Finance Ukraine LLC shares	—	—	(796)	—	—	1,212	416
Contribution of shareholder	—	—	700	—	—	—	700
Exercise of options	60,000	—	119	—	—	—	119
Other comprehensive loss		—	—	—	(979)	—	(979)
Translation difference	—	—	—	—	1,181	—	1,181
Net income/(loss)	—	—	—	206,761	—	(20)	206,741

Balance As At September 30, 2021	59,534,712	$59	$143,271	$476,610	$(36,304)	$(501)	$583,135

Balance As At March 2021 (Recasted)	58,443,212	$58	$135,260	$214,427	$(40,433)	$(1,641)	$307,671

Stock based compensation	1,031,500	1	6,722	—	—	—	6,723
Sale of Freedom Finance Ukraine LLC shares	—	—	(796)	—	—	1,212	416
Contribution of shareholder	—	—	1,966	—	—	—	1,966
Exercise of options	60,000	—	119	—	—	—	119
Other comprehensive loss	—	—	—	—	(74)	—	(74)
Translation difference	—	—	—	—	4,203	—	4,203
Net income/(loss)	—	—	—	262,183	—	(72)	262,111

Balance As At September 30, 2021	59,534,712	$59	$143,271	$476,610	$(36,304)	$(501)	$583,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking and underwriting services, commercial banking and insurance products. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus, the United States and Russia (with the Russian business classified as discontinued operations pending sale). The Company has retail locations in Kazakhstan, Russia (with the Russian business classified as discontinued operations pending sale), Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Armenia, Cyprus, the UK, Greece, Spain, France, Germany, United Arab Emirates and Turkey. The Company also owns a U.S. Securities and Exchange Commission ("SEC") registered broker dealer. The Company's common stock trades on the Nasdaq Capital Market.

As of September 30, 2022, the Company owned directly, or through subsidiaries, the following companies:

•Freedom Finance JSC, an Almaty, Kazakhstan-based securities broker-dealer ("Freedom KZ");
•Freedom Finance Global PLC, an Astana International Financial Centre-based securities broker-dealer ("Freedom Global");
•Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank ("Freedom Bank KZ");
•Freedom Finance Life JSC, an Almaty, Kazakhstan-based life/health insurance company ("Freedom Life");
•Freedom Finance Insurance JSC, an Almaty, Kazakhstan-based general insurance company ("Freedom Insurance");
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
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance Ltd., a Dubai, United Arab Emirates-based financial intermediary company ("Freedom UAE");
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech");
•Ticketon Events LLP, an Almaty, Kazakhstan-based online ticket sales company ("Ticketon");
•Insurance Company London Almaty JSC, an Almaty, Kazakhstan-based general insurance company ("London Almaty");
•Waytrust Trading Ltd, a Cyprus-based asset management company ("Waytrust");
•Freedom Finance Turkey LLC, an Istanbul based financial consulting company ("Freedom TR");
•Investment Company Freedom Finance LLC, a Moscow, Russia-based securities broker-dealer ("Freedom RU");
•FFIN Bank LLC, a Moscow, Russia-based bank ("Freedom Bank RU"); and
•Freedom Finance Auto LLC, a Russia-based car loans company ("Freedom Auto").

The Company also owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company has entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.

Because such agreements obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all Freedom UA operating losses and net capital requirements, enable the

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company's significant assets, necessary technology resources and expertise to conduct the business of Freedom UA, the Company determined that Freedom UA is a variable interest entity ("VIE"). Accordingly, the Company consolidated Freedom UA into the financial statements of the Company.

Prior to July 2021, the Company controlled approximately 32.9% of Freedom UA, but due to changes to Ukrainian regulations to restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021, the Company was required to sell approximately 23.9% of its equity interest in Freedom UA to Mr. Tashtitov, reducing the Company's direct ownership interest in Freedom UA to approximately 9%.

The Company has entered into an agreement to sell its Russian subsidiaries, Freedom RU and Freedom Bank RU. For financial information regarding the Company's Russian subsidiaries see Note 25 - Assets and Liabilities held for sale and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q. In addition, the Company intends to sell its Freedom Finance Auto LLC subsidiary, which is not material in the context of its operations. The sale of Freedom Finance Auto LLC by the Company is a condition precedent in the agreement to sell Freedom RU and Freedom Bank RU.
Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), Astana International Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), Ukrainian Exchange (UX), Republican Stock Exchange of Tashkent (UZSE), Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). The Company also own a 24.3% interest in the UX. Freedom EU provides the Company's clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets.
Unless otherwise specifically or contextually indicated, the “Company” refers to FRHC, together with its consolidated subsidiaries.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting principles
The Company's accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).
Basis of presentation and principles of consolidation
The condensed consolidated financial statements present the condensed consolidated accounts of FRHC and its consolidated subsidiaries. In the opinion of management, all normal, recurring adjustments necessary for fair presentation of the condensed consolidated financial statements have been included.
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional subordinated financial support from other parties or whose equity holders at risk lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2022	March 31, 2022

Cash and cash equivalents	1,645	134
Restricted cash	—	2,843
Trading securities	3,437	2,942
Brokerage and other receivables, net	273	435
Fixed assets, net	803	1,043
Intangible assets, net	147	205
Right-of-use asset	512	905
Other assets	92	127

Total assets	6,909	8,634

Customer liabilities	9,362	8,439
Securities repurchase agreement obligations	—	3,267
Trade payables	5	35
Lease liability	538	914
Other liabilities	65	434

Total liabilities	9,970	13,089
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
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of total revenue, net are as follows:
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

Interest income

Interest income on loans issued, trading securities, available-for-sale securities and reverse repurchase agreement obligations is recognized based on the contractual provisions of the underlying arrangements.

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

Loans

The Company's loan portfolio is divided into the following portfolio segments: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase real estate, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals and businesses, and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings.

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

Management performed a quarterly analysis of the Company's loan portfolio to determine if impairment had occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. The Company applied separate calculations of the allowances for its credit cards, mortgages and retail loan portfolios. Based on the adopted methodology, the Company estimated the probability of default based on historical default rates, adjusted for certain macro indicators, such as GDP, average exchange rates, unemployment rate, real wage index, inflation rate and retail trade index. Loss given default is calculated based on the collateral coverage of the loans. The Company's allowance for loan losses consists of two components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of the Company's detailed review and loan impairment assessment process a component for loans collectively evaluated for impairment.
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
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, Russian ruble, euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani sum, Kyrgyzstani som, Azerbaijani manat, British pound sterling, Armenian dram, United Arab Emirates dirham and Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss".
Cash and cash equivalents
Cash and cash equivalents are generally comprised of certain highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents include those reverse repurchase agreements, where maturity is less than 90 days, and the credit risk of the counterparty is low, which are recorded at the amounts at which the securities were acquired plus accrued interest.

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
Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because the Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the accumulated other comprehensive (loss)/income is then reclassified to net realized gain/(loss) on investments available-for-sale in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Margin lending
The Company engages in securities financing transactions with and for clients through margin lending. Under these agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure securities acquired under resale agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2022, the Company recognized write-off expenses of the client base that was recognized with the acquisition of Zerich in the amount of $3,125 due to economic uncertainty during the Company's fourth fiscal quarter stemming from the Russia/Ukraine Conflict. As of September 30, 2022, there were no write-offs performed.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Impairment of goodwill
As of September 30, 2022, and March 31, 2022, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $9,512 and $5,898, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment is recorded. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich is below of the carrying amount of the Company’s goodwill. The Company recognized impairment loss for the goodwill in the amount of $2,300 as of March 31, 2022, and presented goodwill, net of impairment loss in the Company's Condensed Consolidated Balance Sheets.
The goodwill value as of September 30, 2022, increased compared to March 31, 2022, due to acquisition of London Almaty and Ticketon and as a result of foreign exchange currency translation.
The changes in the carrying amount of goodwill as of March 31, 2022, and for the 6 months ended September 30, 2022, were as follows:

Amount
Balance as of March 31, 2022 (Recasted)	$5,898

Acquisition of London Almaty	485
Acquisition of Ticketon	3,172
Foreign currency translation	(43)

Balance as of September 30, 2022	$9,512
Asset and Liabilities Held for Sale

The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. The Company recorded a provision for impairment of discontinued operations of $41,464 in the three months ended September 30, 2022.

A disposal group that represents a strategic shift to the Company or is acquired with the intention to sell is reflected as a discontinued operation on the Condensed Consolidated Statements of Operation and Statement of Other Comprehensive Income and prior periods are recast to reflect the earnings or losses as income from discontinued operations. The Condensed Consolidated Financial Statements and related Notes reflect the securities brokerage and complementary banking operations in Russia as a discontinued operation in second quarter of 2023 fiscal year as the Company has entered into an agreement to divest these operations. The divestment transaction is subject to the approval of the Central Bank of the Russian Federation and and is expected to be completed within the next fiscal quarter.

See Note 25 Assets and Liabilities held for sale, for more information on assets held for sale and discontinued operations.
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
The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of September 30, 2022, and March 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its Condensed Consolidated Balance Sheets as of September 30, 2022, and March 31, 2022, and in its Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022, and 2021.
Financial instruments
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
Operating lease assets and corresponding lease liabilities were recognized on the Company's Condensed Consolidated Balance Sheets. Refer to Note 23 Leases, to the condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
Fixed assets
Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and sixty-five years.
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

Loss reserves

Non-life and annuity insurance

Loss reserves are a summary of estimates of ultimate losses, and include both claims reported but not settled (RBNS) and claims incurred but not reported (IBNR). RBNS is created for existing reported claims not settled at the reporting date. Estimates are made on the basis of information received by the Company during its investigation of insured events. IBNR is estimated by the Company based on its previous history of reported/settled claims using actuarial methods of calculation, which include claim development triangles.

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
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. During the fourth quarter of the Company's fiscal year ended March 31, 2022, the CODM restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S., Russia and Middle East/Causcasus.
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

In August 2021, the FASB issued Accounting Standard Update No 2021-06 "Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)" which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant's fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company does not expect that the ASU 2021-06 will have a significant impact on its consolidated financial statements and related disclosures.

In October 2021, the SEC issued the amendment of Compensation-Stock Compensation No. 2021-07, Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards a consensus of the Private Company Council. The main amendments were concentrated in add paragraphs 718-10-30-20C through 30-20H and their related heading, with a link to transition paragraph 718-10-65-16, in which as a practical expedient, a nonpublic company may use a value determined by the reasonable application of a reasonable valuation method as the current price of its underlying share for purposes of determining the fair value of an award that is classified as equity in accordance with paragraphs 718-10-25-6 through 25-18 at grant date or upon a modification. Moreover, in the topic was amended paragraph 718-10-50-2(f), with a link to transition paragraph 718-10-65-16, which states that listed requirements indicates the minimum information needed to achieve the objectives in paragraph 718-10-50-1 and illustrates how the disclosure requirements might be satisfied. In some circumstances, an entity may need to disclose information beyond the following to achieve the disclosure objectives. Firstly, a description of the method used during the year to estimate the fair value (or calculated value) of awards under share-based payment arrangements. Secondly, a description of the significant assumptions used during the year to estimate the fair value (or calculated value) of share-based compensation awards, including: i. Expected term of share options and similar instruments, including a discussion of the method used to incorporate the contractual term of the instruments and grantees' expected exercise and post vesting termination behavior into the fair value of the instrument. ii. Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. iii. Expected dividends. iv. Risk-free rate(s). v. Discount for post vesting restrictions and the method for estimating it. vi. Practical expedient for current price input. The topic also contains added paragraph 718-10-65-16, that illustrates the transition and effective date information related to Accounting Standards Update No. 2021-07 by the listed requirement: a. The pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. b. An entity shall apply the pending content that links to this paragraph prospectively. Early application, including application in an interim period, is permitted for financial statements that have not been issued or made available for issuance as of October 25, 2021. The amendments in this Update apply to all nonpublic entities that issue equity-classified share-based awards and elect the practical expedient in this Update. Thus, ASU 2021-06 will not impact consolidated financial statements and related disclosures.
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

In March 2022, the FASB issued Accounting Standards Update No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", which introduces the amendments, which targeted on improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity's risk management activities in its financial statements. The amendments in this Update apply to the Company that elect to apply the portfolio layer method of hedge accounting in accordance with Table of Contents Topic 815. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, the last-of-layer method allows an entity to hedge a stated amount of the asset or assets in the closed portfolio that is anticipated to be outstanding for the designated hedge period. If the requirements for the last-of-layer method are met, prepayment risk is not incorporated into the measurement of the hedged item. Accordingly, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. ASU 2022-01 will not have an impact on the Company's consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In March 2022, the FASB issued Accounting Standards Update No. 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which introduces the amendments on solving two issues of creditors related to troubled debt restructurings and gross write-offs of vintage debt disclosures. The amendments in Update 2016-13 require that an entity measure and record the lifetime expected credit losses on an asset that is within the scope of the Update upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. Investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information.

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

In June 2022, FASB Issued Accounting Standard Updated No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB has issued this standard to (1) clarify the guidance in Topic 820 – Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

In September 2022, the FASB issued Accounting Standards Update No. 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” to enhance the transparency of supplier finance programs. This requires all entities, which apply those programs in connection with the purchase of goods and services (buyer party), to disclose qualitative and quantitative information about the use of the finance programs to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.
Accordingly, ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact that ASU 2022-04 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 – RECAST
When preparing the condensed consolidated financial statements as of and for the three and six months ended September 30, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2022, required revision due to the closing of the acquisition of Freedom Life and Freedom Insurance in May 2022, which were deemed to be entities under common control with the Company since 2018. On May 17, 2022, the Company acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to acquiring these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired the two entities from a non-related party. Freedom Life and Freedom Insurance were deemed to be under common control with the Company since February 28, 2018, and August 22, 2018, respectively, the dates, when two insurance companies were acquired by Timur Turlov.
The Company acquired these companies from Mr. Turlov on May 17, 2022 at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. The Company acquired the Freedom Life and Freedom Insurance to expand its presence in insurance segment. The purchase price for 100% of the outstanding shares of Freedom Insurance was $13,977 and the purchase price for 100% of the outstanding shares of Freedom Life was $12,611. The Company is required to make these payments to Timur Turlov by no later than December 31, 2022.

As required by ASC 805 Business Combinations, acquisitions with parties under common control are required to have all previously presented periods recast to the date of acquisition. Accordingly, the financial results of Freedom Life and Freedom Insurance have been consolidated in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2022, and in the corresponding periods of 2021 for comparative purposes, as if they had been acquired prior to such periods.

In addition, because the assets and liabilities to be disposed of in connection with the planned sale of Freedom RU and Freedom Bank RU met the held for sale criteria as of September 30, 2022, such subsidiaries are presented as discontinued operations in accordance with ASC 205 and 360 in the the condensed consolidated financial statements as of and for the three and six months ended September 30, 2022 and in the corresponding periods of 2021 for comparative purposes. For additional information see Note 25 Assets and Liabilities held for sale to the condensed consolidated financial statements.
The previously issued Condensed Consolidated Balance Sheet as of March 31, 2022, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three and six months ended September 30, 2021, have been revised as follows:

	As of March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$625,547	$1,427	$(901)	$371	$(82)	$(400,898)	$225,464
Trading securities	1,203,479	8,875	—	68,520	—	(122,497)	1,158,377
Restricted cash	553,680	—	—	—	—	(5,730)	547,950
Brokerage and other receivables, net	357,567	173	(34)	60	(20)	(210,087)	147,659
Loans issued	94,797	44	—	—	—	(2,395)	92,446
Other assets	25,707	7,244	—	399	—	(7,214)	26,136
Fixed assets, net	21,365	182	—	254	—	(3,978)	17,823
Right-of-use asset	15,669	532	—	152	—	(8,922)	7,431
Deferred income tax assets	12,018	23	—	28	—	(11,161)	908
Intangible assets, net	5,791	1,489	—	161	—	(2,278)	5,163
Goodwill	5,388	359	—	151	—	—	5,898
Available-for-sale securities, at fair value	1	161,363	—	—	—	—	161,364
Insurance contract assets	—	3,555	—	2,157	—	—	5,712
Assets held for sale	—	—	—	—	—	825,419	825,419
TOTAL ASSETS	$2,921,009	$185,266	$(935)	$72,253	$(102)	$50,259	$3,227,750

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$775,178	$47,691	$—	$49,824	$—	$(32,469)	$840,224
Customer liabilities	1,417,937	—	(901)	—	(82)	(651,326)	765,628
Trade payables	45,229	—	—	21	(20)	(147)	45,083
Liabilities from insurance activity	—	106,329	—	13,161	—	—	119,490
Current income tax liability	14,556	—	—	—	—	—	14,556
Securities sold, not yet purchased – at fair value	14,103	—	—	—	—	(238)	13,865
Loans received	3,538	—	—	—	—	—	3,538
Debt securities issued	99,027	—	—	—	—	(64,637)	34,390
Lease liability	15,315	543	—	176	—	(8,530)	7,504
Deferred income tax liabilities	—	—	—	—	—	—	—
Deferred distribution payments	8,534	—	—	—	—	—	8,534
Liabilities held for sale	—	—	—	—	—	812,478	812,478
Other liabilities	19,917	550	(35)	292	—	(4,872)	15,852
TOTAL LIABILITIES	$2,413,334	$155,113	$(936)	$63,474	$(102)	$50,259	$2,681,142
Commitments and Contingent Liabilities (Note 26)	—	—	—	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	59	9,465	(9,465)	15,577	(15,577)	—	59
Additional paid in capital	141,340	—	16,499	—	16,906	—	174,745
Retained earnings	426,563	28,131	(6,666)	(4,811)	(1,293)	—	441,924
Accumulated other comprehensive loss	(53,291)	(7,443)	(368)	(1,987)	(36)	—	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$514,671	$30,153	$—	$8,779	$—	$—	$553,603

Non-controlling interest	(6,996)	1	—	—	—	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$507,675	$30,154	$—	$8,779	$—	$—	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,009	$185,267	$(936)	$72,253	$(102)	$50,259	$3,227,750

	Three months ended September 30, 2021
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$116,534	$—	$(91)	$28	$(77)	$(21,179)	$95,215
Net gain on trading securities	175,252	329	—	859	—	5,163	181,603
Net realized loss on investments available for sale	—	(622)	—	—	—	—	(622)
Interest income	20,063	5,513	—	2,221	—	(3,368)	24,429
Insurance underwriting income	—	12,804	—	3,218	—	—	16,022
Net gain on foreign exchange operations	1,622	(106)	—	(11)	—	3	1,508
Net loss on derivative	(656)	—	—	—	—	—	(656)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

TOTAL REVENUE, NET	312,815	17,918	(91)	6,315	(77)	(19,381)	317,499

Expense:
Fee and commission expense	22,968	1,836	(91)	174	(77)	(2,159)	22,651
Interest expense	16,185	1,120	—	1,621	—	(2,210)	16,716
Insurance claims incurred, net of reinsurance	—	9,748	—	3,765	—	—	13,513
Operating expense	36,569	1,336	—	1,630	—	(17,765)	21,770
Provision for impairment losses	366	—	—	662	—	(50)	978
Other expense, net	653	110	—	(1)	—	24	786
TOTAL EXPENSE	76,741	14,150	(91)	7,851	(77)	(22,160)	76,414

INCOME BEFORE INCOME TAX	236,074	3,768	—	(1,536)	—	2,779	241,085

Income tax expense	(31,562)	(13)	—	10	—	—	(32,094)

INCOME FROM CONTINUING OPERATIONS	204,512	3,755	—	(1,526)	—	2,779	208,991

Income/(loss) before income tax (expense)/benefit of discontinued operation	—	—	—	—	—	(2,779)	(2,779)

Income tax (expense)/benefit of discontinued operations	—	—	—	—	—	529	529

Income from discontinued operation	—	—	—	—		(2,250)	(2,250)

NET INCOME	$204,512	$3,755	$—	$(1,526)	$—	$—	$206,741

Less: Net loss attributable to non-controlling interest in subsidiary	(20)	—	—	—	—	—	(20)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$204,532	$3,755	$—	$(1,526)	$—	$—	$206,761

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(1,601)	—	—	—	—	(1,601)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	622	—	—	—	—	622
Foreign currency translation adjustments, net of tax effect	930	21	—	96	—	134	1,181

OTHER COMPREHENSIVE INCOME	930	(958)	—	96	—	134	202

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$205,442	$2,797	$—	$(1,430)	$—	$134	$206,943

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(20)	—	—	—	—	—	(20)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$205,462	$2,797	$—	$(1,430)	$—	$134	$206,963

For the three months ended September 30, 2021, the Company’s EPS as reported was 3.44 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 3.51, (0.05), and 3.47 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.

	Six months ended September 30, 2021
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$213,940	$—	$(91)	$88	$(161)	$(39,345)	174,431
Net gain on trading securities	185,152	600	—	1,429	—	3,104	190,285
Net realized loss on investments available for sale	—	(653)	—	—	—	—	(653)
Interest income	38,140	10,100	—	4,218	—	(6,892)	45,566
Insurance underwriting income	—	24,062	—	6,036	—	—	30,098
Net gain on foreign exchange operations	434	38	—	10	—	2,234	2,716
Net loss on derivative	(715)	—	—	—	—	—	(715)
TOTAL REVENUE, NET	436,951	34,147	(91)	11,781	(161)	(40,899)	441,728

Expense:
Fee and commission expense	44,832	3,128	(91)	362	(161)	(4,226)	43,844
Interest expense	30,457	1,998	—	2,966	—	(4,459)	30,962
Insurance claims incurred, net of reinsurance	—	18,616	—	6,193	—	—	24,809
Operating expense	66,888	2,612	—	3,278	—	(31,587)	41,191
Provision for impairment losses	659	—	—	663	—	(77)	1,245
Other expense/(income), net	664	225	—	(2)	—	(92)	795
TOTAL EXPENSE	143,500	26,579	(91)	13,460	(161)	(40,441)	142,846

INCOME BEFORE INCOME TAX	293,451	7,568	—	(1,679)	—	(458)	298,882

Income tax expense	(37,231)	(1)	—	(7)	—	—	(37,220)

INCOME FROM CONTINUING OPERATIONS	256,220	7,567	—	(1,686)	—	(458)	261,662

Income/(loss) before income tax(expense)/benefit of discontinued operation	—	—	—	—	—	458	458

Income tax (expense)/benefit of discontinued operations	—	—	—	—	—	(537)	(9)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Income from discontinued operation	—	—	—	—	—	(79)	449

NET INCOME	$256,220	$7,567	$—	$(1,686)	$—	$—	$262,111

Less: Net loss attributable to non-controlling interest in subsidiary	(72)	—	—	—	—	—	(72)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$256,292	7,567	—	(1,686)	—	$—	$262,183

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(726)	—	—	—	—	(726)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	653	—	—	—	—	653
Foreign currency translation adjustments, net of tax effect	4,230	71	—	—	(98)	—	4,203

OTHER COMPREHENSIVE INCOME	4,230	(2)	—	—	(98)	—	4,130

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$260,450	$7,565	$—	$(1,686)	$(98)	$—	$266,241

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(72)	—	—	—	—	—	(72)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	260,522	7,565	—	(1,686)	(98)	—	266,313
For the six months ended September 30, 2021, the Company’s EPS as reported was 4.33 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 4.42, 0.01, and 4.43 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 4 – RESTATEMENT

During the course of the Company's preparation of this quarterly report on Form 10-Q, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the six months ended September 30, 2021 related to the classification of loans issued and bank customer accounts within the Company's Condensed Consolidated Statements of Cash Flows. Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities". In addition, the Company identified that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". The Company has evaluated the effect of the incorrect classification and concluded that restatement was necessary. The Company determined that the restatement did not have any impact on the Company’s operating performance or any per-share amounts.
The following table summarizes the impact of these correction of errors for the period presented:

	Six months ended September 30, 2021
	As previously reported	FF Life and FF Insurance acquisitions	Adjustments for discontinued operations	As recasted	Correction of errors	As restated
Net cash flows from/(used in) operating activities	$(146,141)	$2,119	134,938	$(9,084)	$29,931	$20,847
Net cash flows used in investing activities	(7,084)	(37,220)	—	(44,304)	(21,948)	(66,252)
Net cash flows from/(used in) financing activities	99,070	28,909	32,871	160,850	(7,983)	152,867
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(36,533)	$(96)	167,617	$130,988	$—	$130,988
The following table summarizes the impact of the correction of errors broken down by continuing and discontinued operations:

	Six months ended September 30, 2021
	As recasted	Correction of errors	As restated
Net cash flows from/(used in) operating activities from continuing operations	$(4,046)	$19,288	$15,242
Net cash flows from/(used in) operating activities from discontinued operations	(5,038)	10,643	5,605
Net cash flows (used in) investing activities from continuing operations	(43,238)	(22,543)	(65,781)
Net cash flows (used in)/from investing activities from discontinued operations	(1,066)	595	(471)
Net cash flows from financing activities from continuing operations	178,496	3,255	181,751
Net cash flows used in financing activities from discontinued operations	(17,646)	(11,238)	(28,884)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$130,988	$—	$130,988

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – CASH AND CASH EQUIVALENTS
As of September 30, 2022, and March 31, 2022, cash and cash equivalents consisted of the following:

	September 30, 2022	March 31, 2022
		(Recasted)
Cash demand accounts in National Bank (Kazakhstan)	$478,567	$42,517
Cash demand accounts in commercial banks	193,944	70,155
Securities purchased under reverse repurchase agreements	47,049	19,947
Cash demand accounts on brokerage accounts	45,653	71,061
Petty cash in bank vault and on hand	12,033	18,607
Cash in transit	8,301	35
Overnight deposits	2,776	—
Cash demand accounts in stock exchanges	1,975	2,828
Cash demand accounts in the Central Depository (Kazakhstan)	92	314
Total cash and cash equivalents	$790,390	$225,464
As of September 30, 2022, and March 31, 2022, cash and cash equivalents were not insured. As of September 30, 2022, and March 31, 2022, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	September 30, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate debt	15.81%	$25,608	$—	$25,608
Non-US sovereign debt	1.38%	13,746	—	13,746
US sovereign debt	13.99%	7,444	—	7,444
Corporate equity	12.25%	228	23	251
Total securities sold under repurchase agreements		$47,026	$23	$47,049

	March 31, 2022 (Recasted)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	16.38%	$9,952	$—	$9,952
Non-US sovereign debt	12.51%	9,786	—	9,786
Corporate equity	16.90%	152	—	152
Corporate debt	11.88%	57	—	57
Total securities sold under repurchase agreements		$19,947	$—	$19,947
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2022, and March 31, 2022, was $47,435 and $19,911, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – RESTRICTED CASH
Restricted cash for the periods ended September 30, 2022, and March 31, 2022, consisted of:

	September 30, 2022	March 31, 2022
		(Recasted)
Brokerage customers’ cash	$428,540	$531,032
Deferred distribution payments	8,534	8,534
Guaranty deposits	2,956	5,540
Restricted bank accounts	—	2,844
Total restricted cash	$440,030	$547,950

As of September 30, 2022, and March 31, 2022, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers. As of September 30, 2022, and March 31, 2022, the deposited funds of $8,534 are qualified for FDIC insurance in the amount of $250.

Restricted cash also included a deferred distribution payment amount, which is a cash held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The deferred distribution payment amount was held in cash at September 30, 2022, and March 31, 2022. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs, no party has yet established legal and beneficial ownership of the distribution payment. The Company does not claim an ownership interest in the distribution payment. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.
NOTE 7 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of September 30, 2022, and March 31, 2022, trading and available-for-sale securities consisted of:

	September 30, 2022	March 31, 2022
		(Recasted)
Corporate debt	$666,137	$712,133
Non-U.S. sovereign debt	634,056	360,570
Corporate equity	32,522	72,354
U.S. sovereign debt	23,883	10,435
Exchange traded notes	2,946	2,884
Total trading securities	$1,359,544	$1,158,377

	September 30, 2022	March 31, 2022
		(Recasted)
Corporate debt	$155,529	$145,836
Non-U.S. sovereign debt	8,293	12,997
U.S. sovereign debt	4,352	2,530
Corporate equity	1	1
Total available-for-sale securities, at fair value	$168,175	$161,364

The following tables present maturity analysis for available-for-sale securities as of September 30, 2022, and March 31, 2022:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2022
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	430	850	7,013	8,293
Corporate debt	50,533	53,456	49,411	2,129	155,529
US sovereign debt	—	1,389	1,694	1,269	4,352
Corporate equity	—	—	—	1	1
Total available-for-sale securities, at fair value	$50,533	$55,275	$51,955	$10,412	$168,175

	March 31, 2022
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	1,692	864	1,086	9,355	12,997
Corporate debt	69,364	50,155	26,284	33	145,836
US sovereign debt	—	—	—	2,530	2,530
Corporate equity	—	—	—	1	1
Total available-for-sale securities, at fair value	$71,056	$51,019	$27,370	$11,919	$161,364

As of September 30, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $321,902 and the Ministry of Finance of the Republic of Kazakhstan (S&P Global: BBB- credit rating) in the amount of $622,251. As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $357,343 and $506,472, respectively.
The Company recognized no other-than-temporary impairment in accumulated other comprehensive loss.
The fair value of securities is determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, the Company utilizes internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that the Company is valuing and the selected benchmark. Depending on the type of securities owned by the Company, other valuation methodologies may be required.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2022, and March 31, 2022:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of September 30, 2022 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	10.90%	$666,137	$622,933	$42,689	$515
Non-U.S. sovereign debt	10.90%	634,056	421,301	209,418	3,337
Corporate equity	—%	32,522	19,986	12,213	323
U.S. sovereign debt	4.32%	23,883	20,997	2,886	—
Exchange traded notes	—%	2,946	2,465	481	—

Total trading securities		$1,359,544	$1,087,682	$267,687	$4,175

Corporate debt	12.20%	$155,529	$147,582	$7,947	$—
Non-US sovereign debt	5.90%	8,293	7,661	632	—
US sovereign debt	4.05%	4,352	3,510	842	—
Corporate equity	—%	1	—	—	1

Total available-for-sale securities, at fair value		$168,175	$158,753	$9,421	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2022 (Recasted) using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.09%	$712,133	$711,538	$—	$595
Non-U.S. sovereign debt	13.15%	360,571	352,275	—	8,296
Corporate equity	—	72,354	71,827	276	251
U.S. sovereign debt	2.35%	10,435	10,435	—	—
Exchange traded notes	—	2,884	2,884	—	—

Total trading securities		$1,158,377	$1,148,959	$276	$9,142

Corporate debt	11.09%	$145,836	$145,836	$—	$—
Non-U.S. sovereign debt	5.51%	12,997	12,551	—	446
U.S. sovereign debt	2.17%	2,530	2,530	—	—
Corporate equity	—	1	—	—	1

Total available-for-sale securities, at fair value		$161,364	$160,917	$—	$447
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of September 30, 2022, and March 31, 2022. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of September 30, 2022	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$3,337	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	515	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	323	Discount rate	58.8%
			Estimated number of years	9 years
Total		$4,175

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Type	Valuation Technique	FV as of March 31, 2022	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$7,524	Discount rate	69.0%
			Estimated number of years	11 years
Non-US sovereign debt	DCF	772	Discount rate	13.9%
			Estimated number of years	1 year
Corporate debt	DCF	595	Discount rate	45.0%
			Estimated number of years	3 months
Corporate equity	DCF	251	Discount rate	20.0%
			Estimated number of years	9 years
Total		$9,142
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2022, and the year ended March 31, 2022:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2022 (Recasted)	$9,142	$1
Purchase of investments that use Level 3 inputs	1,750	446
Reclassification to level 2	(1,267)	—
Sale	(4,716)	—
Revaluation of investments that use Level 3 inputs	(160)	—
Translation difference	(574)	—
Balance as of September 30, 2022 (Recasted)	$4,175	$447

Balance as of March 31, 2021 (Recasted)	$19,032	$1
Reclassification to level 3	682	—
Reclassification to level 1	(18,370)	—
Purchase of investments that use Level 3 inputs	10,812	—
Revaluation of investments that use Level 3 inputs	(3,014)	—
Balance as of March 31, 2022 (Recasted)	$9,142	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of September 30, 2022, and March 31, 2022:

	September 30, 2022
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$152,826	$(402)	$3,105	$155,529	2022 - 2042
Non-US sovereign debt	10,002	—	(1,709)	8,293	2024 - indefinite
U.S. sovereign debt	5,035	—	(683)	4,352	2024 - 2044
Corporate equity	1	—	—	1	not applicable
Total available-for-sale securities, at fair value	$167,864	$(402)	$713	$168,175

	March 31, 2022 (Recasted)
	Assets measured at amortized cost	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$146,111	$(275)	$145,836	2022 - 2035
Non-U.S. sovereign debt	13,784	(787)	12,997	2022 - indefinite
U.S. sovereign debt	2,912	(382)	2,530	2044
Corporate equity	1	—	1	not applicable
Total available-for-sale securities, at fair value	$162,808	$(1,444)	$161,364

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables as of September 30, 2022, and March 31, 2022, consisted of:

	September 30, 2022	March 31, 2022
		(Recasted)
Margin lending receivables	$399,857	$138,983
Receivables from brokerage clients	4,377	4,386
Long-term installments receivables	1,287	1,367
Receivable from sale of securities	866	884
Bonds coupon receivable	636	—
Bank commissions receivable	499	598
Receivable for underwriting and market-making services	324	296
Dividends accrued	6	45
Other receivables	2,913	3,207

Allowance for receivables	(2,596)	(2,107)

Total brokerage and other receivables, net	$408,169	$147,659

Margin lending receivables allow customers to borrow against the value of qualifying securities, primarily for the purpose of purchasing additional securities, as well as to collateralize short positions. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage. Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for margin when collateral values decline.
As of September 30, 2022, and March 31, 2022, amounts due from a single related party customer were $327,487 and $102,680, respectively or 82% and 70% respectively, of total brokerage and other receivables, net. Approximately 97% and 95% of these balances were due from Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”), a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Company considers receivables due from related parties fully collectible. As of September 30, 2022, and March 31, 2022, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $2,596 and $2,107, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 – LOANS ISSUED
Loans issued as of September 30, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$249,133	October, 2022 - September, 2047	9.16%	$250,228	KZT
Uncollateralized bank customer loans	83,475	October, 2022 - September, 2042	18.85%	—	KZT
Car loans	11,531	October, 2022 - October, 2029	26.76%	11,738	KZT
Collateralized Bank customer loans	6,840	May, 2023 - September, 2023	1.55%	6,840	KZT
Subordinated loans	5,122	December, 2022-April, 2024	4.89%	—	USD
Subordinated loans	1,013	September, 2029	12.00%	—	UAH
Loans issued to policyholders	103	November, 2022 - June, 2023	14.55%	180	KZT
Other	140	May, 2022 - May, 2027	2.00%	—	EUR
Total loans issued	$357,357
Freedom Bank KZ provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the loans to the Program Operator. Under this program, borrowers can receive a mortgage at an interest rate of 7%, for 20 years. In accordance with the program and trust management agreement, Freedom Bank KZ carries out trust management of transferred mortgage loans, and transfers all repayments of principal amounts of mortgages plus 3% of the 7% interest to the Program Operator. The remaining 4% of the 7% interest is retained by Freedom Bank KZ as margin. Under the program and trust management agreement, Freedom Bank KZ is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days or more. The repurchase of delinquent loans is performed at the loan nominal value.

Since the Freedom Bank KZ sells those loans with recourse for uncollectible amounts, retains part of interest from those loans, and agrees to service those loans after the sale, Freedom Bank KZ has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As Freedom Bank KZ continues to recognize the loans, it also recognizes the associated liability in the amount of $150,340 as of September 30, 2022, which is included within other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2022 the corresponding liability amounted to $6,447.
As of September 30, 2022, mortgage loans include the state mortgage program "7-20-25" with a principal amount of $203,213.

Microfinance organization Freedom Finance Credit (“FFIN Credit”) is a start-up created by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. It is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be transferred by Mr. Turlov to the Company.
During the six months ended September 30, 2022, the Company entered into agreements with FFIN Credit to purchase uncollateralized consumer retail loans. The agreements provide the Company the ability to sell back to FFIN Credit up to $36,010 of the total loans purchased.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined that it has received control over the transferred loans, with the exception of the amount it has the right to sell back to the transferor, accordingly the Company has recognized the loans on its Condensed Consolidated Balance Sheets.

During the three and six months ended September 30, 2022, the Company purchased loans in the aggregate amount of $18,115 and $74,796 and sold back loans totaling $9,713 and $19,545 to the FFIN Credit, respectively. During the three and six months ended September 30, 2021, the Company purchased loans in the aggregate amount of $14,204 and $19,474 and sold back loans totaling $2,860 and $2,860 to the microfinance organization, respectively.

As of September 30, 2022, the Company held outstanding loans purchased from the FFIN Credit totaling $87,543, net of an allowance of $4,137.
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$51,924	April 2022 - March 2047	11.86%	52,134	KZT
Uncollateralized bank customer loans	34,067	April 2022 - March 2047	17.56%	—	KZT
Subordinated loan	5,033	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,256	December 2022-April 2024	7.00%	—	UAH
Other	123	February 2022-Febraury 2027	2.50%	—	USD
Loans to policyholders	43	July 2022 - March 2023	12.02%	284	KZT
Total loans issued (recasted)	$92,446
NOTE 10 – PROVISION FOR INCOME TAXES
The Company is subject to taxation in Kazakhstan, Russia, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of September 30, 2022, and March 31, 2022, were 21% for the U.S., 20% for Kazakhstan, the Russian Federation and Azerbaijan,10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the six months ended September 30, 2022, and 2021, the effective tax rate was equal to 18.9% and 12.5%, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 11 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of September 30, 2022, and March 31, 2022, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	14.48%	$508,658	$6,286	$514,944
Non-US sovereign debt	13.94%	464,858	—	464,858
US sovereign debt	0.80%	1,388	—	1,388
Total securities sold under repurchase agreements		$974,904	$6,286	$981,190

	March 31, 2022 (Recasted)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	11.96%	$609,405	$142	$609,547
Non-US sovereign debt	10.85%	222,893	—	222,893
US sovereign debt	0.77%	7,396	—	7,396
Corporate equity	14.00%	388	—	388
Total securities sold under repurchase agreements		$840,082	$142	$840,224
The fair value of collateral pledged under repurchase agreements as of September 30, 2022, and March 31, 2022, was $989,306 and $834,583, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 12 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by its brokerage and bank customers. As of September 30, 2022, and March 31, 2022, customer liabilities consisted of:

	September 30, 2022	March 31, 2022
		(Recasted)
Brokerage customers	$847,517	$519,344
Banking customers	719,941	246,284
Total customer liabilities	$1,567,458	$765,628
As of September 30, 2022, banking customer liabilities consisted of demand deposits and term deposits of $356,092 and $363,849, respectively. As of March 31, 2022, banking customer liabilities consisted of demand deposits and term deposits of $155,494 and $90,790, respectively.
In accordance with Kazakhstan local law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
of which, depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $42 to each customer. As at September 30, 2022 and March 31, 2022, Freedom Bank KZ had the total amount of insured bank deposits for amounts of $96,785 and $42,697 for all customers.
NOTE 13 – TRADE PAYABLES
As of September 30, 2022, and March 31, 2022, trade payables of the Company was comprised of the following:

	September 30, 2022	March 31, 2022
		(Recasted)
Margin lending payable	$67,966	$39,250
Trade payable for securities operations	448	462
Payables to suppliers of goods and services	18	4,462
Other	656	909
Total trade payables	$69,088	$45,083
On September 30, 2022, and March 31, 2022, trade payables due to a single related party were $5,650 or 8% and $38,889 or 86%, respectively.
NOTE 14 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE
The following table provides a reconciliation of the beginning and ending balances for securities sold, not yet purchased - at fair value by the Company, as of September 30, 2022, and March 31, 2022:

Total
Balance as of March 31, 2021 (Recasted)	$8,569
Short sales	7,055
Repurchase	(346)
Net gain on trading securities	(1,413)
Balance as of March 31, 2022 (Recasted)	$13,865

Balance as of March 31, 2022 (Recasted)	$13,865
Short sales	410
Repurchase	(7,665)
Net loss on trading securities	766
Balance as of September 30, 2022	$7,376
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
NOTE 15 – LOANS RECEIVED
As of September 30, 2022, and March 31, 2022, loans received by the Company included:

Company that received loan	Lender	September 30, 2022	March 31, 2022	Interest Rate	Term	Maturity dates
			(Recasted)
Freedom Holding Corp.	Non-Bank	$3,622	$3,538	5%	26 months	12/31/2022
Freedom Global	Non-Bank	1,803	—	3%	6 months	12/27/2022
Total loans received		$5,425	$3,538
As of September 30, 2022, and March 31, 2022, the Company had loans received from a related party totaling $1,803 and $0, respectively.
As of September 30, 2022, non-bank loans received were unsecured. As of September 30, 2022, and March 31, 2022, accrued interest on the loans amounted to $334 and $238, respectively.
NOTE 16 – DEBT SECURITIES ISSUED
As of September 30, 2022, and March 31, 2022, outstanding debt securities of the Company included the following:

Debt securities issued by:	September 30, 2022	March 31, 2022
		(Recasted)
Freedom SPC	$30,184	$13,203
Freedom Holding Corp.	20,500	20,499
Accrued interest	1,114	688
Total debt securities issued	$51,798	$34,390
As of September 30, 2022, and March 31, 2022, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 7% and maturity dates ranging from December 2022 to October 2026.
The Company's debt securities include $20,500 of FRHC notes issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.
The Company’s debt securities also include $30,184 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.5% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from the issuance of the Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate under the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. The group has no covenants to comply with.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of September 30, 2022, and March 31, 2022, insurance and reinsurance receivables of the Company was comprised of the following:

	September 30, 2022	March 31, 2022
Assets:		(Recasted)

Amounts due from policyholders	$6,061	$3,500
Claims receivable from reinsurance	993	769
Amounts due from reinsured	61	23
Less provision for impairment losses	(880)	(343)
Insurance and reinsurance receivables:	6,235	3,949

Unearned premium reserve, reinsurers’ share	4,714	143
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,763	1,620

Total	$12,712	$5,712
As of September 30, 2022, and March 31, 2022, the premium receivables from policyholders increased due to the expansion of operations.
As of September 30, 2022, and March 31, 2022, insurance and reinsurance payable of the Company was comprised of the following:

	September 30, 2022	March 31, 2022
Liabilities:		(Recasted)

Amounts payable to reinsurers	$2,109	$402
Amounts payable to insured	1,768	685
Amounts payable to agents and brokers	734	1,981
Insurance and reinsurance payables:	4,611	3,068

Unearned premium reserve	31,535	17,985
Reserves for claims and claims’ adjustment expenses	113,931	98,437

Total	$150,077	$119,490
As of September 30, 2022, and March 31, 2022, the amount payable to agents and brokers increased due to the expansion of operations.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – NET GAIN ON TRADING SECURITIES
During the three and six months ended September 30, 2022, and September 30, 2021, net gain on trading securities was comprised of:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
		(Recasted)
Net gain recognized during the period on trading securities sold during the period	$3,498	$36,395
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	5,507	145,208
Net gain recognized during the period on trading securities	$9,005	$181,603

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
		(Recasted)
Net (loss)/gain recognized during the period on trading securities sold during the period	$(8,232)	$41,966
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	21,671	148,319
Net gain recognized during the period on trading securities	$13,439	$190,285

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 19 – FEE AND COMMISSION INCOME
Fee and commission income is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied at a point in time or over time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration, if any.

The Company’s revenues from contracts with customers are recognized when the performance obligations are satisfied at an amount that reflects the consideration expected to be received in exchange for such services. The majority of the Company’s performance obligations are satisfied at a point in time and are typically collected from customers by debiting their brokerage account with the Company.
Brokerage and bank services
Commissions from brokerage services — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. Commissions from bank services — The Company earns bank commissions by executing client order for money transfer, purchase and sale of foreign currency, and other bank services. A substantial portion of the Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.

Investment Banking

The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the condensed consolidated income statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

During the three and six months ended September 30, 2022, and September 30, 2021, fee and commission income was comprised of:

	Three months ended September 30, 2022
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$11,512	$72,747	$1,050	$—	$85,309
Bank services	5,779	—	—	—	5,779
Underwriting and market-making services	1,587	—	—	—	1,587
Other fee and commission income	189	259	—	—	448
Total fee and commission income	$19,067	$73,006	$1,050	$—	$93,123

	Six months ended September 30, 2022
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$15,115	$156,524	$2,184	$—	$173,823
Bank services	9,592	—	—	—	9,592
Underwriting and market-making services	3,230	—	—	—	3,230
Other fee and commission income	322	516	—	—	838
Total fee and commission income	$28,259	$157,040	$2,184	$—	$187,483

	Three months ended September 30, 2021 (Recasted)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$2,091	$88,247	$1,165	$—	$91,503
Bank services	1,029	—	—	—	1,029
Underwriting and market-making services	1,780	—	—	—	1,780
Other fee and commission income	366	537	—	—	903
Total fee and commission income	$5,266	$88,784	$1,165	$—	$95,215

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2021 (Recasted)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$3,652	$160,053	$2,134	$—	$165,839
Bank services	1,733	—	—	—	1,733
Underwriting and market-making services	4,004	—	—	—	4,004
Other fee and commission income	2,133	722	—	—	2,855
Total fee and commission income	$11,522	$160,775	$2,134	$—	$174,431
Receivables and Contract Balances
Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Brokerage and other receivables are disclosed in Note 8 in the notes to condensed consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of September 30, 2022 and March 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of September 30, 2022 and March 31, 2022, contract liability balances were not material.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 20 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $68,541 and $81,524, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party commission income for the three months ended September 30, 2022, as compared to approximately 99% of the Company's total related party commission income for the three months ended September 30, 2021. During the six months ended September 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $147,669 and $150,416, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 100% and 55% of the Company's total related party commission income for the six months ended September 30, 2022, and 2021, Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended September 30, 2022 and 2021, the Company paid commission expense to related parties in the amount of $196 and $5,227, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 20% of the Company's total related party commission expense for the three months ended September 30, 2022, as compared to approximately 62% of the Company's total related party commission expense for three months ended September 30, 2021. During the six months ended September 30, 2022 and 2021, the Company paid commission expense to related parties in the amounts of $353 and $10,527, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 21% and 31% of the Company's total related party commission expense for the six months ended September 30, 2022, and 2021.
During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $302 and $385, respectively. During the six months ended September 30, 2022, and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $683 and $565, respectively.
As of September 30, 2022, and March 31, 2022 the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $21,331 and $22,787 respectively. 100% and 100% of these balances were due to Wisdompoint Capital LTD.
As of September 30, 2022, and March 31, 2022, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $64 and $190, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
As of September 30, 2022, and March 31, 2022, the Company had margin lending receivables with related parties totaling $335,992 and $107,649, respectively. 97% and 95% of these balances were due from FFIN Brokerage.
As of September 30, 2022, and March 31, 2022, the Company had margin lending payables to related parties, totaling $5,650 and $38,889, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of September 30, 2022, and March 31, 2022, respectively.
As of September 30, 2022, and March 31, 2022, the Company had accounts payable due to a related party totaling $211 and $313, respectively.
As of September 30, 2022, and March 31, 2022, the Company had amounts due to the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov related to the acquisition of the two insurance companies, Freedom Life and Freedom Insurance, totaling $23,751 and $15,852, respectively.
As of September 30, 2022, and March 31, 2022, the Company had loans received from related party totaling $1,803 and $0, respectively.
As of September 30, 2022, and March 31, 2022, the Company had financial liability with related parties totaling $0 and $1,637, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2022, and March 31, 2022, the Company had customer liabilities to related parties totaling $128,700 and $325,904, respectively. As of September 30, 2022, and March 31, 2022, 52% and 54%, respectively, of these balances were deposits from FFIN Brokerage.
As of September 30, 2022, and March 31, 2022, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $246,965 and $222,651. As of September 30, 2022, and March 31, 2022, 83% and 78%, respectively, of these balances were from FFIN Brokerage.
During the the three and six months ended September 30, 2022, the Company purchased loans in the aggregate amount of $18,115 and $74,796 and sold back loans totaling $9,713 and $19,545 to FFIN Credit, respectively.

In July 2021 the Company sold 23.88% of the outstanding equity interest of Freedom UA to Askar Tashtitov, the Company’s president, for $415 to comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers. For additional information regarding this transaction, see Note 1 Description of Business to the condensed consolidated financial statements.
Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”) is owned personally by Timur Turlov and is not part of the FRHC group of companies. FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Company through a client omnibus account at Freedom EU.

Wisdompoint Capital LTD is a party related to Freedom EU through common management. Wisdompoint Capital LTD provides brokerage services to the Company.
Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 21 – STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2022, and 2021, no outstanding non-qualified stock options were exercised.

In May 2022, Freedom KZ completed the acquisition of two insurance companies, Freedom Life and Freedom Insurance. These two companies were 100% controlled by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov. The consideration for closing of the sale was $26,588. The Company is required to make these payments to Timur Turlov by no later than December 31, 2022.

During the three and six months ended September 30, 2022, Timur Turlov made a capital contribution to the Company in the amount of $0 and $677, respectively.

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
The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $3,103 and $6,801 during the three and six months ended September 30, 2022. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $4,561 and $6,722 during the three and six months ended September 30, 2021.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 – STOCK BASED COMPENSATION

During the six months ended September 30, 2022, no restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $3,103 during the three months ended September 30, 2022, and $4,561 during the three months ended September 30, 2021. As of September 30, 2022 and March 31, 2022, there was $17,094 and $24,731 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 3.82 years.
The Company has determined the fair value of restricted shares awarded as of grant date, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%
The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended September 30, 2022:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2022	1,049,500	$40,303
Granted	—	—
Vested	(224,942)	(7,688)
Forfeited/cancelled/expired	(32,000)	(2,678)
Outstanding, at September 30, 2022	792,558	$29,937

NOTE 23 – LEASES
The Company determines whether a contract contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022:

	Classification on Balance Sheet	September 30, 2022
Assets
Operating lease assets	Right-of-use assets	$13,602
Total lease assets		$13,602

Liabilities
Operating lease liability	Lease liability	$13,348
Total lease liability		$13,348

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table presents as of September 30, 2022, the annual maturities of the lease liabilities:

Twelve months ending March 31,
2023	$2,505
2024	3,555
2025	2,922
2026	2,409
2027	1,681
Thereafter	3,607
Total payments	16,679
Less: amounts representing interest	3,331
Lease liability, net	$13,348
Weighted average remaining lease term (in months)	23
Weighted average discount rate	12%
Lease commitments for short term operating leases as of September 30, 2022, was approximately $296. The Company’s lease expense for office space was $573 and $1,116 for the three and six months ended September 30, 2022, and $398 and $550 September 30, 2021, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 24 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARIES
Acquisition of London-Almaty
On September 1, 2022, the Company completed the acquisition of Insurance Company IC "London-Almaty", following receipt of the approval from the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market, by purchasing 100% of its outstanding shares. The Company acquired the London-Almaty to expand its presence in insurance segment.
As of September 1, 2022, the date of the acquisition of IC "London-Almaty", the fair value of IC "London-Almaty" was $15,858. The total purchase price was allocated as follows:

As of September 1, 2022

ASSETS
Cash and cash equivalents	$8,077
Due from banks	2,176
Trading securities	6,178
Value of business acquired	1,677
Assets from insurance activities	3,401
Fixed assets	806
Intangible assets	127
Other assets	1,505
TOTAL ASSETS	23,947

Insurance reserves	6,380
Liabilities from insurance activity	1,429
Other liabilities	280
TOTAL LIABILITIES	8,089

Net assets acquired	15,858

Goodwill	485

Total purchase price	$16,343

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Acquisition of Ticketon
As of September 30, 2022, the date of the acquisition of Ticketon by purchasing 100% of its authorized capital. The Company acquired the Ticketon to accelerate our growth in fintech industry. The negative fair value of Ticketon was $172. The total purchase price was allocated as follows:

As of September 30, 2022

ASSETS
Cash and cash equivalents	$3,029
Brokerage and other receivables	169
Fixed assets	20
Intangible assets	33
Right-of-use asset	63
Other assets	606
TOTAL ASSETS	3,920

Deferred income tax liabilities	34
Lease liability	63
Other liabilities	3,995
TOTAL LIABILITIES	4,092

Net assets acquired	(172)

Goodwill	3,172

Total purchase price	$3,000

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 25 – ASSETS AND LIABILITIES HELD FOR SALE
In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company announced its plans to divest its interests in its Russian securities brokerage and complementary banking operations in Russia ("Russian Segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of its Russian segment. Maxim Povalishin, the purchaser, is currently the Deputy General Director and a member of the Board of Directors of Freedom RU. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to be completed within the next fiscal quarter.
The consideration for the purchase of the Russian Subsidiaries consists of the following:

•Mr. Povalishin will be assigned the Company’s obligation to Freedom RU under an outstanding deferred payment in the amount of approximately RUB 6.6 billion (at foreign exchange rate on the reporting date approximately $115 million) (the “Deferred Payment Obligation”) which resulted from the purchase by the Company of 90.43% of the share capital of Freedom RU’s Kazakhstan subsidiary Freedom Finance JSC (“Freedom KZ”) (with its subsidiaries) from Freedom RU as part of a corporate restructuring, as a result of which the Company will become the 100% direct owner of Freedom KZ. The agreement for the purchase of Freedom KZ was entered on September 13, 2022. The transaction was approved by regulatory body and is expected to be finalized during November 2022; and
•Mr. Povalishin will pay cash in an amount equal to (x) $140 million less (y) the amount of the Deferred Payment Obligation as translated into U.S. dollars at the official exchange rate on the closing date.
The Company has classified the Russia Segment as discontinued operations as of September 30, 2022 and for the three and six months ended September 30, 2022, because the subsidiaries to be disposed of in this transaction met the held for sale criteria as of September 30, 2022.

The cumulative translation adjustment attributable to the Russian Segment of $642 is included within Accumulated Other Comprehensive Income within the Condensed Consolidated Balance Sheet as of September 30, 2022. In light of the Russia/Ukraine Conflict, and the consequent U.S., UK and EU economic sanctions and Russian countersanctions, we were seeking to sell our interests in our three Russian subsidiaries that resulted in a non-cash $41,464 impairment charge, which was recorded as of September 30, 2022, within the line item Net income from discontinued operation on the Condensed Consolidated Statements of Operations. The Company will continue to evaluate the Russian Segment for changes in the valuation until it is sold.

In accordance with US GAAP, the Company has reported separately the discontinued operations in the condensed consolidated financial statements. As of September 30, 2022 and March 31, 2022, the major classes of assets and liabilities from discontinued operations included the following:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2022	March 31, 2022

Cash and cash equivalents	$712,116	$428,480
Restricted cash	19,040	28,406
Trading securities	120,162	122,497
Brokerage and other receivables, net	249,980	210,087
Loans issued	14,464	2,395
Other assets	41,317	33,554
Less: valuation allowance	(41,464)	—

Total assets held for sale	$1,115,615	$825,419

Customer liabilities	$966,869	$701,584
Securities repurchase agreement obligations	30,961	32,469
Debt securities issued	64,647	64,637
Other liabilities	27,403	13,788

Total liabilities held for sale	1,089,880	812,478

The results of operations for discontinued operations for the three and six months ended September 30, 2022, and 2021, consist of the following:

	For The Three Months Ended		For The Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Fee and commission income	$29,585	$21,179	$66,867	$39,346
Net gain/(loss) on trading securities	1,950	(5,164)	13,099	(3,105)
Interest income	5,250	3,367	11,054	6,892
Net gain/(loss) on foreign exchange operations	19,989	(3)	20,414	(2,235)

TOTAL REVENUE, NET	56,774	19,379	111,434	40,898

Fee and commission expense	2,324	2,159	4,250	4,226
Interest expense	4,261	2,210	10,019	4,459
Operating expense	26,072	17,764	53,540	31,587
Provision for impairment losses	212	50	582	76
Provision for impairment of discontinued operations	41,464	—	41,464	—
Other expense/(income), net	743	(25)	779	92

TOTAL EXPENSE	75,076	22,158	110,634	40,440

INCOME/(LOSS) BEFORE INCOME TAX	$(18,302)	$(2,779)	$800	$458

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The net cash flows from/(used in) operating and investing activities for discontinued operations for the six months ended September 30, 2022, and 2021, consist of the following:

	For the Six Months Ended September 30,
	2022	2021*
		(Recasted)
Cash Flows From Operating Activities
Net income from discontinued operations	$(6,080)	$449
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,143	993
Noncash lease expense	3,289	2,453
Change in deferred taxes	6,234	(929)
Stock compensation expense	3,220	3,358
Unrealized loss/(gain) on trading securities	(20,382)	4,228
Net change in accrued interest	682	(1,203)
Provision for impairment of discontinued operations	41,464	—
Allowances for receivables	155	—
Changes in operating assets and liabilities:
Trading securities	81,229	(24,850)
Brokerage and other receivables	56,513	(59,162)
Other assets	360	(843)
Securities sold, not yet purchased – at fair value	244	(24)
Customer liabilities	(142,647)	81,632
Current income tax liability	—	(582)
Trade payables	93	2,725
Lease liabilities	(3,721)	(2,603)
Other liabilities	7,787	(37)
Net cash flows used in operating activities from discontinued operations	29,583	5,605

Cash Flows Used In Investing Activities
Purchase of fixed assets	(2,560)	(1,066)
Proceeds from sale of fixed assets	750	—
Loans issued	(10,263)	595
Net cash flows used in investing activities from discontinued operations	(12,073)	(471)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table presents reconciliation of anticipated provision for impairment from sale of net assets held for sale as of disposal date:

	September 30, 2022
	Pre-elimination balance	Eliminations	Post-elimination balance

Cash and cash equivalents	$712,116	$—	$712,116
Restricted cash	19,040	—	19,040
Trading securities	120,162	—	120,162
Brokerage and other receivables, net	249,980	—	249,980
Loans issued	14,464	—	14,464
Other assets	41,363	(46)	41,317
Investment in subsidiaries	114,957	(114,957)	—

Total assets held for sale	$1,272,082	$(115,003)	$1,157,079

Customer liabilities	$966,869	$—	$966,869
Securities repurchase agreement obligations	30,961	—	30,961
Debt securities issued	64,647	—	64,647
Other liabilities	27,499	(96)	27,403

Total liabilities held for sale	$1,089,976	$(96)	$1,089,880

Net assets held for sale	$182,106		$67,199

Unrealized gain from cumulative translation adjustment	(642)
Adjusted net assets held for sale	$181,464

Expected selling price	140,000
Provision for impairment of discontinued operations	$(41,464)

NOTE 26 – COMMITMENTS AND CONTINGENCIES
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
Unfunded commitments under guarantees
Unfunded commitments under guarantees are conditional commitments issued by Freedom Bank KZ to provide bank guarantees to customers. These commitments may mature without being fully funded.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of September 30, 2022, and March 31, 2022, were as follows:

	As of September 30, 2022	As of March 31, 2022
		(Recasted)
Unfunded commitments under lines of credits and guarantees	$11,229	$11,292
Bank guarantees	3,541	6,384
Total	$14,770	$17,676

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 27 – SEGMENT REPORTING
During the fourth quarter of 2022 fiscal year, the Company's CODM restructured the way he views the Company's business from a single operating segment to five geographic regional segments including Central Asia, Europe, United States, Russia and Middle East/Caucasus. The Company has classified the Russia Segment as discontinued operations for the periods presented because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of September 30, 2022. The Company's CODM do not review inter-segment revenues as part of Segment reporting.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three months ended September 30, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Eliminations	Total

Fee and commission income (1)	$19,067	$73,006	$1,050	$—	$—	$93,123
Net gain on trading securities	15,828	(7,210)	387	—	—	9,005
Net realized gain on investments available for sale	716	—	—	—	—	716
Interest income	46,275	211	2,547	—	—	49,033
Insurance underwriting income	26,200	—	—	—	—	26,200
Net gain/(loss) on foreign exchange operations	7,601	(2,400)	(665)	19	—	4,555
Net loss on derivative	(2,320)	—	—	—	—	(2,320)
TOTAL REVENUE, NET	113,367	63,607	3,319	19	—	180,312

Fee and commission expense	11,812	6,474	144	9	—	18,439
Interest expense	34,562	2,964	3,337	—	—	40,863
Insurance claims incurred, net of reinsurance	17,475	—	—	—	—	17,475
Operating expense (2)	21,715	10,534	5,093	418	—	37,760
Provision for impairment losses/(recoveries)	3,732	(1)	(5)	—	—	3,726
Other expense/(income), net	94	101	(3)	—	—	192
TOTAL EXPENSE	89,390	20,072	8,566	427	—	118,455

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$23,977	$43,535	$(5,247)	$(408)	$—	$61,857

Income tax (expense)/benefit	(534)	(6,623)	(5,472)	10	—	(12,619)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$23,443	$36,912	$(10,719)	$(398)	$—	$49,238

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Eliminations	Total

Fee and commission income (1)	$28,259	$157,040	$2,184	$—	$—	$187,483
Net gain/(loss) on trading securities	37,417	(22,634)	(1,344)	—	—	13,439
Net realized loss on investments available for sale	123	—	—	—	—	123
Interest income	85,185	508	6,989	—	—	92,682
Insurance underwriting income	50,440	—	—	—	—	50,440
Net gain/(loss) on foreign exchange operations	11,869	(1,830)	(899)	8	—	9,148
Net gain on derivative	(1,054)	—	—	—	—	(1,054)
TOTAL REVENUE, NET	212,239	133,084	6,930	8	—	352,261

Fee and commission expense	22,527	18,901	297	29	—	41,754
Interest expense	66,530	5,660	8,744	—	—	80,934
Insurance claims incurred, net of reinsurance	34,167	—	—	—	—	34,167
Operating expense	42,482	22,099	10,360	818	—	75,759
Provision for impairment losses/(recoveries)	6,164	(2)	(8)	—	—	6,154
Other (income)/expense, net	(407)	97	(8)	(50)	—	(368)
TOTAL EXPENSE	171,463	46,755	19,385	797	—	238,400

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$40,776	$86,329	$(12,455)	$(789)	$—	$113,861

Income tax (expense)/benefit	(596)	(13,846)	(7,077)	21	—	(21,498)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$40,180	$72,483	$(19,532)	$(768)	$—	$92,363

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30, 2021 (Recasted)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Eliminations	Total

Fee and commission income	$5,266	$88,784	$1,165	$—	$—	$95,215
Net gain/(loss) on trading securities	2,756	178,951	(104)	—	—	181,603
Net realized loss on investments available for sale	(622)	—	—	—	—	(622)
Interest income	24,206	210	13	—	—	24,429
Insurance underwriting income	16,022	—	—	—	—	16,022
Net gain on foreign exchange operations	1,304	166	38	—	—	1,508
Net loss on derivative	(656)	—	—	—	—	(656)
TOTAL REVENUE, NET	48,276	268,111	1,112	—	—	317,499

Fee and commission expense	2,123	20,360	168	—	—	22,651
Interest expense	14,490	1,805	421	—	—	16,716
Insurance claims incurred, net of reinsurance	13,513	—	—	—	—	13,513
Operating expense	12,206	4,952	4,583	29	—	21,770
Provision for impairment losses	978	—	—	—	—	978
Other expense/(income), net	794	(8)	—	—	—	786
TOTAL EXPENSE	44,104	27,109	5,172	29	—	76,414

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$4,172	$241,002	$(4,060)	$(29)	$—	$241,085

Income tax benefit/(expense)	135	(8,152)	(24,077)	—	—	(32,094)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$4,307	$232,850	$(28,137)	$(29)	$—	$208,991

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2021 (Recasted)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Eliminations	Total

Fee and commission income	$11,522	$160,775	$2,134	$—	$—	$174,431
Net gain/(loss) on trading securities	11,698	178,993	(406)	—	—	190,285
Net realized loss on investments available for sale	(653)	—	—	—	—	(653)
Interest income	45,035	471	60	—	—	45,566
Income from insurance activity	30,098	—	—	—	—	30,098
Net gain/(loss) on foreign exchange operations	2,774	(60)	2	—	—	2,716
Net loss on derivative	(715)	—	—	—	—	(715)
TOTAL REVENUE, NET	99,759	340,179	1,790	—	—	441,728

Fee and commission expense	4,654	38,840	350	—	—	43,844
Interest expense	26,758	3,503	701	—	—	30,962
Expense from insurance activity	24,809	—	—	—	—	24,809
Operating expense	23,081	9,744	8,372	(6)	—	41,191
Provision for impairment losses	1,233	12	—	—	—	1,245
Other expense, net	800	(5)	—	—	—	795
TOTAL EXPENSE	81,335	52,094	9,423	(6)	—	142,846

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$18,424	$288,085	$(7,633)	$6	$—	$298,882

Income tax benefit/(expense)	22	(14,014)	(23,228)	—	—	(37,220)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$18,446	$274,071	$(30,861)	$6	$—	$261,662
(1) All trading of U.S. and European exchange traded and OTC securities by all of the Company's securities brokerage firms, excluding PrimeEx, are routed to and executed through Freedom EU and all fee and commission income for those transactions is recognized at Freedom EU.
(2) Operating expense includes significant noncash items stock based compensation expenses. The following table summarizes the Company's stock based compensation by its geographic segments:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021*	2022	2021*

Central Asia	$1,036	$1,384	$2,138	$2,032
U.S.	533	691	1,152	1,045
Europe	135	196	291	288
Middle East/Caucasus	—	—	—	—

Total stock based compensation	$1,704	$2,271	$3,581	$3,365
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	September 30, 2022
	Central Asia	Europe	U.S.	Russia (Discontinued operations)	Middle East/Caucasus	Total

Total assets	$2,837,687	$685,110	$143,833	$1,115,615	$2,120	$4,784,365
Total liabilities	2,561,607	373,466	137,716	1,089,880	365	4,163,034

Net assets	$276,080	$311,644	$6,117	$25,735	$1,755	$621,331

	March 31, 2022 (Recasted)
	Central Asia	Europe	U.S.	Russia (Discontinued operations)	Middle East/Caucasus	Total

Total assets	$1,423,539	$805,768	$172,679	$825,409	$355	$3,227,750
Total liabilities	1,203,486	489,883	175,136	812,465	172	2,681,142

Net assets	$220,053	$315,885	$(2,457)	$12,944	$183	$546,608

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Central Asia Segment

Central Asia segment comprises Kazakhstan headquarters and operations in Kazakhstan (including the AIFC), Kyrgyzstan, Uzbekistan, Ukraine and Turkey.

Recently acquired insurance companies, Freedom Insurance, Freedom Life, and London Almaty, are included within Central Asia segment.

Europe Segment

Cyprus securities brokerage firm, Freedom EU, oversees Europe segment operations (consisting of operations in Cyprus, the UK, Germany, Spain, Greece, and France).

U.S. Segment

U.S. segment currently consists of FRHC and our PrimeEx subsidiary.

Middle East/Caucasus Segment

As of September 30, 2022, our Middle East/Caucasus region consisted of three offices, in Azerbaijan, Armenia and the United Arab Emirates, that provide brokerage and investment education services. The Company entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia, and in April 2022, entered into the Middle East market by establishing a subsidiary in the United Arab Emirates.

Russia Segment

Russia segment, that was classifies as asset and liabilities held for sales, includes securities brokerage subsidiary Freedom RU and its subsidiaries Freedom Bank RU and Freedom Auto.
NOTE 28 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any additional material recognizable subsequent events other than as set forth below.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. As of September 30, 2022, Freedom UA's total assets and total liabilities were $6,909 and $9,970, respectively. The Company believes that the decision to include Freedom UA on such list was erroneous and it is in the process of appealing such decision.
On November 11, 2022, the Company has finalized transaction for purchase of 90.43% of the share capital of Freedom KZ (with its subsidiaries) from Freedom RU as part of a corporate restructuring, as a result of which the Company became the 100% direct owner of Freedom KZ. The transaction was finalized after receipt of the regulatory approval in Kazakhstan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp (referred to herein as the "Company," "FRHC," "we," "our," and "us"). References to "fiscal year(s)" means the 12-month periods ended March 31 for the referenced year. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities Exchange Commission ("SEC") including our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.
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
•a failure to successfully complete the sale of our Russian subsidiaries or to achieve the intended effects of such sale;
•general economic and political conditions globally and in the particular markets where we operate;
•declines in global financial markets;
•trading volumes and demand for brokerage services in our key markets;
•changes in our relationships or arrangements with related parties and third party service providers;
•the continuing impacts of the COVID-19 pandemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
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
OVERVIEW

Our Business

Freedom Holding Corp. (referred to herein as the "Company, " "FRHC," "we," "our," and "us") is a holding company that operates internationally through our diversified financial services subsidiary businesses. Our subsidiaries engage in a broad range of activities, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services, commercial banking and insurance. Our principal executive office is in Almaty, Kazakhstan and we have regional administrative offices in the United States ("U.S."), Europe, and Russia. On October 19, 2022, we announced that we had entered into an agreement to sell our three Russian subsidiaries.
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
Our target retail customers include individuals and small and medium-sized enterprises seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. We also provide broker dealer services to other financial institutions. We provide online tools and retail locations for our customers to establish accounts and conduct securities trading on transaction-based pricing, to engage in banking activities and to purchase insurance products. We market our products and services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Regional Segments
Recently our chief operating decision maker (“CODM”), who is our CEO, restructured the way he views our business from a single operating segment to five geographic regional segments: Central Asia, Europe, the U.S., Russia and Middle East/Caucasus.
Central Asia Segment

Our Central Asia segment comprises our Kazakhstan headquarters and our operations in Kazakhstan (including the AIFC), Kyrgyzstan, Uzbekistan, Ukraine and Turkey. As of September 30, 2022, our Central Asia segment had 49 securities brokerage offices, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan, that provide brokerage and financial services and investment consulting and education. As of September 30, 2022, our Central Asia segment had 11 bank offices, all in Kazakhstan, that provide commercial banking services.

During the six months ended September 30, 2022, we completed the acquisition of three insurance companies with a total of 55 insurance offices in Kazakhstan. The insurance companies provide consumer life and general insurance services including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance, and general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance.

Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (“PARD”) in Ukraine.

On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. We believe that the decision to include Freedom UA on such list was erroneous and we are in the process of appealing such decision.

The Central Asia segment accounted for approximately $113.4 million, or 62.9%, of our total revenue, net and approximately $89.4 million, or 75.5% of our total expense, during the three months ended September 30, 2022.

Europe Segment

Our Cyprus securities brokerage firm, Freedom EU, oversees our Europe segment operations (consisting of operations in Cyprus, the UK, Germany, Spain, Greece, and France). Freedom EU is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending. Through our Cyprus subsidiary we provide transaction processing and intermediary services to our non-U.S. segment customers and to institutional customers seeking access to securities markets in the U.S. and Europe. All trading of U.S. and European exchange traded and OTC securities by our brokerage firms, excluding our U.S. subsidiary, PrimeEx, are routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe (“AFME”).

As of September 30, 2022, our Europe segment had seven brokerage offices, including offices in Cyprus, the UK, Germany, France, Spain and Greece, that provide securities broker dealer and financial services and investment consulting and education. During the three months ended September 30, 2022, our Europe segment generated approximately $63.6 million, or 35%, of our total revenue, net and approximately $20.1 million, or 17%, of our total expense.

U.S. Segment

Our U.S. segment currently consists of FRHC and our PrimeEx subsidiary. PrimeEx is a registered agency-only execution broker-dealer on the floor of the NYSE. PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which does business as Freedom Capital Markets ("FCM"). FCM is authorized to provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs (Private Investment in Public Equity), SPACs (Special Purpose Acquisition Company), private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. During the three months ended September 30, 2022, the U.S. segment generated approximately $3.3 million, or 0.00%, of our total revenue, net and approximately $8.6 million, or 7.2%, of our total expense.

Middle East/Caucasus Segment

As of September 30, 2022, our Middle East/Caucasus region consisted of three offices, in Azerbaijan, Armenia and the United Arab Emirates, that provide brokerage and investment education services. We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia, and in April 2022 we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates. The Middle East/Caucasus region generated minimal revenue and incurred minimal expense during the three months ended September 30, 2022, as we are still in the process of setting up our operations in these three locations.

Russia Segment

Our Russia segment includes our securities brokerage subsidiary Freedom RU, its subsidiary Freedom Bank RU, which provides complementary banking operations and Freedom Auto,that provides car loans . As of September 30, 2022, our Russia segment had 41 offices and branches. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia.

During the three months ended September 30, 2022, the Russia segment generated approximately $56.8 million or 31% of our total revenue, net and approximately $75.1 million, or 63% of total expense, net. Although we currently continue to operate our Russian segment, we have agreed to sell our three Russian subsidiaries and accordingly this segment is accounted for as discontinued operations. See "Sale of Russian Subsidiaries and Corporate Restructuring" below.
Sale of Russian Subsidiaries
On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to close in the coming months. Until such time as the sale is completed, in a manner consistent with U.S. sanctions, we intend to provide financial support only for "maintenance" of our investment in our Russian subsidiaries consistent with our previously established practices and in support of pre-existing projects and operations in conformity with OFAC guidance concerning such activities. We do not intend to engage in funding of new projects or expansion of pre-existing projects of our Russian subsidiaries. Because the Russian subsidiaries met the held for sale criteria as of September 30, 2022, we have classified them as discontinued operations as of September 30, 2022 and for the three and six months ended September 30, 2022, in accordance with ASC 205 and 360.

Corporate Restructuring

In conjunction with the sale of our Russian subsidiaries, we are in the process of undertaking a corporate restructuring which will result in Freedom KZ (together with its wholly owned subsidiaries Freedom Bank KZ, Freedom
Life and Freedom Insurance) being wholly owned by FRHC directly. Currently, Freedom RU owns approximately 90% of of Freedom KZ, with the remaining interest being owned by FRHC directly. The transfer of ownership from Freedom RU to FRHC has been approved by the Kazakhstan financial sector regulator, and completion of the transfer is expected to occur prior to the closing of the sale of our Russian subsidiaries.

Acquisitions

Historically we have been active in pursuing inorganic growth through mergers and acquisitions. We expect this trend to continue in the future.

We continue to pursue our previously disclosed planned acquisition of each of the following companies: Paybox Technologies LLP and its subsidiaries ("Paybox"); and the company that developed and owns the ReKassa PCI Reader ("ReKassa"). Paybox developed and owns the Paybox Payment Platform, which is a dynamically developing project in the field of aggregation of payment systems services. Paybox is widely used in Kazakhstan and is actively developing a market in Kyrgyzstan. The ReKassa PCI Reader is a mobile and web application that replaces traditional cash registers. The ReKassa PCI Reader is currently available in Kazakhstan. While we believe that it is probable that the above planned acquisitions will be completed in the near future, there can be no assurance that this will be the case. We do not consider the acquisitions of Paybox and ReKassa to be material in the context of our overall operations.

Credit Ratings

In June 2022, S&P Global Ratings (“S&P”) affirmed its “B-/B” rating of FRHC and its brokerage and banking subsidiaries Freedom KZ, Freedom Bank KZ, Freedom Europe and Freedom Global and removed them from CreditWatch negative. The outlook on FRHC is stable and the outlooks for the aforementioned subsidiaries are positive. S&P also raised the Kazakhstan national scale ratings of Freedom KZ and Freedom Bank KZ to “kzBB” from “kzBB-”. Freedom Life has an S&P Global Rating of "B" on the international scale and long-term rating on the national scale of "kzBBB-" with a positive outlook. Freedom Insurance has been assigned a "B" rating by S&P and a "kzBB+" national scale rating and a stable outlook. As a result of the Russia/Ukraine Conflict, S&P is no longer rating Russian entities, including our Russian subsidiaries.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include: the business environment in which we operate, the growth of retail brokerage activity in our key markets, the Russia/Ukraine Conflict (including but not limited to related sanctions and countersanctions), our decision to sell our Russian subsidiaries, relationships with related parties, governmental polices and the impact of COVID-19, as discussed below.
Business Environment
Financial services industry performance is closely correlated to economic conditions and financial market activity. The Russia/Ukraine Conflict which began in February 2022 has caused significant disruption in the currency and securities markets, affected interest rates, and negatively impacted Russian and Ukrainian customer confidence. Additionally, general market conditions and investor activity are products of many factors, most of which are generally beyond our control and unpredictable, and which may affect our clients' financial and investing decisions and resulting use of our services.
Growth of Retail Brokerage Activity In Our Key Markets
The retail brokerage markets in Kazakhstan and Russia have grown rapidly in recent years. This growth has had a significant positive effect on our results of operations. According to data from the KASE, the number of active accounts of retail investors on the KASE equity market increased from approximately 150.2 thousand in March 31, 2021 to 218.3 thousand in March 31, 2022. According to data provided by the Russian National Association of Securities Market Participants ("NAUFOR"), the number of retail customer accounts on the MOEX increased from approximately 11.1 million as of March 31, 2021 to 16.8 million as of March 31, 2022. There is no assurance that such growth rates will continue in future periods.
The growth in these retail markets has contributed to growth in the number of our customer accounts. Our number of total customer accounts increased from approximately 170,000 as of March 31, 2021, to approximately 250,000 as of March 31, 2022, to approximately 310,000 as of September 30, 2022. As of September 30, 2022, more than 53% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended September 30, 2022, we had approximately 44,000 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
Effect of the Russia/Ukraine Conflict

In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions has led to the increase of the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine to disrupt supplies for those products, which has further increased inflationary pressures in Europe as well as the rest of the world. It has also had the indirect effect of lowering consumer confidence and consumer spending, all of which could have an adverse impact on financial markets and thus on our business.

Planned Divestiture of Russian Subsidiaries

In our 10-K report for the fiscal year ended March 31, 2022, the Company announced its plans for divesting its interests in its Russian securities brokerage and complementary banking operations in Russia ("Russian Segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of its Russian segment. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to be completed within the next fiscal quarter. Because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of September 30, 2022, in accordance with ASC 205 and 360 our

Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2022 and in the corresponding periods of 2021 for comparative purposes.

Following our planned divestiture of our Russian subsidiaries, the scale of our operations will contract significantly. As of September 30, 2022, our Russian subsidiaries had 41 offices and branches and 1,941 employees. We expect that the sale of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. We also expect that, following the completion of the sale of the Russian Subsidiaries, a number of existing clients of our Russian subsidiaries will invest in the non-Russian international capital markets going forward through accounts at other companies within our group, subject to appropriate on-boarding for compliance purposes. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the sale of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods.

Relationships with Related Parties

Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”) is a corporation registered in and licensed as a broker dealer in Belize to service the investment needs of customers desiring broader investments options in international securities markets. FFIN Brokerage was formed in 2014 and is owned personally by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FFIN Brokerage is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals, some entities and three institutional market-makers. FFIN Brokerage holds four transparent omnibus brokerage accounts with Freedom EU. The majority of the order flow from FFIN Brokerage relates to customer activities within FFIN Brokerage's omnibus accounts. We estimate that more than 40% of FFIN Brokerage's customers also hold brokerage accounts with us through our brokerage subsidiaries. Our cross border agreement with FFIN Brokerage requires FFIN Brokerage to conduct AML/CTF and sanctions screening on its individual and business entity customers permitted to trade through its omnibus accounts at Freedom EU. Our relationship with FFIN Brokerage has also provided us and our customers with a substantial liquidity pool for trading. We expect FFIN Brokerage will continue to process brokerage transactions for its customers through us for the foreseeable future, subject to our standard compliance requirements.

Fee and commission income generated from FFIN Brokerage accounted for approximately 38% and 42% of our total revenue for the three and six months ended September 30, 2022, respectively, and approximately 25% of our total revenue for the three months ended September 30, 2021. For additional information regarding our transactions with FFIN Brokerage, see Note 20 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

Governmental Policies

Our earnings are and will be affected by the monetary and fiscal policies of the governments of the countries in which we operate, including among others Kazakhstan, Cyprus and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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

Key Income Statement Line Items

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers and investment banking services, net gains from our proprietary trading activities, interest income and insurance underwriting premiums. Fee and commission income as a percentage of our total revenue was 52% and 30% in the three months ended September 30, 2022 and 2021, 53% and 39% in the six months ended September 30, 2022 and 2021, respectively.

Fee and Commission Income

Fee and commission income consists principally of retail brokerage fees from customer trading, including fees charged for providing margin lending and related banking services, and fees for underwriting, market making and consulting services.

A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practice in the relevant market. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 92% and 96% in the three month ended September 30, 2022 and 2021.

Net Gain on Trading Securities

Net gain on trading securities reflects the change in value of the securities held in our proprietary trading portfolio in the relevant period. A net gain or loss is comprised of both realized and unrealized gains and losses during the period being presented. Realized gains or losses are recognized when we close an open position in a security and recognize a gain or a loss on that position. U.S. GAAP requires that we also reflect in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income any unrealized gain or loss on each open securities positions as of the end of each period based on whether the value of the open position is higher or lower at the period end than it was at either: (i) the beginning of the period, if the position was held for the full period; or (ii) at the time the position was opened, if the position was opened during the period.

Fluctuations in unrealized gains or losses from one period to another can occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold or the short or long term halting of trading in certain markets, either of which may result from unpredictable factors such as significant market volatility stemming from market and economic uncertainty related to global or local events. Fluctuations might also result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses we might recognize in a period. These fluctuations can adversely affect the ultimate value we realize from our proprietary trading activities. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will ultimately realize on a securities position when the position is closed. As a result, we might realize significant fluctuations in net gains and losses realized on our trading securities year-over-year or from one quarter to the next.

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

Net Gain on Foreign Exchange Operations

Net gain on foreign exchange operations reflects the net gain from: (i) the change in value resulting from currency fluctuations of monetary assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability; and (ii) purchases and sales of foreign currency. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar, which can result in gains or losses on foreign exchange operations. Fluctuations in foreign currency exchange rates are beyond the Company's control, and the Company may suffer losses as a result of such fluctuations.

Fee and Commission Expense

We incur fee and commission expense in our brokerage, banking, and insurance activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing, depository and agent services. Generally, we expect fee and commission expense from brokerage and banking activities to increase and decrease corresponding to increases and decreases in fee and commission income. For our insurance operations, fee and commission expense arises from the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred acquisition costs” (principally commissions, and other incremental direct costs of issuing policies). Deferred acquisition costs (“DAC”) are amortized over the estimated premium-paying period of the related policies. DAC for property insurance, accident insurance and health insurance is amortized over the effective period of the related insurance policies. Acquisition costs for life insurance policies, except for accident insurance and health insurance, are not capitalized in DAC, and recognized as they arise and are included in commission expense.

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

Foreign Currency Translation Adjustments, Net of Tax

The functional currencies of our operating subsidiaries are the Kazakhstan tenge, Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistan sum, Kyrgyzstani som, Azerbaijani manat, Armenian dram, British pound sterling and United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.

Net Income/(Loss) Attributable to Non-controlling Interest

Net income/(loss) attributable to non-controlling interest includes our net income/(loss) attributable to our non-controlling interest in Freedom UA. We own a 9% interest in Freedom UA, with the remaining 91% interest controlled by Askar Tashtitov, the president of our Company. Through a series of agreements entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity.

All U.S. dollar amounts reflected in "Results of Operations", "Liquidity and Capital Resources", "Contractual Obligations" and "Critical Accounting Policies" of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.
RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended September 30, 2022 and 2021
The following comparison of our financial results for the three-month periods ended September 30, 2022 and 2021 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Change
			(Recasted)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$93,123	51%	$95,215	30%	$(2,092)	(2)%
Net gain on trading securities	9,005	5%	181,603	57%	(172,598)	(95)%
Net realized gain/(loss) on investments available for sale	716	—%	(622)	—%	1,338	(215)%
Interest income	49,033	27%	24,429	8%	24,604	101%
Insurance underwriting income	26,200	15%	16,022	5%	10,178	64%
Net gain on foreign exchange operations	4,555	3%	1,508	—%	3,047	202%
Net loss on derivative	(2,320)	(1)%	(656)	—%	(1,664)	254%
Total revenue, net	$180,312	100%	$317,499	100%	$(137,187)	(43)%
* Percentage of total revenue, net.

For the three months ended September 30, 2022, we realized total revenue, net of $180,312, a $137,187 decrease compared to three months ended September 30, 2021. Revenue during the three months ended September 30, 2022, was significantly lower than the three months ended September 30, 2021, primarily due to a 95% decrease in net gain on trading securities between the two periods. This decrease was offset in part by increases in interest income and insurance underwriting income. Fee and commission income decreased by 2% between the two periods.
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Retail brokerage fee and commission income	$85,309	$91,503	$(6,194)	(7)%
Commission income from bank services	5,779	1,029	4,750	462%
Investment banking fee and commission income	1,587	1,780	(193)	(11)%
Other fee and commission income	448	903	(455)	(50)%
Total fee and commission income	$93,123	$95,215	$(2,092)	(2)%

	Three months ended September 30,
	2022	2021 (Recasted)
	(as a % of total revenue)
Retail brokerage fee and commission income	92%	96%
Commission from bank services	6%	1%
Investment banking fee and commission income	2%	2%
Other fee and commission income	—%	1%
Total fee and commission income as a percentage of total revenue	100%	100%
During the three months ended September 30, 2022, fee and commission income was $93,123, a decrease of $2,092, or 2%, as compared to fee and commission income of $95,215 for the three months ended September 30, 2021. This decrease in fee and commission income was primarily attributable to the decrease of fee and commission income from retail brokerage services of $6,194. The decrease in fee and commission income from retail brokerage services was attributable to lower volume of trades by clients in comparison with three months ended September 30, 2021. The decrease was offset in part by an increase in fee and commission income from bank services by $4,750 due to the expansion of Freedom Bank KZ and the growing activity of its clients between the two periods.
Net gain on trading securities
Net gain on trading securities was $9,005 for the three months ended September 30, 2022, a decrease of $172,598 as compared to $181,603 for the three months ended September 30, 2021. See the following table for information regarding our net gains and losses during the three months ended September 30, 2022 and 2021:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended September 30, 2022	$5,507	$3,498	$9,005
Three months ended September 30, 2021 (Recasted)	$145,208	$36,395	$181,603

During the three months ended September 30, 2022, we sold securities for a realized gain of $5,507. Similarly, securities positions we continued to hold at September 30, 2022, had appreciated by $11,201 as compared to June 30, 2022. This unrealized gain was partially offset by an unrealized net loss on SPBX ETF units held in our portfolio at September 30, 2022, in the amount of $7,703, resulting in an unrealized net gain of $3,498 for such three month period.

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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Interest income on trading securities	$33,787	$21,132	$12,655	60%
Interest income on loans to customers	7,203	798	6,405	803%
Interest income on available-for-sale securities	6,553	2,221	4,332	195%
Interest income on reverse repurchase agreements and amounts due from banks	1,349	234	1,115	476%
Interest income from dividends	141	44	97	220%
Total interest income	$49,033	$24,429	$24,604	101%

	Three months ended September 30,
	2022	2021 (Recasted)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	3%	1%
Interest income on available-for-sale securities	13%	9%
Interest income on loans to customers	15%	3%
Interest income on trading securities	69%	87%
Interest income from dividends	—%	—%
Total interest income as a percentage of total revenue	100%	100%

During the three months ended September 30, 2022, interest income was $49,033, an increase of $24,604, or 101%, compared to the three months ended September 30, 2021. The increase in interest income was primarily attributable to a $12,655, or 60%, increase in interest income from trading securities between the two periods, which increase was in turn the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. In addition, we recognized a $6,405, or 803%, increase in interest income from new loans issued to customers due to the expansion of the operations of Freedom Bank KZ between the two periods. We also recognized a $4,332, or 195%, increase in interest income from available-for-sale securities.
Net gain on foreign exchange operations
Under U.S. GAAP, we are required to revalue assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability to the functional currency of that entity.
During the three months ended September 30, 2022, we had a net gain on foreign exchange operations of $4,555, compared to a net gain of $1,508 during the three months ended September 30, 2021. The increase was primarily due to a net gain of $7,687 in the three months ended September 30, 2022 from the purchase and sale of foreign currency by our subsidiary Freedom Bank KZ, which conducted a higher volume of currency transactions in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This net gain was offset in part by a net loss on foreign exchange operations of $2,512 in the three months ended September 30, 2022 due to the large amount of Ukrainian hryvnia (UAH) assets held by our subsidiary Freedom EU. During the three months ended September 30, 2022, the value of the UAH depreciated by approximately 25% relative to the U.S. dollar.
Insurance underwriting income
During the three months ended September 30, 2022, we had insurance underwriting income of $26,200, an increase of $10,178, or 64%, as compared to the three months ended September 30, 2021. The increase was primarily attributable to a $10,794, or 60%, increase in insurance underwriting income from written insurance premiums for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to the expansion of our insurance operations between the two periods. This increase in income from written insurance premiums was partially offset by a $639, or 645%, decrease in income from insurance activities due to the reinsurance premiums ceded for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended September 30,
	2022	2021 (Recasted)
Written insurance premiums	$28,664	$17,870
Reinsurance premiums ceded	(738)	(99)
Change in unearned premium reserve, net	(1,726)	(1,749)
Insurance underwriting income	$26,200	$16,022
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Change
			(Recasted)
	Amount	%*	Amount		Amount	%
Fee and commission expense	$18,439	16%	$22,651	31%	$(4,212)	(19)%
Interest expense	40,863	34%	16,716	23%	24,147	144%
Insurance claims incurred, net of reinsurance	17,475	15%	13,513	18%	3,962	29%
Operating expense	37,760	32%	21,770	28%	15,990	73%
Provision for impairment losses	3,726	3%	978	1%	2,748	281%
Other (income)/expense, net	192	—%	786	1%	(594)	(76)%
Total expense	$118,455	100%	$76,414	100%	$42,041	55%
______________
*    Percentage of total expense.

For the three months ended September 30, 2022, we incurred total expense of $118,455, a $42,041, or 55%, increase as compared to the three months ended September 30, 2021. The increase was mainly attributable to an increase in interest expense. Also contributing to the increase was an increase in operating expense, which was in turn largely attributable to the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets. The increases were offset in part by a 19% decrease in fee and commission expense between the two periods.
Fee and commission expense
Fee and commission expense decreased by $4,212, or 19%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily attributable to a decrease in brokerage services fees of $13,429 due to us using a new prime broker, as a result of which we had a different composition of order flow transactions, which were charged at lower rates. The decrease was offset in part by increase of bank services fees of $4,872 due to the expansion of the operations of Freedom Bank KZ between the two periods and increases in agency fee from insurance activities of $4,113 due to the expansion of our insurance operations between the two periods.
Interest expense
During the three months ended September 30, 2022, we had a $24,147, or 144%, increase in interest expense as compared to the three months ended September 30, 2021. The increase in interest expense was primarily attributable to a $19,676, or 156%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $4,010, or 113%, increase in interest on customer deposits. During the three months ended September 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods. As of September 30, 2022 and March 31, 2022, banking customer liabilities of Freedom Bank KZ were $719,941 and $246,284, respectively.

Insurance claims incurred, net of reinsurance
During the three months ended September 30, 2022, we had a $3,962, or 29%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended September 30, 2021. The increase was primarily attributable to a $4,149 or 173%, increase in other expenses and a $1,802 or 77%, increase in expenses for claims for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $1,988, or 14%, decrease in expenses for insurance reserve between the two periods.
Operating expenses
Operating expenses during the three months ended September 30, 2022 were $37,760, which increased by $15,990, or 73%, compared to operating expenses of $21,770 in the three months ended September 30, 2021. This increase was primarily attributable to the following increases: $8,056 in payroll and bonus expense as a result expansion of our workforce through hiring; $3,405 in charity and sponsorship expense due to humanitarian aid to the Ukraine-based charitable fund in connection with the geopolitical and economic situation; $1,879 in professional services expense; $992 in software support expense and a $2,226 increase in other operating expenses. During the three months ended September 30, 2022, we recognized a $568 decrease in stock based compensation expense.
Income tax expenses
We recognized income before income tax of $61,857 and $241,085 during the three months ended September 30, 2022, and September 30, 2021, respectively. Our effective tax rate during the three months ended September 30, 2022, increased to 20.4%, from 13.3% during the three months ended September 30, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the three months ended September 30, 2022, and the three months ended September 30, 2021, we recognized net income from continuing operations of $49,238 and $208,991, respectively.
Net income/(loss) from discontinued operation
    Net income/(loss) from discontinued operation represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net loss from discontinued operations was $22,026 for the three months ended September 30, 2022, as compared to net loss from discontinued operations of $2,250 for the three months ended September 30, 2021.
The increase was primarily due to our subsidiary Freedom RU entering into a non-deliverable currency forward contracts with a client of FFIN Brokerage with an aggregate face value of 3,450,000 Chinese yuan. The parties shall compensate each other the spread between Russian ruble and Chinese yuan exchange rate at the end of each month. Due to the depreciation of Chinese yuan against Russian ruble by 7%, our subsidiary recognized a $37,547 gain on currency forwards. However, this gain was offset in part by a loss on foreign exchange operations on dealing operations of $19,927, resulting in a net gain of $19,989 for the period. Additional, as presented in Note 24 we recognized provision for impairment of discontinued operation in the amount of $41,464.
Net income
As a result of the foregoing factors, for the three months ended September 30, 2022, we realized net income of $27,212 compared to $206,741 for the three months ended September 30, 2021, an decrease of 87%.
Non-controlling interest
We reflect Mr. Tashtitov ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. We recognized a net gain attributable to non-controlling interest of $950 for the three months ended September 30, 2022, as compared to a net loss attributable to non-controlling interest of $20 for the three months ended September 30, 2021. This change was largely a result of the recovery of trading positions of Freedom UA after the impact of Russia/Ukraine Conflict.
Foreign currency translation adjustments, net of tax
Due to an approximately 9% depreciation of the Russian ruble and an approximately 3% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended September 30, 2022, we realized a foreign currency translation loss of $16,663 for the three months ended September 30, 2022, as compared to a foreign currency translation gain of $1,181 for the three months ended September 30, 2021.
Comparison of the Six-month Periods Ended September 30, 2022 and 2021

The following comparison of our financial results for the six-month periods ended September 30, 2022 and 2021 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021		Change
			(Recasted)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$187,483	53%	$174,431	39%	$13,052	7%
Net gain on trading securities	13,439	4%	190,285	43%	(176,846)	(93)%
Net realized gain/(loss) on investments available for sale	123	—%	(653)	—%	776	(119)%
Interest income	92,682	26%	45,566	10%	47,116	103%
Insurance underwriting income	50,440	14%	30,098	7%	20,342	68%
Net gain on foreign exchange operations	9,148	3%	2,716	1%	6,432	237%
Net loss on derivative	(1,054)	—%	(715)	—%	(339)	47%
Total revenue, net	$352,261	100%	$441,728	100%	$(89,467)	(20%)
______________
*    Percentage of total revenue, net.
During the six months ended September 30, 2022, we realized total net revenue of $352,261, a 20% decrease compared to six months ended September 30, 2021. As discussed in more detail below under “Net Gain on Trading Securities” $190,285 of total revenue, net during the six months ended September 30, 2021, was realized from the sale of certain securities held in our proprietary trading portfolio and from revaluation of securities we continued to hold in our portfolio at September 30, 2021. We considered the sale of securities during the three months ended September 30, 2021 from our own portfolio as an extraordinary event that we did not believe to be indicative of a trend in future periods.
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Six months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Retail brokerage fee and commission income	$173,823	$165,839	$7,984	5%
Commission income from bank services	3,230	4,004	(774)	(19)%
Investment banking fee and commission income	9,592	1,733	7,859	453%
Other fee and commission income	838	2,855	(2,017)	(71)%
Total fee and commission income	$187,483	$174,431	$13,052	59%

	Six months ended September 30,
	2022	2021 (Recasted)
	(as a % of total revenue)
Retail brokerage fee and commission income	93%	95%
Commission from bank services	2%	2%
Investment banking fee and commission income	5%	1%
Other fee and commission income	—%	2%
Total fee and commission income as a percentage of total revenue	100%	100%
During the six months ended September 30, 2022, fee and commission income increased by $13,052, or 7%, as compared to the six months ended September 30, 2021. This increase was primarily attributable to a $7,984 increase in fee and commission income from brokerage services. The increase in fee and commission income from brokerage services was attributable to growth in client accounts through organic efforts including expansion of fee and commission generating activities such as an increase in the number of clients, an increase in number of active clients, and more trades by clients.
Net gain on trading securities
The following table sets out information regarding our net gains on trading securities during the six months ended September 30, 2022 and 2021:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Six months ended September 30, 2022	$21,671	$(8,232)	$13,439
Six months ended September 30, 2021	$148,319	$41,966	$190,285
During the six months ended September 30, 2022, we sold securities for a realized net gain of $21,671. This net gain was offset in part by an unrealized net loss of $8,232, which was attributable to an unrealized net loss on SPBX shares held in our portfolio at September 30, 2022, in the amount of $22,373, which was offset in part by an unrealized net gain of $14,140 due to appreciation of securities positions we continued to hold at September 30, 2022.
The primary contributing factors to the increase in net gain on trading securities during the six months ended September 30, 2021, were the sale of SPBX ETF units we held in our proprietary trading account and higher unrealized net gain as a result of revaluation of securities we continued to hold in our proprietary accounts at September 30, 2021. As noted above, we do not consider the significant increase in realized net gain on trading securities resulting from the sale of SPBX ETF units and the increase in unrealized net gain from revaluation of securities held in our portfolio at September 30, 2021, to be indicative of a trend toward higher net gains on trading securities in the future.
Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Six months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$2,136	$608	$1,528	251%
Interest income on available-for-sale securities	13,231	6,542	6,689	102%
Interest income on loans to customers	11,830	964	10,866	1127%
Interest income on trading securities	65,302	37,144	28,158	76%
Interest income from dividends	183	308	(125)	(41)%
Total interest income	$92,682	$45,566	$47,116	103%

Six months ended September 30,
2022	2021 (Recasted)
(as a % of total interest income)

Interest income on reverse repurchase agreements and amounts due from banks	2%	1%
Interest income on available-for-sale securities	14%	14%
Interest income on loans to customers	13%	2%
Interest income on trading securities	71%	82%
Interest income from dividends	—%	1%
Total interest income as a percentage of total revenue	100%	100%
During the six months ended September 30, 2022, and September 30, 2021, we recognized a $47,116, or 103% increase in interest income. We earned interest income from trading securities, reverse repurchase transactions and loans to customers and amounts due from banks.
Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account. We recognized a $28,158, or 76% increase in interest income from trading securities during the six months ended September 30, 2022 because we increased (i) the total size of our trading portfolio and (ii) the percentage of our investments in bonds.

    We recognized a $678, or 147% increase in interest income from reverse repurchase transactions because we engaged in a larger volume of such transactions during the six months ended September 30, 2022.

    We also recognized a $10,866, or 1127% increase in interest income from loans to customers as a result of new loans issued by Freedom Bank KZ.

    We also realized a $850, or 578% increase in interest income of due from banks as a result of new deposit accounts placed during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021.

In addition, we recognized a $6,689, or 102%, increase in interest income from available-for-sale securities.
Net gain on foreign exchange operations
During the six months ended September 30, 2022 , we realized a net gain on foreign exchange operations of $9,148 compared to a net gain of $2,716 during the six months ended September 30, 2021 .
During the six months ended September 30, 2022, the value of the Ukranian hryvnia (UAH) depreciated by approximately 25%. Due to the large amounts of UAH assets in our subsidiary Freedom EU, it recognized a net loss on foreign exchange operations of $2,357 from the total of $2,385 . Further, we realized a net gain on foreign exchange operations affected by the purchase and sale of foreign currency in our subsidiary Freedom Bank KZ of $11,609 from the total of $11,476 as a result of higher volume of currency exchange transactions.
Insurance underwriting income
During the six months ended September 30, 2022, we recognized a $20,342, or 68%, increase in insurance underwriting income as compared to the six months ended September 30, 2021. We recognized a $25,533, or 85%, increase in insurance underwriting income from written insurance premiums for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, due to the expansion of operations. This increase in income from written insurance premiums was partially offset by a $2,891, or 110%, decrease in income from insurance activities due to the unearned premium reserve for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021.

Expense
The following table sets out the information on our total expense for the periods presented.

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021		Change
			(Recasted)
	Amount	%*	Amount	%*	Amount	%*

Fee and commission expense	$41,754	18%	$43,844	31%	$(2,090)	(5)%
Interest expense	80,934	34%	30,962	22%	49,972	161%
Insurance claims incurred, net of reinsurance	34,167	14%	24,809	17%	9,358	38%
Operating expense	75,759	32%	41,191	29%	34,568	84%
Provision for impairment losses	6,154	3%	1,245	1%	4,909	394%
Other (expense)/income, net	(368)	—%	795	1%	(1,163)	(146)%
Total expense	$238,400	100%	$142,846	100%	$95,554	67%
______________
*    Percentage of total expense.
During the six months ended September 30, 2022, we incurred total expenses of $238,400, a 67% increase compared to the six months ended September 30, 2021. Expenses increased with the growth of our business primarily in connection with increases in interest expenses and administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense
Fee and commission expense decreased by $2,090, a 5% decrease, during the six months ended September 30, 2021, as compared to the six months ended September 30, 2021. The decrease was attributable to a decrease in brokerage commissions by $19,563 due to us using a new prime broker, as a result of which we had a different composition of order flow transactions, which were charged at lower rates, which decrease was offset in part by increases of commissions paid to bank services of $6,954, agency fee expenses of $6,641 and agency fee from insurance activities of $3,392. These increases were the result of both growth in our customer base and increased transaction volume from our customers. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Interest expense
During the six months ended September 30, 2022, we incurred a 161% increase in interest expense. The increased expense was primarily attributable to a $42,632 increase in volume of short-term financing through securities repurchase agreements and a $6,720 increase in interest on customer deposits.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of client base.
Insurance claims incurred, net of reinsurance
During the six months ended September 30, 2022, we recognized a $9,358, or 38%, increase in expenses from insurance activities as compared to the six months ended September 30, 2021. We recognized a $976 or 6%, increase in expenses for insurance reserve, a $3,670 or 89%, increase in expenses for claims, and a $6,379 or 208%, increase in other expenses for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, due to the expansion of operations of our insurance companies.
Operating expenses
Operating expenses during the six months ended September 30, 2022, totaled $75,759, a $34,568 increase compared to the six months ended September 30, 2021. This increase was primarily attributable to a $15,855 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring, $7,285 increase in charity and sponsorship expense due to humanitarian aid to the Ukraine-based charitable fund in connection with the geopolitical and economic situation, $3,443 increase in professional services expense, $2,485 increase in software support expense due to the growth of our business, as well as $879 increase in business trip expense and a $4,622 increase in other operating expense.
Income tax expense
We recognized income before income tax of $113,861 and $298,882 during the six months ended September 30, 2022, and the six months ended September 30, 2021, respectively. Our effective tax rate during the six months ended September 30, 2022, decreased to 18.9%, from 12.5% during the six months ended September 30, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the six months ended September 30, 2022, and the six months ended September 30, 2021, we recognized net income from continuing operations of $92,363 and $261,662, respectively.
Net income/(loss) from discontinued operation
    Net income/(loss) from discontinued operation represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net loss from discontinued operations was $6,080 for the six months ended September 30, 2022, as compared to net income from discontinued operations of $449 for the six months ended September 30, 2021.
The increase in net income from discontinued operation between the two periods was mainly attributable to our subsidiary Freedom RU having entered into non-deliverable currency forward contracts with a client of FFIN Brokerage with an aggregate face value of 3,450,000 Chinese yuan during the six months ended September 30, 2022. Under the contracts, the parties must compensate each other for the spread between the Russian ruble and the Chinese yuan exchange rate at the end of each month. Due to the depreciation of Chinese yuan against Russian ruble by 7%, our subsidiary recognized a $37,547 gain on currency forwards for the six months ended September 30, 2022. This gain was offset in part by a recognized a loss on foreign exchange operations on dealing operations of $19,927 during such period. Additional, as presented in Note 24 we recognized provision for impairment of discontinued operation in the amount of $41,464.
Net income
As a result of the foregoing factors, for the six months ended September 30, 2022, we realized net income of $86,283 compared to $262,111 for the six months ended September 30, 2021, an decrease of 67%.
Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. We recognized a net loss attributable to non-controlling interest of $1,044 for the six months ended September 30,2022, as compared to a net loss attributable to non-controlling interest of $72 for the six months ended September 30, 2021. This change was largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets where Freedom UA held most of its open securities positions. We recognized an unrealized net loss on open trading positions of $1,800 in Freedom UA during the first fiscal quarter 2023.
Foreign currency translation adjustments, net of tax
The functional currencies of our operating subsidiaries are the Kazakhstani tenge, Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som, UK pound sterling, Turkish lira and Azerbaijani manat. Our reporting currency is the U. S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the appreciation of the value of Russian ruble by nearly 31% and depreciation on Kazakhstan tenge by nearly 2%, respectively against the U.S. dollar during the six months ended September 30, 2022, we realized a foreign currency translation gain of $5,316, as compared to a foreign currency translation gain of $4,203 during the six months ended September 30, 2021.

Segment Results of Operations

We have organized our operations geographically into five regional segments: Central Asia, Europe, United States and Middle East/Caucasus. The results of our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2022 and in the corresponding periods of 2021 for comparative purposes.

The following table sets out total revenue, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Central Asia	$113,367	$48,276	$65,091	135%
Europe	63,607	268,111	(204,504)	(76)%
U.S.	3,319	1,112	2,207	198%
Middle East/Caucasus	19	—	19	(100)%
Total revenue, net	$180,312	$317,499	$(137,187)	(43)%
During the three months ended September 30, 2022, total revenue, net increased across each of our regional operating segments, except Europe. The changes in total net revenue, net for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, were driven by the following:

•Total revenue, net in our Central Asia segment increased 135% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was driven by an increase in interest income, as a result of growth in interest received from securities held in our trading portfolio and an increase in interest accrued from loans issued. This segment was also significantly affected by an increase in income from insurance activities, caused by expansion of our insurance business. The increase of revenue was also due to a rise in net gain on trading securities, related to growth of our trading portfolio and an increase in interest income from securities held in our trading portfolio. Moreover, this segment was significantly affected by the increase in commission fees from brokerage and banking services during the period caused by the expansion of our brokerage and banking business.

•Total revenue, net in our Europe segment decreased 76% for the quarter ended September 30, 2022. This decrease was driven by a decrease in net gain on trading securities due to a large net gain on trading securities in the three month ended September 30, 2021 due to the revaluation of our trading portfolio. In addition fee and commission income from the Europe segment decreased by 17.8% in the three months ended September 30, 202 as compared to the three months ended September 30, 2021, due to a decrease of client trading activities between the two periods.

•Total revenue, net in our U.S. segment increased by 198% during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was driven mainly by the growth of interest income on the bonds in our trading portfolio.

•The amount of revenue recognized by our Middle East/Caucasus segment was immaterial during the three months ended September 30, 2022 and the three months ended September 30, 2021, as our Azerbaijani, Armenian and UAE subsidiaries are newly-established and still in setting up operations.

The following table sets out total expense, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Central Asia	89,390	44,104	$45,286	103%
Europe	20,072	27,109	(7,037)	(26)%
U.S.	8,566	5,172	3,394	66%
Middle East/Caucasus	427	29	398	1,372%
Total expense, net	$118,455	$76,414	$42,041	55%
During the three months ended September 30, 2022, total expense increased across each of our regional operating segments, except Europe, compared to the three months ended September 30, 2021. The changes in total expenses for the three months ended September 30, 2022, were driven by the following:

•Total expense in our Central Asia segment increased by 103% for the three months ended September 30, 2022. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits. This segment also experienced an increase in operating expenses due to growth in payroll and bonuses.

•Total expense in our Europe segment decreased 26% for the quarter ended September 30, 2022. This decrease was driven by the lower commission expense due to change of our prime broker and different composition of order flow transactions, which were charged at lower rates. This decrease was partially offset mainly due to growth of operating expense, mainly due to charity and sponsorship, software support and payroll and bonuses.

•Total expense in our U.S. segment increased by 66% during the three months ended September 30, 2022. This increase was driven by the growth of interest expense on securities repurchase agreement obligations.

•The amount of expense incurred by our Middle East/Caucasus segment was immaterial during the three months ended September 30, 2022 and the three months ended September 30, 2021, as our Azerbaijani, Armenian and UAE subsidiaries are newly-established and still in the process of setting up operations.

The following table presents total revenue, net for the six month periods presented (not including discontinued operations):

	Six months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Central Asia	$212,239	$99,759	$112,480	113%
Europe	133,084	340,179	(207,095)	(61)%
U.S.	6,930	1,790	5,140	287%
Middle East/Caucasus	8	—	8	100%
Total revenue, net	$352,261	$441,728	$(89,467)	(20)%
During the six months ended September 30, 2022, total revenue, net increased across each of our regional operating segments, except Europe. The changes in total net revenues for the six months ended September 30, 2022, compared to the six months ended September 30, 2021, were driven by the following:

•Total revenue, net in our Central Asia segment increased 113% for the six months ended September 30, 2022. This increase was driven by an increase in interest income, as a result of growth in interest received from securities held in our trading portfolio and an increase in interest accrued from loans issued. This segment was also significantly affected by an increase in income from insurance activities, caused by expansion of our insurance business. The increase of revenue was also due to a rise in net gain on trading securities, related to growth of our trading portfolio and an increase in interest income from securities held in our trading portfolio. Moreover, this segment was significantly affected by the increase in commission fees from brokerage and banking services during the year caused by the expansion of our brokerage and banking business.

•Total revenue, net in our Europe segment decreased 61% for the six months ended September 30, 2022. This decrease was driven by a decrease in net gain on trading securities due to the revaluation of our trading portfolio.

•Total revenue, net in our U.S. segment increased 287% during the six months ended September 30, 2022. This increase was driven mainly by the growth of interest income on the bonds in our trading portfolio.

•We generated minimal revenue in our Middle East/Caucasus segment during the six months ended September 30, 2022, as our Azerbaijani, Armenian and UAE subsidiaries are relatively new.

The following table sets out total expenses associated with our segments for the six month periods presented (not including discontinued operations):

	Six months ended September 30,
	2022	2021 (Recasted)	Amount Change	% Change
Central Asia	$171,463	$81,335	$90,128	111%
Europe	46,755	52,094	(5,339)	(10)%
U.S.	19,385	9,423	9,962	106%
Middle East/Caucasus	797	(6)	803	(13,383)%
Total expense, net	$238,400	$142,846	$95,554	67%
During the six months ended September 30, 2022, total expense increased across each of our regional operating segments, except Europe, compared to the six months ended September 30, 2021. The changes in total expenses for the six months ended September 30, 2022, were driven by the following:

•Total expense in our Central Asia segment increased by 111% for the six months ended September 30,2022. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits.

•Total expense in our Europe segment decreased 10% for the six months ended September 30, 2022. This decrease was driven by the lower commission expense due to change of our prime broker and different composition of order flow transactions, which were charged at lower rates. This decrease was partially offset mainly due to growth of operating expense, mainly due to charity and sponsorship, software support and payroll and bonuses.

•Total expense in our U.S. segment increased by 106% during the six months ended September 30, 2022. This increase was driven by the growth of interest expense on securities repurchase agreement obligations.

•Total expense in our Middle East/Caucasus segment increased by 13,383% during the six months ended September 30, 2022, mainly due to the growth of operating expenses.
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

	September 30, 2022	March 31, 2022
		(Restated)
Cash and cash equivalents(1)	$790,390	$225,464
Trading securities	$1,359,544	$1,158,377
Total assets	$4,784,365	$3,227,750
Net liquid assets(2)	$2,620,145	$1,557,636
______________
(1)Of the $790,390 in cash and cash equivalents we held at September 30, 2022, $47,049, or approximately 6%, was subject to reverse repurchase agreements. By comparison, at March 31, 2022, we had cash and cash equivalents of $225,464, of which $19,947, or approximately 9%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
As of September 30, 2022, and March 31, 2022, we had total liabilities of $4,163,034 and $2,681,142, respectively, including customer liabilities of $1,567,458 and $765,628, respectively.
We finance our operating activities primarily from cash flows from operations and short-term and long-term financing arrangements.
CASH FLOWS
The following table presents information from our statement of cash flows for the periods indicated. Our cash and cash equivalents include restricted cash, which principally consists of cash of our brokerage customers which are segregated in a special custody accounts for the exclusive benefit of our brokerage customers.

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
		(Recasted)
Net cash flows from operating activities	$124,183	$20,847
Net cash flows used in investing activities	(323,187)	(66,252)
Net cash flows from financing activities	746,094	152,867
Effect of changes in foreign exchange rates on cash and cash equivalents	184,186	23,526

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$731,276	$130,988
Net Cash Flows From Operating Activities
Net cash used in operating activities during the six months ended September 30, 2022, was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, and allowance for receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021
			(Recasted)
Increases in trading securities	$(223,540)	(1)	$(181,734)
Increases in customer liabilities	$329,496	(2)	$110,815
Increases in brokerage and other receivables	$(263,107)	(3)	$(189,970)
Increases/(decreases) in other liabilities	$154,111	(4)	$(186)

______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Represents increased obligations to the Program Operator related to the state mortgage program "7-20-25" and other programs resulting from our continuing involvement in such programs.
The net cash flow generated from operating activities in the six months ended September 30, 2022, was primarily attributable to an increase in customer liabilities over that period, which resulted from the increase of customer accounts in our Freedom Global subsidiary. This net cash inflow was offset in part by net cash outflows attributable to increases in trading securities and increases in brokerage and other receivables.

Net Cash Flows Used In Investing Activities
During the six months ended September 30, 2022, net cash used in investing activities was $323,187 compared to net cash used in investing activities of $66,252 during the six months ended September 30, 2021. During the six months ended September 30, 2022, cash used in investing activities was used for the issuance of loans to customers under the state mortgage program "7-20-25" in the amount of $228,570, the purchase of fixed assets in the amount of $17,295, and for the purchase of available for sale securities, net of sales, in the amount of $10,030 . Net cash used to investing activities was partially offset from cash and cash equivalents received at the acquisitions of London Almaty and Ticketon in the amount of $11,385.
Net Cash Flows From Financing Activities
Net cash from financing activities for the six months ended September 30, 2022, consisted principally bank customer deposits in the amount of $513,546 due to the growth of banking activity in Central Asia, proceeds from securities repurchase agreement obligations in the amount of $168,565, proceeds from issuance of debt securities of $17,240, proceeds from capital contributions of $677 and proceeds from loans received of $1,863. Net cash from financing activities during the six months ended September 30, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $172,234, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,134.
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
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of September 30, 2022, $981,190, or 73%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $840,224, or 72%, as of March 31, 2022. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 11 Securities Repurchase Agreement Obligations of the condensed consolidated financial statements.
Long-term
FRHC 7.00% Notes due December 2022. As of September 30, 2022, we had outstanding $3,622 in principal amount of FRHC 7.00% notes due December 2022, which are listed on the AIX. These notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of our assets outside the ordinary course of business, defaults on other liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. These notes mature in December 2022.
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced a best efforts underwritten public offering of up to US $66,000 aggregate principal amount of its 5.50% US dollar denominated bonds due October 21, 2026 (the “Freedom SPC Bonds”), which are listed on the AIX. As of September 30, 2022, there were outstanding $30,184 in principal amount of the Freedom SPC Bonds. The offering may continue for a period of up to one year from the date of the commencement of the offering. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds have been and will be, as the case may be, transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.50% per annum. The Freedom SPC Bonds are governed by the Offer Terms of the 5.5% Coupon US $66,000 Bonds Due October 21, 2026. The Freedom SPC Bonds mature in October 2026.
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
At September 30, 2022, these minimum net capital and capital adequacy requirements ranged from approximately $23 to $20,860 and fluctuate depending on various factors. At September 30, 2022, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $32,049. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at September 30, 2022.
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
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2023 we are continuing our efforts to expand the footprint of our business on a scale similar to fiscal 2022, while at the same time we have entered into an agreement to sell our Russian subsidiaries. While our active growth strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion, or the costs associated with a sale of our Russian subsidiaries and the impacts of that action, may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

CONTRACTUAL OBLIGATIONS
The following table sets forth information related to our contractual obligations as of September 30, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years

Operating lease obligations	$16,975	$2,801	$6,477	$4,090	$3,607
Outstanding bonds and notes	82,112	27,950	13,464	40,698	—

TOTAL	$99,087	$30,751	$19,941	$44,788	$3,607
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
For a discussion of off-balance sheet financing arrangements of the Company as of September 30, 2022, see Note 26 Commitments and Contingencies to the condensed consolidated financial statements.

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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements. As of September 30, 2022, the Company had goodwill of $9,512.
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

Interest rate risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in Kazakhstan interest rates. Changes in Kazakhstan interest rates may have significant effect on the fair value of our securities.
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2022, and March 31, 2022 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $52,954 and $55,249 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $63,557 and $61,002 incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign currency exchange risk
We have business operations in Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, Armenia, Azerbaijan, Turkey, UAE, Greece, Spain, France, U.S. and UK. We have entered into an agreement to sell our Russian subsidiaries. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions or other parties to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our September 30, 2022, and March 31, 2022 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $19,132, and in the increase in the amount of $282, respectively.
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
As of September 30, 2022, and March 31, 2022, our exposure to equity investments at fair value was $32,522 and $72,354, respectively. An analysis of the September 30, 2022, and March 31, 2022 (not including assets held for sale), balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $3,252 and $7,235, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2022, we had $399,857 in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and indeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below established margin requirements.
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
Loans to customers

We calculate loan loss provision (LLP) based on several probability-weighted scenarios to measure the expected cash shortfalls, discounted at an approximation to the effective interest rate. A cash shortfall is the difference between the cash flows that are due to an entity in accordance with the contract and the cash flows that the entity expects to receive. The mechanics of the LLP calculations are outlined below and the key elements are as follows:

•The Probability of Default (PD) is an estimate of the likelihood of default over a given time horizon. A default may only happen at a certain time over the assessed period, if the facility has not been previously derecognised and is still in the portfolio.
•The Loss Given Default (LGD) is an estimate of the loss arising in the case where a default occurs at a given time. It is based on the difference between the contractual cash flows due and those that the lender would expect to receive, including from the realization of any collateral. It is usually expressed as a percentage of the EAD.

Definition of default

We consider a financial instrument defaulted and therefore credit-impaired for LLP calculations in all cases when the borrower becomes 90 days past due on its contractual payments.

As a part of a qualitative assessment of whether a customer is in default, we also considers a variety of instances that may indicate unlikeliness to pay. When such events occur, the Group carefully considers whether the event should result in treating the customer as defaulted and therefore assessed as credit-impaired for LLP calculations or whether unimpaired is appropriate. Such events include:

•Death of the borrower (co-borrower);
•The debtor (or any legal entity within the debtor’s group) filing for bankruptcy application/protection;
•The debt was restructured due to deterioration of financial condition of the borrower once or more over the last 12 months with due account for the criteria for credit quality cure;
•Decision of the authorized body to assign a default status to a financial asset.

Retail lending

Retail lending includes unsecured loans to individuals, credit cards, overdrafts and loans secured by real estate. Evaluation of unsecured products is carried out using an automated scoring system based on qualitative and quantitative indicators. The main indicators used in the models are as follows: length of employment at the last job, credit history, frequency of pension contributions, education, marital status, as well as the ratio of the amount of the contribution on the expected loan to the average monthly income of the client. Evaluation of products secured by real estate is carried out by determining the level of solvency and the ratio of the loan to the collateral value of the collateral.

Loss given default

The credit risk assessment is based on a standardised LGD assessment framework that results in a certain LGD rate. These LGD rates take into account the outstanding amount of the loan in comparison to the amount expected to be recovered or realised from any collateral held.

We segment retail lending products into smaller homogeneous portfolios, based on key characteristics that are relevant to the estimation of future cash flows. The applied data is based on historically collected loss data and involves a wider set of transaction characteristics (e.g., product type, wider range of collateral types) as well as borrower characteristics.

Where appropriate, further recent data and forward-looking economic scenarios are used in order to determine the LGD rate for each group of financial instruments. When assessing forward-looking information, the expectation is based on multiple scenarios. Examples of key inputs involve changes in, collateral values including property prices for mortgages, payment status or other factors that are indicative of losses in the group.

Forward-looking information and multiple economic scenarios

In its ECL models, the Group relies on a broad range of forward-looking information as economic inputs, such as:

1.Growth of Gross Domestic Product;
2.Retail trade index
3.Currency exchange rates;
4.Real wage index;
5.Unemployment rates;
6.Inflation.

The inputs and models used for calculating ECLs may not always capture all characteristics of the market at the date of the financial statements. To reflect this, qualitative adjustments or overlays are occasionally made as temporary adjustments when such differences are significantly material.

The Group obtains the forward-looking information from third party sources (external rating agencies, governmental bodies). Experts of the Group’s Risk Management Department determine the weights attributable to the multiple scenarios. The tables show the values of the key forward looking economic variables/assumptions used in each of the economic scenarios for the ECL calculations.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness related to a lack of an effectively designed specific control activity over the compliance of Consolidated Statements of Cash Flows with US GAAP. As a result of the associated error related to the historical classification of certain loans and deposits from banking institutions within our Consolidated Statements of Cash Flows, we have restated our Consolidated Statement of Cash Flows for the six months ended September 30, 2021 as presented for comparative purposes in this quarterly report on Form 10-Q and we will be restating our previously filed consolidated financial statements as of and for the years ended March 31, 2022, 2021 and 2020 and for each of the quarterly periods ended December 31, 2021 and June 30, 2022.

In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Remediation Plan for the Material Weakness

In order to remediate the material weakness, our management plans to enhance the design of its control activity over the classification of certain loans and deposits from banking institutions within our Consolidated Statements of Cash Flows. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Estate of Toleush Tolmakov Litigation
No material developments regarding this matter occurred in the three months ended September 30, 2022.
Item 1A. Risk Factors

Except for the following additional risk factors, we believe there have been no material changes from the risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.

Risks Related to the Russia/Ukraine Conflict

Risks Related to the Planned Sale of Our Russian Subsidiaries

On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. While the transaction is expected to be completed in the coming months, the transaction is subject to the approval of the Central Bank of the Russian Federation. In addition, on August 5, 2022, Russia introduced a ban restricting the ability of investors from "unfriendly-states" to exit from investments in businesses in certain Russian industries, which could impair our ability to complete the sale of our Russian subsidiaries. The completion of the planned sale of our Russian subsidiaries is subject to factors outside of our control, and accordingly there can be no assurance that they will be completed within the timeframe we currently expect or at all.

Even if we are able to successfully complete the sale of our Russian subsidiaries, there can be no assurance that such sale will achieve its intended effects. In particular, we expect that the sale of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. We also expect that, following the completion of the sale of the Russian Subsidiaries, a number of existing clients of our Russian subsidiaries will invest in the non-Russian international capital markets going forward through accounts at other companies within our group, subject to appropriate on-boarding for compliance purposes. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the sale of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods.

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

Risks Related to Our Internal Controls

We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires management to provide an annual management report on the effectiveness of internal control over financial reporting. Additionally, we are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm needs to issue an adverse report if there is a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate prior to the date of our annual management report.

The Audit Committee of our Board of Directors, after discussion with management, concluded that our (i) previously filed annual report on Form 10-K for the fiscal year ended March 31, 2022 and (ii) previously filed quarterly reports on Form 10-Q for each of the quarterly periods ended December 31, 2021 and June 30, 2022 (collectively the “Prior Financial Statements”) should no longer be relied upon. The determination resulted from an error in the Prior Financial Statements identified by us during the course of preparing our financial statements as of and for the three months ended September 30, 2022, based on inquiries from our newly appointed independent registered public accounting firm. Specifically, we determined that in the Consolidated Statements of Cash Flows in the Prior Financial Statements, certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities,” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities," and that the misclassification of such cash flows should be restated through amendments to the Prior Financial Statements. We have determined that the misclassification did not have any impact on our operating performance or reported key performance indicators. We will be correcting this misclassification by restating our Consolidated Statements of Cash Flows through the amendments of the Prior Financial Statements. We are diligently pursuing completion of the restatement and intend to file an amended annual report on Form 10-K and amended quarterly reports on Form 10-Q as soon as reasonably practicable.

In connection with such error, we have concluded that there is a material weakness in the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within our Consolidated Statements of Cash Flows and have determined that our disclosure controls and procedures were not effective for the previously filed reports as described above and our internal control over financial reporting was not effective for the previously filed annual report on Form 10-K as described above.

We have commenced measures to remediate the identified material weakness. Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations and we could face the risk of stockholder litigation. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Item 6. Exhibits
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
10.01
Purchase and Sale Agreement of 100% Interest in Authorized Capital of Freedom Finance Investment Company Limited Liability Company dated October 17, 2022 between Freedom Holding Corp. and Mr. Maksim Sergeyevich Povalishin (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended September 30, 2022, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: November 15, 2022	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: November 15, 2022	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer