Form 10-Q
period 2022-12-31
Freedom Holding Corp.
filed 2023-02-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Yes ☐  No ☒
As of February 10, 2022, the registrant had 59,542,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2022	March 31, 2022*
		(Recasted)
ASSETS
Cash and cash equivalents	$664,095	$225,464
Restricted cash	449,979	547,950
Trading securities	1,929,840	1,158,377
Available-for-sale securities, at fair value	174,326	161,364
Margin lending, brokerage and other receivables, net	403,568	147,659
Loans issued	639,377	92,446
Fixed assets, net	43,862	17,823
Intangible assets, net	9,010	5,163
Goodwill	9,460	5,898
Right-of-use asset	24,054	7,431
Insurance contract assets	11,243	5,712
Other assets	47,754	27,044
Assets held for sale	961,566	825,419
TOTAL ASSETS	$5,368,134	$3,227,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,233,928	$840,224
Customer liabilities	1,786,452	765,628
Margin lending and trade payables	142,341	45,083
Liabilities from insurance activity	156,542	119,490
Current income tax liability	—	14,556
Securities sold, not yet purchased – at fair value	—	13,865
Debt securities issued	37,192	34,390
Lease liability	24,175	7,504
Payable for acquisition	16,055	—
Liability arising from continuing involvement	319,694	6,447
Other liabilities	37,940	21,477
Liabilities held for sale	931,484	812,478
TOTAL LIABILITIES	$4,685,803	$2,681,142
Commitments and Contingent Liabilities (Note 26)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of December 31, 2022, and March 31, 2022, respectively	59	59
Additional paid in capital	159,580	174,745
Retained earnings	592,115	441,924
Accumulated other comprehensive loss	(60,920)	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$690,834	$553,603

Non-controlling interest	(8,503)	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$682,331	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,368,134	$3,227,750
The accompanying notes are an integral part of these condensed consolidated financial statements
* Please see Note 3

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021*	2022	2021*
		(Restated)		(Restated)
Revenue:
Fee and commission income	$80,883	$91,408	$253,486	$262,549
Net gain on trading securities	25,456	7,663	38,894	197,947
Interest income	80,255	33,657	187,817	82,514
Insurance underwriting income	28,557	21,394	78,998	51,491
Net gain on foreign exchange operations	20,866	1,361	30,014	4,076
Net loss on derivative	(21,469)	(314)	(22,523)	(1,028)
TOTAL REVENUE, NET	214,548	155,169	566,686	597,549

Expense:
Fee and commission expense	18,314	24,782	60,068	68,626
Interest expense	52,037	21,890	132,971	52,852
Insurance claims incurred, net of reinsurance	17,419	16,286	51,586	41,096
Operating expense	50,608	31,581	126,367	72,772
Provision for impairment losses/(recovery)	24,140	(333)	30,294	911
Other expense	570	979	79	2,426
TOTAL EXPENSE	163,088	95,185	401,365	238,683

INCOME BEFORE INCOME TAX	51,460	59,984	165,321	358,866

Income tax expense	(5,069)	(1,806)	(26,567)	(39,026)

INCOME FROM CONTINUING OPERATIONS	46,391	58,178	138,754	319,840

Income/(loss) before income tax (expense)/benefit of discontinued operations (including loss on disposal of $2,509 and $0 for the three months ended December 31, 2022 and 2021, respectively, and loss on disposal of $43,973 and $0 for nine months ended December 31, 2022 and 2021, respectively, see Note 25)	13,667	(5,067)	14,467	(4,609)

Income tax (expense)/benefit of discontinued operations	2,342	962	(4,538)	953

Income/(loss) from discontinued operations	16,009	(4,105)	9,929	(3,656)

NET INCOME	62,400	54,073	148,683	316,184

Less: Net loss attributable to non-controlling interest in subsidiary	(464)	(343)	(1,508)	(415)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$62,864	$54,416	$150,191	$316,599

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	(54)	(1,063)	2,309	(1,789)
Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	320	953	197	1,606
Foreign currency translation adjustments	(5,611)	(8,650)	(301)	(4,447)

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

OTHER COMPREHENSIVE (LOSS)/ INCOME	(5,345)	(8,760)	2,205	(4,630)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$57,055	$45,313	$150,888	$311,554

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(464)	(343)	(1,508)	(415)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$57,519	$45,656	$152,396	$311,969

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	0.79	0.98	2.37	5.40
Earnings from continuing operations per common share - diluted	0.78	0.98	2.33	5.40

Earnings/(loss) from discontinued operations per common share - basic	0.59	(0.07)	0.49	(0.06)
Earnings/(loss) from discontinued operations per common share - diluted	0.58	(0.07)	0.48	(0.06)

Earnings per common share - basic	1.38	0.91	2.86	5.34
Earnings per common share - diluted	1.36	0.91	2.81	5.34

Weighted average number of shares (basic)	58,678,730	59,534,712	58,642,637	59,326,201
Weighted average number of shares (diluted)	59,522,701	59,534,712	59,527,743	59,326,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Nine Months Ended December 31,
	2022	2021*
		(Restated)
Cash Flows From Operating Activities
Net income	$148,683	$316,184
Net income/(loss) from discontinued operations	$9,929	$(3,656)
Net income from continued operations	$138,754	$319,840
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	3,502	2,854
Noncash lease expense	3,453	2,587
Change in deferred taxes	(3,392)	(2,508)
Stock compensation expense	6,520	5,636
Unrealized gain on trading securities	(65,684)	(7,903)
Net change in accrued interest	(35,984)	(27,858)
Change in insurance reserves	42,236	35,381
Allowances for receivables	30,294	907
Changes in operating assets and liabilities:
Trading securities	(630,879)	(364,995)
Margin lending, brokerage and other receivables	(270,725)	(141,678)
Insurance contract assets	6,460	(106)
Other assets	(11,058)	(12,028)
Securities sold, not yet purchased – at fair value	(13,865)	5,979
Brokerage customer liabilities	240,362	(230,143)
Current income tax liability	(14,556)	6,404
Margin lending and trade payables	92,225	28,720
Lease liabilities	(3,470)	(2,839)
Liabilities from insurance activity	(22,581)	(7,937)
Other liabilities	10,432	735
Net cash flows used in operating activities from continuing operations	(497,956)	(388,952)
Net cash flows from/(used in) operating activities from discontinued operations	32,165	(222,901)
Net cash flows used in operating activities	(465,791)	(611,853)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(27,345)	(4,078)
Proceeds from sale of fixed assets	—	172
Purchase from microfinance organizations loans, net	(57,031)	(22,192)
Net change in loans issued to customers	(507,728)	(11,946)
Purchase of available-for-sale securities, at fair value	(205,781)	(223,482)
Proceeds from sale of available-for-sale securities, at fair value	196,799	171,221
Consideration paid for acquisition of London Almaty	(16,343)	—
Consideration paid for acquisition of Freedom Life	(13,630)	—
Cash, cash equivalents and restricted cash received from acquisitions	11,385	—
Net cash flows used in investing activities from continuing operations	(619,674)	(90,305)

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows used in investing activities from discontinued operations	(21,647)	(2,790)
Net cash flows used in investing activities	(641,321)	(93,095)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	388,675	315,383
Proceeds from issuance of debt securities	23,861	13,000
Repurchase of debt securities	(23,387)	(10,104)
Repurchase of mortgage loans under the State Program	(7,117)	—
Funds received under state program for financing of mortgage loans	318,330	—
Net change in bank customer deposits	779,044	83,448
Capital contributions	677	1,966
Exercise of options	—	119

Net cash flows from financing activities from continuing operations	1,480,083	403,812
Net cash flows from financing activities from discontinued operations	26,105	37,982
Net cash flows from financing activities	1,506,188	441,794
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	23,591	(7,321)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	61,473	13,695

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	484,140	(256,780)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	773,414	659,495
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	456,886	559,385
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,230,300	1,218,880

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$1,114,074	$582,376
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$600,366	$379,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,714,440	$962,100

	For The Nine Months Ended December 31,
	2022	2021
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$133,286	$29,190
Income tax paid	$47,262	$42,237

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$19,089	$4,684
* Please see Note 4

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021
		(Restated)
Cash and cash equivalents	$664,095	$165,633
Restricted cash	449,979	416,743
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,114,074	$582,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total equity attributable to the shareholders'	Non- controlling interest		Total
	Shares	Amount

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$629,370	$(8,039)		$621,331

Stock based compensation	—	—	3,945	—	—	3,945	—		3,945
Other comprehensive income	—	—	—	—	266	266	—		266
Translation difference	—	—		—	(5,611)	(5,611)			(5,611)
Net income/(loss)	—	—	—	62,864	—	62,864	(464)		62,400

Balance As At December 31, 2022	59,542,212	$59	$159,580	$592,115	$(60,920)	$690,834	$(8,503)	$—	$682,331

Balance As At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)		$546,608

Stock based compensation	—	—	10,746	—	—	10,746	—		10,746
Contribution of shareholder	—	—	677	—	—	677	—		677
Acquisition of insurance companies	—	—	(26,588)		—	(26,588)	—		(26,588)
Other comprehensive income	—	—	—	—	2,506	2,506	—		2,506
Translation difference	—	—	—	—	(301)	(301)	—		(301)
Net income/(loss)	—	—	—	150,191	—	150,191	(1,508)		148,683

Balance As At December 31, 2022	59,542,212	$59	$159,580	$592,115	$(60,920)	$690,834	$(8,503)		$682,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

Balance As At September 30, 2021 (Recasted)	59,534,712	$59	$143,268	$476,610	$(36,304)	$583,633	$(501)	$583,132

Stock based compensation	—	—	4,561	—	—	4,561	—	4,561
Other comprehensive loss	—	—	—	—	(109)	(109)	—	(109)
Translation difference	—	—	—	—	(8,650)	(8,650)	—	(8,650)
Net income/(loss)	—	—	—	54,416	—	54,416	(343)	54,073

Balance As At December 31, 2021	59,534,712	$59	$147,829	$531,026	$(45,063)	$633,851	$(844)	$633,007

Balance As At March 2021 (Recasted)	58,443,212	$58	$135,260	$214,427	$(40,433)	$309,312	$(1,641)	$307,671

Stock based compensation	1,031,500	1	11,280	—	—	11,281	—	11,281
Sale of Freedom Ukraine shares	—	—	(796)	—	—	(796)	1,212	416
Contribution of shareholder	—	—	1,966	—	—	1,966	—	1,966
Exercise of options	60,000	—	119	—	—	119	—	119
Other comprehensive loss	—	—	—	—	(183)	(183)	—	(183)
Translation difference	—	—	—	—	(4,447)	(4,447)	—	(4,447)
Net income/(loss)	—	—	—	316,599	—	316,599	(415)	316,184

Balance As At December 31, 2021	59,534,712	$59	$147,829	$531,026	$(45,063)	$633,851	$(844)	$633,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking and underwriting services, commercial banking and insurance products. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus, the United States and Russia (with the Russian business classified as discontinued operations pending sale). The Company has retail locations in Kazakhstan, Russia (with the Russian business classified as discontinued operations pending sale), Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Armenia, Cyprus, the United Kingdom, Greece, Spain, France, Germany, the United Arab Emirates and Turkey. The Company also has a subsidiary in the United States which is a U.S. Securities and Exchange Commission ("SEC") registered broker dealer. The Company's common stock trades on the Nasdaq Capital Market, KASE, AIX and SPBX.

As of December 31, 2022, the Company owned directly, or through subsidiaries, the following companies:

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
•Freedom UK Prime Limited, a London, United Kingdom-based financial intermediary company ("Prime UK");
•Freedom Finance Uzbekistan LLC, a Tashkent, Uzbekistan-based broker-dealer ("Freedom UZ");
•Freedom Finance Azerbaijan LLC, an Azerbaijan-based financial educational center ("Freedom AZ");
•Freedom Finance Armenia LLC, an Armenia-based broker-dealer ("Freedom AR");
•Prime Executions, Inc., a New York City, New York-based NYSE institutional brokerage, that is also authorized to engage in certain capital markets and investment banking activities ("PrimeEx");
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance Ltd., a Dubai, United Arab Emirates-based financial intermediary company ("Freedom UAE");
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech");
•Freedom Kazakhstan PC Ltd. ("Freedom Kazakhstan PC Ltd.")
•Ticketon Events LLP, an Almaty, Kazakhstan-based online ticket sales company ("Ticketon");
•Freedom Finance Turkey LLC, an Istanbul, Turkiye-based financial consulting company ("Freedom TR");
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

The Company has entered into an agreement to sell its Russian subsidiaries, Freedom RU and Freedom Bank RU. For financial information regarding the Company's Russian subsidiaries see Note 25 - Assets and Liabilities held for sale and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q. The sale of the Company's Russian subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023.

In July 2022, Freedom RU established a Russian subsidiary Freedom Finance Auto LLC. In January 2023, Freedom RU concluded an agreement with Maxim Povalishin to sell Freedom Finance Auto LLC for RUB 50 million (approximately $695 based on the applicable currency exchange rate on the reporting date). On February 7, 2023, the sale of Freedom Finance Auto LLC was completed.
Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Stock Exchange (AIX), the Moscow Exchange (MOEX), the Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). The Company also owns a 24.3% interest in the UX. Freedom EU provides the Company's clients with operational support and access to investment opportunities in the U.S. and European securities markets.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. As of December 31, 2022, Freedom UA's total assets and total liabilities of $7,835 and $7,284, respectively, were reclassified to restricted assets and liabilities as part of other assets and other liabilities, respectively. The Company believes that the decision to include Freedom UA on such list was erroneous and it is in the process of appealing such decision.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional subordinated financial support from other

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
parties or whose equity holders at risk lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of and for the three and nine months ended December 31, 2022, the only VIE of the Company was Freedom UA.
The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	December 31, 2022	March 31, 2022

Cash and cash equivalents	1	134
Restricted cash	1,942	2,843
Trading securities	3,477	2,942
Margin lending, brokerage and other receivables, net	967	435
Fixed assets, net	800	1,043
Intangible assets, net	140	205
Right-of-use asset	424	905
Other assets	84	127

Total assets	7,835	8,634

Customer liabilities	6,441	8,439
Securities repurchase agreement obligations	12	3,267
Trade payables	81	35
Lease liability	454	914
Other liabilities	296	434

Total liabilities	7,284	13,089
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
•Commissions on banking services (money transfers, foreign exchange operations and other); and

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
•Commissions on investment banking services (underwriting, market making, and bondholders' representation services).

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Company is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which the Com controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent.

In certain cases, other parties are involved with providing products and services to our customers. If the Company is principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (arranging for another party to provide goods or services), the Company reports its net fee or commission retained as revenue.

Interest income

Interest income on margin loans, loans issued, trading securities, available-for-sale securities and reverse repurchase agreement obligations is recognized based on the contractual provisions of the underlying arrangements.

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

Loans

The Company's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase real estate, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Company's loan portfolio and are instead recorded on the Condensed Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net.

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
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the Russian ruble, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistani som, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Company uses exchange rates from the National Bank of the Republic of Kazakhstan for foreign currency translation purposes.
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
A repurchase agreement is a transaction in which the Company sells financial instruments to another party, typically in exchange for cash, and simultaneously enters into an agreement to reacquire the same or substantially the same financial instruments from the buyer for an amount equal to the cash or other consideration exchanged plus interest at a future date. These agreements are accounted for as collateralized financing transactions. The Company retains the financial instruments sold under repurchase agreements and classifies them as trading securities in the Condensed Consolidated Balance Sheets. The cash consideration received under repurchase agreements is classified as securities repurchase agreement obligations in the Condensed Consolidated Balance Sheets.
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
Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, and foreign exchange gains and losses are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the accumulated other comprehensive (loss)/income is then reclassified to net realized gain/(loss) on investments available-for-sale in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Margin lending, brokerage and other receivables
The Company engages in securities financing transactions with and for clients through margin lending. In margin lending, the Company's customers borrow funds from the Company against the value of their qualifying securities, primarily for the purpose of purchasing additional securities. Under these agreements, the Company is permitted to sell or repledge securities received as collateral. Furthermore, the Company can use the collateral for repurchase agreement operations, securities lending transactions or delivery to counterparties to cover short positions.
Margin lending, brokerage and other receivables comprise margin lending receivables, brokerage commissions and other receivables related to the securities brokerage and banking activity of the Company. At initial recognition, margin lending, brokerage and other receivables are recognized at fair value. Subsequently, margin lending, brokerage and other receivables are carried at cost net of any allowance for impairment losses.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2022, the Company write-off the client base that was recognized with the Company's acquisition of Zerich in the amount of $3,125 due to economic uncertainty during the Company's fourth fiscal quarter stemming from the Russia/Ukraine Conflict. During the nine months ended December 31, 2022, there were no write-offs.
Impairment of goodwill
As of December 31, 2022, and March 31, 2022, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $9,460 and $5,898, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment is recorded. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
cash flow method) and determined the fair value of the Company’s goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich is below of the carrying amount of the Company’s goodwill. The Company recognized impairment loss for the goodwill in the amount of $2,300 as of March 31, 2022, and presented goodwill, net of impairment loss in the Company's Condensed Consolidated Balance Sheets. During the nine months ended December 31, 2022, the Company did not recognize additional impairment loss for the goodwill.
The carrying amount of goodwill on the Company's Condensed Consolidated Balance Sheet as of December 31, 2022, increased compared to March 31, 2022, due to the Company's acquisition of London Almaty and Ticketon.
The changes in the carrying amount of goodwill as of March 31, 2022, and as of December 31, 2022, were as follows:

Amount
Balance as of March 31, 2022 (Recasted)	$5,898

Acquisition of London Almaty	485
Acquisition of Ticketon	3,172
Foreign currency translation	(95)

Balance as of December 31, 2022	$9,460
Asset and Liabilities Held for Sale

The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. During the three months ended December 31, 2022, the Company accrued provision for impairment of discontinued operations by an amount of $2,509. As a result, the provision for impairment of discontinued operations, within the line item Net income from discontinued operation on the Condensed Consolidated Statements of Operations, amounted to $43,973 as of December 31, 2022.

A disposal group that represents a strategic shift to the Company or is acquired with the intention to sell is reflected as a discontinued operation on the Condensed Consolidated Statements of Operation and Statement of Other Comprehensive Income and prior periods are recast to reflect the earnings or losses as income from discontinued operations. The Condensed Consolidated Financial Statements and related Notes reflect the securities brokerage and complementary banking operations in Russia as discontinued operations as the Company has entered into an agreement to divest these operations. The sale of these operations was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023.

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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of December 31, 2022, and March 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its Condensed Consolidated Balance Sheets as of December 31, 2022, and March 31, 2022, and in its Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022, and 2021.
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

Unearned premium reserve relates to non-life insurance products and non-annuity insurance products.

Claims are expensed to the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income as incurred.

Loss reserves

Non-life and general insurance

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

Life insurance

Not incurred claims reserves (NIC) on life insurance contracts equal the NIC amount for all life insurance contracts valid as at the reporting date. NIC reserve on a separate contract of life insurance is equal to the maximum value of the net level premium reserve and gross-premium reserve. Net level premium reserve is the present value of future benefits (excluding survival benefits) less present value of future net premiums. Gross-premium reserve is present value of benefits, expenses of the Company that are directly related to consideration, settlement, and determination of the benefit amount, operating expenses of the Company related to conducting of the business, less present value of future gross-premiums.

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
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. During the fourth quarter of the Company's fiscal year ended March 31, 2022, the CODM restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S., Russia and Middle East/Caucasus.
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

In June 2022, FASB Issued Accounting Standard Updated No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB has issued this standard to (1) clarify the guidance in Topic 820 – Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

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

In December 2022, FASB Issued Accounting Standard Updated No. 2022-05 “Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI)”. The amendments in Update 2018-12 require that an insurance entity apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application is elected. It amends in this Update the LDTI transition guidance to allow an insurance entity to make an accounting policy election on a transaction-by-transaction basis. The Board is issuing this Update to reduce implementation costs and complexity associated with the adoption of LDTI for contracts that have been derecognized in accordance with the amendments in this Update before the LDTI effective date. Without the amendments an insurance entity would be required to reclassify a portion of the previously recognized gains or losses to the LDTI transition adjustment because of the adoption of a new accounting standard. This Update affects insurance entities that have derecognized contracts before the LDTI effective date. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer and are not smaller reporting companies, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact that ASU 2022-05 will have on its consolidated financial statements and related disclosures.

In December 2022, the FASB issued Accounting Standards Update No. 2022-06 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. The amendments in this Update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities upon issuance of this Update. The Company has evaluated that the Update No. 2022-06 will not have an impact on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 – RECAST
When preparing the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2022, required revision due to the closing on May 17, 2022, of the Company's acquisition of two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance, which were deemed to be entities under common control with the Company since 2018. Prior to the Company's acquisition of these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired Freedom Life and Freedom Insurance from a non-related party on February 28, 2018, and August 22, 2018, respectively. The two companies were deemed to be under common control with the Company since the dates when they were acquired by Timur Turlov.
The Company acquired these companies from Mr. Turlov at the historical cost paid by him plus amounts he had contributed as additional paid in capital since his purchase. The Company acquired the two companies to expand its presence in the insurance segment. The purchase price for 100% of the outstanding shares of Freedom Insurance was $13,977 and the purchase price for 100% of the outstanding shares of Freedom Life was $12,611. As at December 31, 2022 Freedom KZ had repaid the payable for acquisition of Freedom Life for $13,630. The payment of the consideration for the acquisition of Freedom Insurance is planned to be made in February 2023.

As required by ASC 805 Business Combinations, acquisitions with parties under common control are required to have all previously presented periods recast to the date of the initial acquisition by the seller. Accordingly, the financial results of Freedom Life and Freedom Insurance have been consolidated in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2022, and in the corresponding periods of 2021 for comparative purposes, as if they had been acquired prior to such periods.

In addition, because the assets and liabilities to be disposed of in connection with the planned sale of Freedom RU and Freedom Bank RU met the held for sale criteria as of December 31, 2022, such subsidiaries are presented as discontinued operations in accordance with ASC 205 and 360 in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2022 and in the corresponding periods of 2021 for comparative purposes. For additional information see Note 25 Assets and Liabilities held for sale to the condensed consolidated financial statements.
The previously issued Condensed Consolidated Balance Sheet as of March 31, 2022, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three and nine months ended December 31, 2021, have been revised as follows:

	As of March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$625,547	$1,427	$(901)	$371	$(82)	$(400,898)	$225,464
Trading securities	1,203,479	8,875	—	68,520	—	(122,497)	1,158,377
Restricted cash	553,680	—	—	—	—	(5,730)	547,950
Margin lending, brokerage and other receivables, net	357,567	173	(34)	60	(20)	(210,087)	147,659
Loans issued	94,797	44	—	—	—	(2,395)	92,446
Other assets	37,725	7,267	—	427	—	(18,375)	27,044
Fixed assets, net	21,365	182	—	254	—	(3,978)	17,823
Right-of-use asset	15,669	532	—	152	—	(8,922)	7,431
Intangible assets, net	5,791	1,489	—	161	—	(2,278)	5,163
Goodwill	5,388	359	—	151	—	—	5,898
Available-for-sale securities, at fair value	1	161,363	—	—	—	—	161,364
Insurance contract assets	—	3,555	—	2,157	—	—	5,712
Assets held for sale	—	—	—	—	—	825,419	825,419

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

TOTAL ASSETS	$2,921,009	$185,266	$(935)	$72,253	$(102)	$50,259	$3,227,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$775,178	$47,691	$—	$49,824	$—	$(32,469)	$840,224
Customer liabilities	1,417,937	—	(901)	—	(82)	(651,326)	765,628
Margin lending and trade payables	45,229	—	—	21	(20)	(147)	45,083
Liabilities from insurance activity	—	106,329	—	13,161	—	—	119,490
Current income tax liability	14,556	—	—	—	—	—	14,556
Securities sold, not yet purchased – at fair value	14,103	—	—	—	—	(238)	13,865
Debt securities issued	99,027	—	—	—	—	(64,637)	34,390
Lease liability	15,315	543	—	176	—	(8,530)	7,504
Liability arising from continuing involvement	6,447	—	—	—	—	—	6,447
Other liabilities	25,542	550	(35)	292	—	(4,872)	21,477
Liabilities held for sale	—	—	—	—	—	812,478	812,478
TOTAL LIABILITIES	$2,413,334	$155,113	$(936)	$63,474	$(102)	$50,259	$2,681,142
Commitments and Contingent Liabilities (Note 26)	—	—	—	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	59	9,465	(9,465)	15,577	(15,577)	—	59
Additional paid in capital	141,340	—	16,499	—	16,906	—	174,745
Retained earnings	426,563	28,131	(6,666)	(4,811)	(1,293)	—	441,924
Accumulated other comprehensive loss	(53,291)	(7,443)	(368)	(1,987)	(36)	—	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$514,671	$30,153	$—	$8,779	$—	$—	$553,603

Non-controlling interest	(6,996)	1	—	—	—	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$507,675	$30,154	$—	$8,779	$—	$—	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,009	$185,267	$(936)	$72,253	$(102)	$50,259	$3,227,750

	Three months ended December 31, 2021
	As previously reported *	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As restated
Revenue:
Fee and commission income	$117,316	$—	$—	$(3)	$—	$(25,905)	$91,408
Net gain on trading securities	403	490	—	159	—	6,611	7,663
Interest income	27,828	6,534	—	2,324	—	(3,029)	33,657
Insurance underwriting income	—	18,030	—	3,364	—	—	21,394
Net gain on foreign exchange operations	451	239	—	16	—	655	1,361
Net loss on derivative	(314)	—	—	—	—	—	(314)
TOTAL REVENUE, NET	145,684	25,293	—	5,860	—	(21,668)	155,169

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Expense:
Fee and commission expense	22,716	3,946	—	196	—	(2,076)	24,782
Interest expense	20,799	1,606	—	1,850	—	(2,365)	21,890
Insurance claims incurred, net of reinsurance	—	13,246	—	3,040	—	—	16,286
Operating expense	50,496	1,681	—	1,657	—	(22,253)	31,581
Provision for impairment losses	45	—	—	(365)	—	(13)	(333)
Other expense, net	(64)	1,073	—	—	—	(30)	979
TOTAL EXPENSE	93,992	21,552	—	6,378	—	(26,737)	95,185

INCOME/(LOSS) BEFORE INCOME TAX	51,692	3,741	—	(518)	—	5,069	59,984

Income tax (expense)/benefit	(806)	12		(50)		(962)	(1,806)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	50,886	3,753	—	(568)	—	4,107	58,178

Loss before income tax (expense)/benefit of discontinued operation	—	—	—	—	—	(5,067)	(5,067)

Income tax benefit of discontinued operations	—	—	—	—	—	962	962

Loss from discontinued operation	—	—	—	—		(4,105)	(4,105)

NET INCOME/LOSS	$50,886	$3,753	$—	$(568)	$—	$2	$54,073

Less: Net loss attributable to non-controlling interest in subsidiary	(343)	—	—	—	—	—	(343)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,229	$3,753	$—	$(568)	$—	$2	$54,416

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(1,063)	—	—	—	—	(1,063)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	953	—	—	—	—	953
Foreign currency translation adjustments	(7,336)	(1,284)	—	(2,702)	—	2,672	(8,650)

OTHER COMPREHENSIVE LOSS	(7,336)	(1,394)	—	(2,702)	—	2,672	(8,760)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$43,550	$2,359	$—	$(3,270)	$—	$2,674	$45,313

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(343)	—	—	—	—	—	(343)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,893	$2,359	$—	$(3,270)	$—	$2,674	$45,656

For the three months ended December 31, 2021, the Company’s EPS as reported was 0.86 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.98, (0.09), and 0.91 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.

	Nine months ended December 31, 2021
	As previously reported *	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As restated
Revenue:
Fee and commission income	$327,966	$—	$(91)	$86	$(161)	$(65,251)	262,549
Net gain on trading securities	185,554	1,090	—	1,587	—	9,716	197,947
Net realized loss on investments available for sale	—		—	—	—	—	—
Interest income	69,259	16,634	—	6,541	—	(9,920)	82,514
Insurance underwriting income	—	42,091	—	9,400	—	—	51,491
Net gain on foreign exchange operations	885	277	—	26	—	2,888	4,076
Net loss on derivative	(1,028)	—	—	—	—	—	(1,028)
TOTAL REVENUE, NET	582,636	60,092	(91)	17,640	(161)	(62,567)	597,549

Expense:
Fee and commission expense	67,547	7,074	(91)	558	(161)	(6,301)	68,626
Interest expense	51,256	3,604	—	4,816	—	(6,824)	52,852
Insurance claims incurred, net of reinsurance	—	31,862	—	9,234	—	—	41,096
Operating expense	117,384	4,293	—	4,935	—	(53,840)	72,772
Provision for impairment losses	704	—	—	297	—	(90)	911
Other expense/(income), net	600	1,949	—	(3)	—	(120)	2,426
TOTAL EXPENSE	237,491	48,782	(91)	19,837	(161)	(67,175)	238,683

INCOME BEFORE INCOME TAX	345,145	11,310	—	(2,197)	—	4,608	358,866

Income tax expense	(38,037)	11	—	(57)	—	(943)	(39,026)

INCOME FROM CONTINUING OPERATIONS	307,108	11,321	—	(2,254)	—	3,665	319,840

Income/(loss) before income tax(expense)/benefit of discontinued operation	—	—	—	—	—	(4,609)	(4,609)

Income tax (expense)/benefit of discontinued operations	—	—	—	—	—	953	953

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Income from discontinued operation	—	—	—	—	—	(3,656)	(3,656)

NET INCOME	$307,108	$11,321	$—	$(2,254)	$—	$9	$316,184

Less: Net loss attributable to non-controlling interest in subsidiary	(415)	—	—	—	—	—	(415)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$307,523	11,321	—	(2,254)	—	$9	$316,599

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(1,789)	—	—	—	—	(1,789)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	1,606	—	—	—	—	1,606
Foreign currency translation adjustments	(3,106)	(1,213)	—	(2,702)		2,574	(4,447)

OTHER COMPREHENSIVE INCOME	(3,106)	(1,396)	—	(2,702)	—	2,574	(4,630)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$304,002	$9,925	$—	$(4,956)	$—	$2,583	$311,554

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(415)	—	—	—	—	—	(415)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	304,417	9,925	—	(4,956)	—	2,583	311,969
For the nine months ended December 31, 2021, the Company’s EPS as reported was 5.18 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 5.40, (0.08), and 5.34 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.
*amounts with restatement in fee and commission income and interest income, for more information please see Note 4 Restatement.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 – RESTATEMENT

As previously disclosed in our quarterly report on Form 10-Q for the three and six months ended September 30, 2022, it was determined that there was an error in the Company's accounting related to the classification of loans issued and bank customer accounts in the Company's Condensed Consolidated Statement of Cash Flows, and during the course of the Company's preparation of quarterly report on Form 10-Q for the three months ended December 31, 2022, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the three months ended December 31, 2021 related to the classification of interest income from margin lending to clients on the Company's Condensed Consolidated Statement of Operations.

Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities". In addition, the Company identified that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". On the Condensed Consolidated Statement of Operations, the Company's interest income from margin lending to clients had been classified within fee and commission income and should have been classified within interest income.

The Company has evaluated the effect of the foregoing incorrect classifications and concluded that restatement of previously filed consolidated financial statements as of and for the years ended March 31, 2022, 2021 and 2020 and for each of the quarterly periods ended June 30, 2022 and September 30, 2022 was necessary. The Company determined that the incorrect classifications did not have any impact on the Company’s net income or any per-share amounts.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table summarizes the impact of the correction of the errors on the Condensed Consolidated Statement of Cash Flows for the period presented:

	Nine months ended December 31, 2021
	As previously reported	FF Life and FF Insurance acquisitions	Adjustments for discontinued operations	As recasted	Correction of errors	As restated
Net cash flows (used in)/from operating activities	$(582,080)	$25,782	(34,465)	$(590,763)	$(21,090)	$(611,853)
Net cash flows used in investing activities	(6,110)	(52,276)	—	(58,386)	(34,709)	(93,095)
Net cash flows (used in)/from financing activities	338,792	47,203	—	385,995	55,799	441,794
Effect of changes in foreign exchange rates on cash and cash equivalents	10,593	(2,221)	(1,998)	6,374	—	6,374
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(238,805)	$18,488	$(36,463)	$(256,780)	$—	$(256,780)
The following table summarizes the impact of the correction of errors broken down by continuing and discontinued operations:

	Nine months ended December 31, 2021
	As restated	Correction of errors	As restated
Net cash flows used in operating activities from continuing operations	$(256,764)	$(132,188)	$(388,952)
Net cash flows (used in)/from operating activities from discontinued operations	(333,999)	111,098	(222,901)
Net cash flows used in investing activities from continuing operations	(56,167)	(34,138)	(90,305)
Net cash flows used in investing activities from discontinued operations	(2,219)	(571)	(2,790)
Net cash flows from financing activities from continuing operations	320,364	83,448	403,812
Net cash flows from/used in financing activities from discontinued operations	65,631	(27,649)	37,982
Effect of changes in foreign exchange rates on cash and cash equivalents from continuing operations	(7,321)	—	(7,321)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	13,695	—	13,695
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(256,780)	$—	$(256,780)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In the Company's previously issued condensed consolidated financial statements, interest income from margin lending to clients had been erroneously classified within fee and commission income from brokerage services. Such income has been reclassified to interest income as a separate sub-line item within interest income entitled interest income from margin lending to clients. For additional information see Note 19 Net interest income/(expense) to the condensed consolidated financial statements. The following tables summarize the impact of corrections of the errors on the Condensed Consolidated Statement of Operations for the periods presented:

	For the three months ended December 31, 2021
	Issued	FF Life and FF Insurance acquisition	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$122,237	$(3)	$(25,905)	$96,329	$(4,921)	$91,408
Net gain on trading securities	403	649	6,611	7,663	—	7,663
Interest income	22,907	8,858	(3,029)	28,736	4,921	33,657
Insurance underwriting income	—	21,394	—	21,394	—	21,394
Net gain on foreign exchange operations	451	255	655	1,361	—	1,361
Net loss on derivative	(314)	—	—	(314)	—	(314)

TOTAL REVENUE, NET	145,684	31,153	(21,668)	155,169	—	155,169

	For the nine months ended December 31, 2021
	Issued	FF Life and FF Insurance acquisition	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$336,178	$(166)	$(65,251)	$270,761	$(8,212)	$262,549
Net gain on trading securities	$185,554	2,677	9,716	197,947	—	197,947
Interest income	61,047	23,175	(9,920)	74,302	8,212	82,514
Insurance underwriting income	—	51,491	—	51,491	—	51,491
Net gain on foreign exchange operations	885	303	2,888	4,076	—	4,076
Net loss on derivative	(1,028)	—	—	(1,028)	—	(1,028)

TOTAL REVENUE, NET	582,636	77,480	(62,567)	597,549	—	597,549

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – CASH AND CASH EQUIVALENTS
As of December 31, 2022, and March 31, 2022, cash and cash equivalents consisted of the following:

	December 31, 2022	March 31, 2022
		(Recasted)
Short term deposits in National Bank (Kazakhstan)	$350,203	$42,517
Securities purchased under reverse repurchase agreements	129,955	19,947
Short term deposits in commercial banks	98,846	70,155
Short term deposits on brokerage accounts	43,507	71,061
Petty cash in bank vault and on hand	20,552	18,607
Short term deposits in stock exchanges	19,293	2,828
Overnight deposits	1,667	—
Cash in transit	63	35
Short term deposits in the Central Depository (Kazakhstan)	9	314
Total cash and cash equivalents	$664,095	$225,464
As of December 31, 2022, and March 31, 2022, cash and cash equivalents were not insured. As of December 31, 2022, and March 31, 2022, the cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements on the terms presented below:

	December 31, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate debt	16.09%	$70,363	$—	$70,363
Non-US sovereign debt	13.15%	40,678	—	40,678
US sovereign debt	2.74%	18,596	—	18,596
Corporate equity	18.57%	318	—	318
Total securities sold under repurchase agreements		$129,955	$—	$129,955

	March 31, 2022 (Recasted)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	16.38%	$9,952	$—	$9,952
Non-US sovereign debt	12.51%	9,786	—	9,786
Corporate equity	16.90%	152	—	152
Corporate debt	11.88%	57	—	57
Total securities sold under repurchase agreements		$19,947	$—	$19,947

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2022, and March 31, 2022, was $137,377 and $19,911, respectively.
NOTE 6 – RESTRICTED CASH
Restricted cash for the periods ended December 31, 2022, and March 31, 2022, consisted of:

	December 31, 2022	March 31, 2022
		(Recasted)
Brokerage customers’ cash	$355,294	$531,032
Guaranty deposits	100,463	5,540
Deferred distribution payments	156	8,534
Restricted bank accounts	—	2,844

Allowance for restricted cash	(5,934)	—

Total restricted cash	$449,979	$547,950

As of December 31, 2022, and March 31, 2022, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers.

As of March 31, 2022, restricted cash included a deferred distribution payment amount of $8,534, representing cash held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s legacy oil and gas exploration and production operations which is the subject of the Estate of Toleush Tolmakov litigation. As a result of disputes between a shareholder’s putative heirs, no party has yet established legal and beneficial ownership of the distribution payment. The Company did not claim an ownership interest in the distribution payment. During the three months ended December 31, 2022, $8,378 of this amount was deposited with the court registry in accordance with a court order and was written off by the Company. Interest on such amount in the amount of $156 continues to be recorded as restricted cash. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.
NOTE 7 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of December 31, 2022, and March 31, 2022, trading and available-for-sale securities consisted of:

	December 31, 2022	March 31, 2022
		(Recasted)
Corporate debt	$1,097,488	$712,134
Non-U.S. sovereign debt	734,068	360,570
Corporate equity	62,351	72,354
U.S. sovereign debt	34,012	10,435
Exchange traded notes	1,921	2,884
Total trading securities	$1,929,840	$1,158,377

	December 31, 2022	March 31, 2022
		(Recasted)
Corporate debt	$157,548	$145,837
Non-U.S. sovereign debt	12,905	12,997
U.S. sovereign debt	3,873	2,530
Total available-for-sale securities, at fair value	$174,326	$161,364

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present maturity analysis for available-for-sale securities as of December 31, 2022, and March 31, 2022:

	December 31, 2022
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	46,229	64,260	47,047	12	157,548
Non-US sovereign debt	—	5,280	861	6,764	12,905
US sovereign debt	—	898	1,712	1,263	3,873
Total available-for-sale securities, at fair value	$46,229	$70,438	$49,620	$8,039	$174,326

	March 31, 2022
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	69,364	50,155	26,284	34	145,837
Non-US sovereign debt	1,692	864	1,086	9,355	12,997
US sovereign debt	—	—	—	2,530	2,530
Total available-for-sale securities, at fair value	$71,056	$51,019	$27,370	$11,919	$161,364

As of December 31, 2022, the Company held debt securities of two issuers each of which individually exceeded 10% of the Company’s total trading securities - Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $727,340 and the Ministry of Finance of the Republic of Kazakhstan (S&P Global: BBB- credit rating) in the amount of $723,750. As of March 31, 2022, the Company held debt securities of two issuers each of which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $357,343 and $506,472, respectively.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2022, and March 31, 2022:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of December 31, 2022 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	13.99%	$1,097,488	$1,001,417	$95,800	$271
Non-U.S. sovereign debt	12.26%	734,068	577,828	156,213	27
Corporate equity	—%	62,351	60,127	1,895	329
U.S. sovereign debt	4.30%	34,012	34,012	—	—
Exchange traded notes	—%	1,921	1,223	698	—

Total trading securities		$1,929,840	$1,674,607	$254,606	$627

Corporate debt	14.88%	$157,548	$134,427	$23,121	$—
Non-US sovereign debt	8.99%	12,905	5,894	7,011	—
US sovereign debt	4.20%	3,873	3,873	—	—

Total available-for-sale securities, at fair value		$174,326	$144,194	$30,132	$—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2022 (Recasted) using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.09%	$712,134	$711,539	$—	$595
Non-U.S. sovereign debt	13.15%	360,570	352,274	—	8,296
Corporate equity	—	72,354	71,827	276	251
U.S. sovereign debt	2.35%	10,435	10,435	—	—
Exchange traded notes	—	2,884	2,884	—	—

Total trading securities		$1,158,377	$1,148,959	$276	$9,142

Corporate debt	11.09%	$145,837	$145,837	$—	$—
Non-U.S. sovereign debt	5.51%	12,997	12,997	—	—
U.S. sovereign debt	2.17%	2,530	2,530	—	—

Total available-for-sale securities, at fair value		$161,364	$161,364	$—	$—
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of December 31, 2022, and March 31, 2022. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2022	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$27	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	271	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	329	Discount rate	58.8%
			Estimated number of years	9 years
Total		$627

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2022, and the year ended March 31, 2022:

Trading securities
Balance as of March 31, 2022 (Recasted)	$9,142
Purchase of investments that use Level 3 inputs	1,980
Reclassification to level 2	(1,842)
Reclassification of securities from Freedom UA to restricted accounts	(2,384)
Sale	(5,089)
Revaluation of investments that use Level 3 inputs	(622)
Translation difference	(558)
Balance as of December 31, 2022	$627

Balance as of March 31, 2021 (Recasted)	$19,032
Reclassification to level 3	682
Reclassification to level 1	(18,370)
Purchase of investments that use Level 3 inputs	10,812
Revaluation of investments that use Level 3 inputs	(3,014)
Balance as of March 31, 2022 (Recasted)	$9,142

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2022, and March 31, 2022:

	December 31, 2022
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$154,689	$(402)	$2,883	$157,548	2023 - 2042
Non-US sovereign debt	14,482	—	(1,577)	12,905	2024 - indefinite
U.S. sovereign debt	4,574	—	(701)	3,873	2024 - 2044
Total available-for-sale securities, at fair value	$173,745	$(402)	$605	$174,326

	March 31, 2022 (Recasted)
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$146,112	$(275)	$145,837	2022 - 2035
Non-U.S. sovereign debt	13,784	(787)	12,997	2022 - indefinite
U.S. sovereign debt	2,912	(382)	2,530	2044
Total available-for-sale securities, at fair value	$162,808	$(1,444)	$161,364
NOTE 8 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of December 31, 2022, and March 31, 2022, consisted of:

	December 31, 2022	March 31, 2022
		(Recasted)
Margin lending receivables	$393,659	$138,983
Receivables from brokerage clients	6,624	4,386
Bonds coupon receivable	1,977	—
Bank commissions receivable	1,852	598
Long-term installments receivables	1,184	1,367
Receivable from sale of securities	858	884
Receivable for underwriting and market-making services	526	296
Dividends accrued	—	45
Other receivables	4,734	3,207

Allowance for receivables	(7,846)	(2,107)

Total margin lending, brokerage and other receivables, net	$403,568	$147,659

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Margin lending receivables are amounts owed to the Company from customers as a result of borrowings by such customers against the value of qualifying securities, primarily for the purpose of purchasing additional securities. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage. Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for margin when collateral values decline.

The fair value of collateral received by the Company under margin loans as of December 31, 2022, and March 31, 2022 was $1,086,725 and $4,432,621, respectively.
As of December 31, 2022, and March 31, 2022, amounts due from a single related party customer were $161,139 and $107,649, respectively or 40% and 73% respectively, of total margin lending, brokerage and other receivables, net. Approximately 97% and 95% of these balances were due from Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”), a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Company considers receivables due from related parties fully collectible. As of December 31, 2022, and March 31, 2022, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $7,846 and $2,107, respectively.
NOTE 9 – LOANS ISSUED
Loans issued as of December 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$493,993	January, 2023 - December, 2047	8.70%	$496,452	KZT
Uncollateralized Bank customer loans	91,149	January, 2023 - December, 2042	16.53%	—	KZT
Collateralized Bank customer loans	12,852	January, 2023 - December, 2025	1.91%	12,796	KZT/RUB
Car loans	34,660	January, 2023 - December, 2029	27.25%	37,211	KZT
Subordinated loans	5,000	December, 2025	3.00%	—	USD
Loans issued to policyholders	1,426	March, 2023 - December, 2023	14.97%	1,697	KZT
Other	297	March, 2023 - August, 2027	2.71%	—	EUR/KZT
Total loans issued	$639,377
Freedom Bank KZ provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the loans to the Program Operator. Under this program, borrowers can receive a mortgage at an interest rate of 7%, for 20 years. In accordance with the program and trust management agreement, Freedom Bank KZ carries out trust management of transferred mortgage loans, and transfers all repayments of principal amounts of mortgages plus 3% of the 7% interest to the Program Operator. The remaining 4% of the 7% interest is retained by Freedom Bank KZ as profit margin. Under the program and trust management agreement, Freedom Bank KZ is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days or more. The repurchase of delinquent loans is performed at the loan nominal value.

Since the Freedom Bank KZ sells those loans with recourse for uncollectible amounts, retains part of interest from those loans, and agrees to service those loans after the sale, Freedom Bank KZ has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As Freedom Bank KZ continues to recognize the loans, it

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
also recognizes the associated liability in the amount of $319,694 as of December 31, 2022, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. As of March 31, 2022 the corresponding liability amounted to $6,447.
As of December 31, 2022 and March 31,2022, mortgage loans include the state mortgage program "7-20-25" with a principal amount of $436,132 and $21,310, respectively.

Total loans issued as of December 31, 2022, includes uncollateralized bank customer loans purchased from a related party, microfinance organization Freedom Finance Credit (“FFIN Credit”), a start-up created and controlled by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company.

The agreements entered into by the Company with FFIN Credit to purchase uncollateralized bank customer loans provide the Company the ability to sell back to FFIN Credit up to $58,359 of the total loans purchased. The Company has determined that it has received control over the loans purchased from FFIN Credit, and accordingly the Company has recognized such loans on its Condensed Consolidated Balance Sheets.

During the three and nine months ended December 31, 2022, the Company purchased loans in the aggregate amount of $50,594 and $89,935 and sold back loans totaling $12,977 and $32,904, respectively, to FFIN Credit, a company outside of the Company's group which is owned by Timur Turlov. During the three and nine months ended December 31, 2021, the Company purchased loans in the aggregate amount of $9,546 and $29,020 and sold back loans totaling $3,968 and $6,828 to FFIN Credit, respectively. As of December 31, 2022, the Company held outstanding loans purchased from FFIN Credit totaling $100,433, net of an allowance of $7,511.
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
NOTE 10 – PROVISION FOR INCOME TAXES
The Company is subject to taxation in Kazakhstan, Russia, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of December 31, 2022, and March 31, 2022, were 21% for the U.S., 20% for Kazakhstan, the Russian Federation and Azerbaijan,10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the nine months ended December 31, 2022, and 2021, the effective tax rate was equal to 16.1% and 10.9%, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 11 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of December 31, 2022, and March 31, 2022, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	16.26%	$572,731	$51,898	$624,629
Corporate debt	16.44%	586,939	4,774	591,713
US sovereign debt	1.91%	17,586	—	17,586
Total securities sold under repurchase agreements		$1,177,256	$56,672	$1,233,928

	March 31, 2022 (Recasted)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	11.96%	$609,405	$142	$609,547
Non-US sovereign debt	10.85%	222,893	—	222,893
US sovereign debt	0.77%	7,396	—	7,396
Corporate equity	14.00%	388	—	388
Total securities sold under repurchase agreements		$840,082	$142	$840,224
The fair value of collateral pledged under repurchase agreements as of December 31, 2022, and March 31, 2022, was $1,248,410 and $834,583, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 12 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of December 31, 2022, and March 31, 2022, customer liabilities consisted of:

	December 31, 2022	March 31, 2022
		(Recasted)
Banking customers	1,026,605	246,284
Brokerage customers	$759,847	$519,344

Total customer liabilities	$1,786,452	$765,628
As of December 31, 2022, banking customer liabilities consisted of demand deposits and term deposits of $697,736 and $328,869, respectively. As of March 31, 2022, banking customer liabilities consisted of demand deposits and term deposits of $155,494 and $90,790, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In accordance with Kazakhstan local law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which, depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $43 to each customer. As at December 31, 2022 and March 31, 2022, respectively, Freedom Bank KZ had a total amount of insured bank deposits in amounts of $185,159 and $42,697 for all customers.
NOTE 13 – MARGIN LENDING AND TRADE PAYABLES
As of December 31, 2022, and March 31, 2022, margin lending and trade payables of the Company was comprised of the following:

	December 31, 2022	March 31, 2022
		(Recasted)
Margin lending payables	$139,214	$39,250
Payables to suppliers of goods and services	1,375	4,462
Trade payable for securities purchased	476	462
Other	1,276	909
Total margin lending and trade payables	$142,341	$45,083
On December 31, 2022, and March 31, 2022, margin lending payable due to a single related party were $4,507 or 3% of total margin lending payable and $38,889 or 86% of margin lending payable, respectively.
NOTE 14 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE
The following table provides a reconciliation of the beginning and ending balances for securities sold, not yet purchased - at fair value by the Company, as of December 31, 2022, and March 31, 2022:

Total
Balance as of March 31, 2021 (Recasted)	$8,569
Short sales	7,055
Repurchase	(346)
Net gain on trading securities	(1,413)
Balance as of March 31, 2022 (Recasted)	$13,865

Balance as of March 31, 2022 (Recasted)	$13,865
Short sales	410
Repurchase	(15,627)
Net loss on trading securities	1,352
Balance as of December 31, 2022	$—
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
NOTE 15 – DEBT SECURITIES ISSUED
As of December 31, 2022, and March 31, 2022, outstanding debt securities issued by the Company included the following:

Debt securities issued by:	December 31, 2022	March 31, 2022
		(Recasted)
Freedom SPC	$36,799	$13,203
Freedom Holding Corp.	—	20,499
Accrued interest	393	688
Total debt securities issued	$37,192	$34,390
As of December 31, 2022, and March 31, 2022, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 7% and maturity dates ranging from December 2022 to October 2026.
As of December 31, 2022, the Company fully redeemed FRHC notes, which were issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7% and were due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and traded on the AIX.
The Company’s debt securities as of December 31, 2022, include $36,799 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.5% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from the issuance of the Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate under the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. The group has no covenants to comply with.
NOTE 16 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of December 31, 2022, and March 31, 2022, insurance and reinsurance receivables of the Company was comprised of the following:

	December 31, 2022	March 31, 2022
Assets:		(Recasted)

Amounts due from policyholders	$5,615	$3,500
Claims receivable from reinsurance	897	769
Amounts due from reinsured	52	23
Less provision for impairment losses	(995)	(343)
Insurance and reinsurance receivables:	5,569	3,949

Unearned premium reserve, reinsurers’ share	3,763	143
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,911	1,620

Total	$11,243	$5,712
As of December 31, 2022, and March 31, 2022, the premium receivables from policyholders increased due to the expansion of operations.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2022, and March 31, 2022, insurance and reinsurance payable of the Company was comprised of the following:

	December 31, 2022	March 31, 2022
Liabilities:		(Recasted)

Amounts payable to reinsurers	$2,405	$402
Amounts payable to insured	2,305	685
Amounts payable to agents and brokers	2,081	1,981
Insurance and reinsurance payables:	6,791	3,068

Unearned premium reserve	31,103	17,985
Reserves for claims and claims’ adjustment expenses	118,648	98,437

Total	$156,542	$119,490
As of December 31, 2022, and March 31, 2022, the amount payable to agents and brokers increased due to the expansion of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 – FEE AND COMMISSION INCOME
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
Brokerage Services and Bank services
Commissions from brokerage services — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. Commissions from bank services — The Company earns bank commissions by executing client order for money transfer, purchase and sale of foreign currency, and other bank services. A substantial portion of the Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.

Investment Banking

The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the condensed consolidated income statements of operations.
Receivables and Contract Balances
Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 8 in the notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of December 31, 2022 and March 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of December 31, 2022 and March 31, 2022, contract liability balances were not material.

During the three and nine months ended December 31, 2022, and December 31, 2021, fee and commission income was comprised of:

	Three months ended December 31, 2022
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$19,490	$47,893	$1,149	$—	$68,532
Bank services	5,507	—	—	—	5,507
Underwriting and market-making services	4,778	—	—	—	4,778
Other fee and commission income	1,473	593	—	—	2,066
Total fee and commission income	$31,248	$48,486	$1,149	$—	$80,883

	Nine months ended December 31, 2022
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$31,814	$192,330	$3,332	$—	$227,476
Bank services	15,100	—	—	—	15,100
Underwriting and market-making services	8,008	—	—	—	8,008
Other fee and commission income	1,793	1,109	—	—	2,902
Total fee and commission income	$56,715	$193,439	$3,332	$—	$253,486

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage service (1)	$2,474	$82,970	$1,256	$—	$86,700
Bank services	2,295	—	—	—	2,295
Underwriting and market-making services	1,828	—	—	—	1,828
Other fee and commission income	393	192	—	—	585
Total fee and commission income	$6,990	$83,162	$1,256	$—	$91,408
________________
(1) Amounts are shown after reclassification of interest income from margin lending. Please see Note 4.

	Nine months ended December 31, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services (1)	$5,706	$240,152	$3,391	$—	$249,249
Bank services	4,027	—	—	—	4,027
Underwriting and market-making services	5,832	—	—	—	5,832
Other fee and commission income	2,527	914	—	—	3,441
Total fee and commission income	$18,092	$241,066	$3,391	$—	$262,549
____________________
(1) Amounts are shown after reclassification of interest income from margin lending. Please see Note 4.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – NET GAIN ON TRADING SECURITIES
During the three and nine months ended December 31, 2022, and December 31, 2021, net gain on trading securities was comprised of:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
		(Restated)
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$73,257	$(33,567)
Net (loss)/gain recognized during the period on trading securities sold during the period	(47,801)	41,230
Net gain recognized during the period on trading securities	$25,456	$7,663

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(Restated)
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$65,684	$7,903
Net (loss)/gain recognized during the period on trading securities sold during the period	(26,790)	190,044
Net gain recognized during the period on trading securities	$38,894	$197,947

During the quarter ended December 31, 2022, the Company sold 5,350,000 SPBX shares. As a result of such sale, for the three months ended December 31, 2022, we recognized net loss on trading securities sold of $51,240, which included $52,072 of unrealized net loss recognized during previous periods that was reclassified to realized net loss during the quarter ended December 31, 2022.

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
NOTE 19 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three and nine months ended December 31, 2022, and December 31, 2021 includes:

	Three months ended December 31, 2022	Three months ended December 31, 2021
Interest income:		(Restated)
Interest income on securities repurchased under reverse repurchase agreements and amounts due from banks	$4,062	$280
Interest income on trading securities	44,760	20,745
Interest income on available-for-sale securities	6,727	6,470
Interest income on margin lending (2)	12,379	4,921
Interest income on loans issued	12,327	1,241
Total interest income	$80,255	$33,657

Interest expense:
Interest expense on securities repurchase agreement obligations	$39,958	$15,671
Interest expense on customer liabilities	11,149	5,732
Interest expense on debt securities issued	842	394
Other interest expense	88	93
Total interest expense	$52,037	$21,890

Net interest income	$28,218	$11,767

	Nine months ended December 31, 2022	Nine months ended December 31, 2021
Interest income:		(Restated)
Interest income on securities repurchased under reverse repurchase agreements and amounts due from banks	$6,198	$887
Interest income on trading securities	116,922	54,966
Interest income on available-for-sale securities	13,280	16,244
Interest income on margin lending (2)	27,259	8,212
Interest income on loans issued	24,158	2,205
Total interest income	$187,817	$82,514

Interest expense:
Interest expense on securities repurchase agreement obligations	$105,466	$38,548
Interest expense on customer accounts and deposits	24,780	12,645
Interest expense on debt securities issued	2,457	1,323
Interest expense on loans received	268	291
Other interest expense	—	45
Total interest expense	$132,971	$52,852

Net interest income	$54,846	$29,662
____________________
(2) Amounts for the three and nine months ended December 31, 2021, are shown after reclassification of interest income from margin lending. Please see Note 4

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 20 – RELATED PARTY TRANSACTIONS
During the three and nine months ended December 31, 2022 and 2021, the Company engaged in various related party transactions, a substantial amount of which were conducted with Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”), a Belize company which is owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Company through a client omnibus account at Freedom EU.
Fee and commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients, principally FFIN Brokerage. Fee and commission income earned from FFIN Brokerage principally consists of fees and commissions paid by FFIN Brokerage to Freedom EU to execute trades requested by brokerage customers of FFIN Brokerage, as well as commissions paid by FFIN Brokerage for order flow, which is net compensation received from firms to which our broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. During the three months ended December 31, 2022 and 2021, the Company earned fee and commission income from related parties in the amounts of $44,590 and $80,024, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 98% of the Company's total related party fee and commission income for the three months ended December 31, 2022, as compared to approximately 94% of the Company's total related party fee and commission income for the three months ended December 31, 2021. During the nine months ended December 31, 2022 and 2021, the Company earned fee and commission income from related parties in the amounts of $181,396 and $230,026, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 93% and 96% of the Company's total related party fee and commission income for the nine months ended December 31, 2022 and 2021, respectively.
Interest income earned from related parties is comprised entirely of interest income from FFIN Brokerage, principally interest income from margin lending. During the three months ended December 31, 2022 and 2021, the Company earned interest income from related parties in the amounts of $10,796 and $3,807, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the three months ended December 31, 2022, and the three months ended December 31, 2021. During the nine months ended December 31, 2022 and 2021, the Company earned interest income from related parties in the amounts of 21,659 and $4,221, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the nine months ended December 31, 2022 and 2021, respectively.
During the three months ended December 31, 2022 and 2021, the Company paid fee and commission expense for brokerage services to Wisdompoint Capital LTD and FFIN Brokerage in the amount of $2,304 and $3,823, respectively. During the nine months ended December 31, 2022 and 2021, the Company paid fee and commission expense for brokerage services to related parties in the amounts of $2,657 and $14,350, respectively.
During the three months ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $345 and $385, respectively. During the nine months ended December 31, 2022, and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $1,028 and $950, respectively.
Margin lending, brokerage and other receivables from related parties result principally from borrowings made under margin loans by related parties, principally FFIN Brokerage. As of December 31, 2022, and March 31, 2022, the Company had margin lending receivables with related parties totaling $161,139 and $107,649, respectively. 97% and 95% of these balances were due from FFIN Brokerage. Margin lending receivables from FFIN Brokerage principally represent margin loans granted by Freedom EU to FFIN Brokerage. As of December 31, 2022, and March 31, 2022, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $947 and $190, respectively.
As of December 31, 2022, and March 31, 2022, the Company had margin lending payables to related parties, totaling $4,507 and $38,889, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of December 31, 2022, and March 31, 2022, respectively. Wisdompoint Capital LTD (formerly Tradernet Limited) is a Cyprus company

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
related to Freedom EU through common management. Wisdompoint Capital LTD provides brokerage services to the Company.
As of December 31, 2022, and March 31, 2022, the Company had accounts payable to Timur Turlov totaling $271 and $313, respectively.
As of December 31, 2022, and March 31, 2022, the Company had amounts due to Timur Turlov related to the purchase price for the acquisition by the Company from Timur Turlov of two insurance companies, Freedom Life and Freedom Insurance, totaling $12,958 and $21,477, respectively. During the three months ended December 31, 2022 the Company paid the payable for acquisition of Freedom Life for $13,630. The payment of the consideration for Freedom Insurance is planned to be paid in February 2023.
As of December 31, 2022, and March 31, 2022, the Company had customer liabilities to related parties totaling $351,140 and $325,904, respectively. As of December 31, 2022, and March 31, 2022, 73% and 54%, respectively, of these balances were deposits from FFIN Brokerage held by Freedom EU related to brokerage services provided by Freedom EU to FFIN Brokerage.
As of December 31, 2022, and March 31, 2022, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $127,211 and $222,651. As of December 31, 2022, and March 31, 2022, 19% and 78%, respectively, of these balances were from FFIN Brokerage.
During the the three and nine months ended December 31, 2022, the Company purchased loans in the aggregate amount of $50,594 and $89,935 and sold back loans totaling $12,977 and $32,904, respectively, to FFIN Credit, a company outside of the FRHC group which is owned by Timur Turlov.
As of December 31, 2022, and March 31, 2022 the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $15,971 and $22,787 respectively. 100% of these balances were due to Wisdompoint Capital LTD.

In July 2021 the Company sold 23.88% of its outstanding equity interest in Freedom UA for $415 to Askar Tashtitov, the Company’s president, reducing the Company's direct ownership interest in Freedom UA to approximately 9%.

During the three months ended December 31, 2022 and 2021 Freedom Finance Technologies sold SPBX shares with a value of $832 and $1,912, respectively, to FFIN Brokerage.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 21 – STOCKHOLDERS’ EQUITY

On October 6, 2022, the Company awarded a restricted stock grant totaling 20,000 shares of its common stock to key employees of the Company. Of the 20,000 shares awarded pursuant to the restricted stock grant awards, 4,000 shares vested on the date of the award, 4,000 shares vest on May 18, 2023, 4,000 shares vest on May 18, 2024, 4,000 shares vest on May 18, 2025 and 4,000 shares vest on May 18, 2026.

On October 11, 2022, the Company awarded a stock grant totaling 18,284 shares of its common stock to key employees of the Company's subsidiary, which vested on the date of the award, and on October 20, 2022, the Company awarded a stock grant totaling 8,000 shares of its common stock to a consultant of the Company, which vested on the date of the award.

In May 2022, Freedom KZ completed the acquisition of two insurance companies, Freedom Life and Freedom Insurance. Prior to being acquired by the Company, these two companies were 100% controlled by Timur Turlov. The consideration for the purchase was $26,588. The Company is required to pay the purchase price to Timur Turlov by no later than December 31, 2022. As at December 31,2022 Freedom KZ has repaid the payable for acquisition of Freedom Life for $13,630. The payment of the consideration for Freedom Insurance is planned to be paid in February 2023.

During the three and nine months ended December 31, 2022, Timur Turlov made a capital contribution to the Company in the amount of $0 and $677, respectively.

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
The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $3,945 and $10,746 during the three and nine months ended December 31, 2022. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $4,561 and $11,283 during the three and nine months ended December 31, 2021.
NOTE 22 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2022, a total of 20,000 restricted shares with five year vesting period were awarded to key employees and 26,284 shares with immediate vesting were awarded to key employees.

On October 11, 2022, the Company awarded a stock grant totaling 18,284 shares of its common stock to key employees of the Company's subsidiary, which vested on the date of the award, and on October 20, 2022, the Company awarded a stock grant totaling 8,000 shares of its common stock to a consultant of the Company, which vested on the date of the award.

The compensation expense related to restricted stock grants was $3,945 during the three months ended December 31, 2022, and $4,561 during the three months ended December 31, 2021. As of December 31, 2022 and March 31, 2022, there was $14,379 and $28,899 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 3.33 years.
The Company has determined the fair value of restricted shares awarded as of grant date, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	3.62
Volatility	35.2%
Risk-free rate	4.18%
The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended December 31, 2022:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2022	1,049,500	$40,303
Granted	46,284	2,175
Vested	(255,226)	(10,153)
Forfeited/cancelled/expired	(68,000)	(2,602)
Outstanding, at December 31, 2022	772,558	$29,723

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

The following table presents as of December 31, 2022, the annual maturities of the lease liabilities:

Twelve months ended March 31,
2023	$2,248
2024	6,154
2025	5,965
2026	5,705
2027	4,743
Thereafter	6,733
Total payments	31,548
Less: amounts representing interest	7,373
Lease liability, net	$24,175
Weighted average remaining lease term (in months)	23
Weighted average discount rate	12%
Lease commitments for short term operating leases as of December 31, 2022, was approximately $258. The Company’s lease expense for office space was $1,414 and $2,530 for the three and nine months ended December 31, 2022, and $286 and $777 December 31, 2021, respectively.

NOTE 24 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of London-Almaty
On September 1, 2022, the Company completed the acquisition of Insurance Company IC "London-Almaty", following receipt of the approval from the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market, by purchasing 100% of its outstanding shares. The Company acquired IC "London-Almaty" to expand its presence in the insurance sector.
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
On December 15, 2022, IC "London-Almaty" was merged into Freedom Insurance and its separate legal existence was terminated. The assets and liabilities of IC "London-Almaty" were transferred to Freedom Insurance at their respective carrying amounts on the date of the merger was completed.
Acquisition of Ticketon
As of September 30, 2022, the date of the acquisition of Ticketon by purchasing 100% of its authorized capital. The Company acquired Ticketon to accelerate its growth in fintech sector. The negative fair value of Ticketon on the date of the acquisition was $172. The total purchase price was allocated as follows:

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
NOTE 25 – ASSETS AND LIABILITIES HELD FOR SALE
In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company announced its plans to divest its interests in its Russian securities brokerage and complementary banking operations in Russia (the "Russia Segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of the companies comprising the Russia Segment. Maxim Povalishin, the purchaser, is currently the Deputy General Director and a member of the Board of Directors of Freedom RU. The transaction was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of the February 2023.
The consideration for the purchase of the Russian Subsidiaries consists of the following:

•Mr. Povalishin will be assigned the Company’s obligation to Freedom RU under an outstanding deferred payment in the amount of approximately RUB 6.6 billion (at foreign exchange rate on the reporting date approximately $91 million) (the “Deferred Payment Obligation”) which resulted from the purchase by the Company of 90.43% of the share capital of Freedom RU’s Kazakhstan subsidiary Freedom Finance JSC (“Freedom KZ”) (with its subsidiaries) from Freedom RU as part of a corporate restructuring, as a result of which the Company has become the 100% direct owner of Freedom KZ. The agreement for the purchase of Freedom KZ was entered on September 13, 2022, that was approved by regulatory body and finalized during November 2022; and
•Mr. Povalishin will pay cash in an amount equal to (x) $140 million less (y) the amount of the Deferred Payment Obligation as translated into U.S. dollars at the official exchange rate on the closing date.
In addition, in July 2022, Freedom RU established a Russian subsidiary Freedom Finance Auto LLC. In January 2023, Freedom RU concluded an agreement to sell this new subsidiary to Mr. Povalishin for RUB 50 million (approximately

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
$695 based on the applicable currency exchange rate on the reporting date). On February 7, 2023, the sale of Freedom Finance Auto LLC was completed.
The Company has classified the Russia Segment as discontinued operations as of December 31, 2022 and for the three and nine months ended December 31, 2022, because the subsidiaries to be disposed of in this transaction met the held for sale criteria as of December 31, 2022.

The cumulative translation adjustment attributable to the Russia Segment of $18,650 is included within Accumulated Other Comprehensive Loss within the Condensed Consolidated Balance Sheet as of December 31, 2022. In light of the Russia/Ukraine Conflict, and the consequent U.S., UK and EU economic sanctions and Russian countersanctions, the Company was seeking to sell its interests in its three Russian subsidiaries that resulted in a net non-cash $43,973 impairment charge, which was recorded for the nine months ended December 31, 2022, within the line item Net income from discontinued operation on the Condensed Consolidated Statements of Operations. The Company will continue to evaluate the Russia Segment for changes in the valuation until it is sold.

In accordance with United States tax regulations, the Company applies the check-the-box election for disregarding the Russian Segment and treating it as an asset. The Company's position that the loss arising from the Russian Segment in the amount of $43,973 for the nine months ended December 31, 2022, cannot be deducted for income tax purposes in the United States and, therefore, it does not recognize a related deferred tax asset.

In accordance with US GAAP, the Company has reported separately the discontinued operations in the condensed consolidated financial statements. As of December 31, 2022 and March 31, 2022, the major classes of assets and liabilities from discontinued operations included the following:

	December 31, 2022	March 31, 2022

Cash and cash equivalents	$582,314	$428,480
Restricted cash	18,052	28,406
Trading securities	112,801	122,497
Margin lending, brokerage and other receivables, net	240,414	210,087
Loans issued	17,201	2,395
Other assets	34,757	33,554
Less: valuation allowance	(43,973)	—

Total assets held for sale	$961,566	$825,419

Customer liabilities	$820,394	$701,584
Securities repurchase agreement obligations	30,971	32,469
Debt securities issued	63,207	64,637
Other liabilities	16,912	13,788

Total liabilities held for sale	931,484	812,478

The results of operations for discontinued operations for the three and nine months ended December 31, 2022, and 2021, consist of the following:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For The Three Months Ended		For The Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Fee and commission income	$14,230	$23,147	$62,290	$59,596
Net gain/(loss) on trading securities	799	(6,611)	13,898	(9,716)
Net loss on derivative	(43)	—	(43)	—
Interest income	17,599	5,786	47,460	15,574
Net gain/(loss) on foreign exchange operations	19,965	(655)	40,379	(2,889)

TOTAL REVENUE, NET	52,550	21,667	163,984	62,565

Operating expense	29,839	22,253	83,379	53,841
Interest expense	3,124	2,365	13,143	6,824
Fee and commission expense	2,750	2,075	7,000	6,300
Provision for impairment losses	1,594	13	2,176	89
Provision for impairment of discontinued operations	2,509	—	43,973	—
Other (income)/expense, net	(933)	28	(154)	120

TOTAL EXPENSE	38,883	26,734	149,517	67,174

INCOME/(LOSS) BEFORE INCOME TAX	$13,667	$(5,067)	$14,467	$(4,609)

The net cash flows used in operating and investing activities for discontinued operations for the nine months ended December 31, 2022, and 2021, consist of the following:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For the Nine Months Ended December 31,
	2022	2021*
		(Recasted)
Cash Flows From Operating Activities
Net income/(loss) from discontinued operations	$9,929	$(3,656)
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,794	1,637
Noncash lease expense	4,947	3,785
Change in deferred taxes	4,121	(1,892)
Stock compensation expense	4,226	5,647
Unrealized loss/(gain) on trading securities	(47,926)	9,082
Net change in accrued interest	810	1,436
Provision for impairment of discontinued operations	43,973	—
Allowances for receivables	2,053	89
Changes in operating assets and liabilities:
Trading securities	61,479	(262,438)
Margin lending, brokerage and other receivables	(4,755)	(93,717)
Other assets	1,557	(1,948)
Securities sold, not yet purchased – at fair value	257	(24)
Customer liabilities	(47,602)	121,173
Current income tax liability	1	(623)
Margin lending and trade payables	(16)	319
Lease liabilities	(5,509)	(3,947)
Other liabilities	2,826	2,176
Net cash flows from/(used in) operating activities from discontinued operations	32,165	(222,901)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(3,998)	(2,918)
Proceeds from sale of fixed assets	—	699
Net change in loans issued to customers	(17,649)	(571)
Net cash flows used in investing activities from discontinued operations	(21,647)	(2,790)

The following table presents reconciliation of anticipated provision for impairment from sale of net assets held for sale as of disposal date:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	December 31, 2022
	Pre-elimination balance	Eliminations	Post-elimination balance

Cash and cash equivalents	582,314	—	582,314
Restricted cash	18,052	—	18,052
Trading securities	112,801	—	112,801
Margin lending, brokerage and other receivables, net	331,682	(91,269)	240,413
Loans issued	17,201	—	17,201
Other assets	34,758	—	34,758

Total assets held for sale	$1,096,808	$(91,269)	$1,005,539

Customer liabilities	820,394	—	820,394
Securities repurchase agreement obligations	30,971	—	30,971
Debt securities issued	63,207	—	63,207
Other liabilities	16,913	—	16,913

Total liabilities held for sale	$931,485	$—	$931,485

Net assets held for sale	$165,323		$74,054

Unrealized loss from translation adjustment	18,650
Adjusted net assets held for sale	$183,973

Expected selling price	140,000
Provision for impairment of discontinued operations	$(43,973)

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
Bank guarantees

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of December 31, 2022, and March 31, 2022, were as follows:

	As of December 31, 2022	As of March 31, 2022
		(Recasted)
Unfunded commitments under lines of credits and guarantees	$18,838	$11,292
Bank guarantees	4,874	6,384
Total	$23,712	$17,676

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 27 – SEGMENT REPORTING
During the fourth quarter of 2022 fiscal year, the Company's CODM restructured the way he views the Company's business from a single operating segment to five geographic regional segments including Central Asia, Europe, United States, Russia and Middle East/Caucasus. The Company has classified the Russia segment as discontinued operations for the periods presented because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of December 31, 2022. The Company's CODM do not review inter-segment revenues as part of segment reporting.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three months ended December 31, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$31,248	$48,486	$1,149	$—	$80,883
Net gain/(loss) on trading securities	28,080	819	(3,443)	—	25,456
Interest income	66,324	11,417	2,500	14	80,255
Insurance underwriting income	28,557	—	—	—	28,557
Net gain/(loss) on foreign exchange operations	20,402	313	152	(1)	20,866
Net loss on derivative	(21,469)	—	—	—	(21,469)
TOTAL REVENUE, NET	153,142	61,035	358	13	214,548

Fee and commission expense	10,110	7,933	255	16	18,314
Interest expense	43,880	4,590	3,567	—	52,037
Insurance claims incurred, net of reinsurance	17,418	1	—	—	17,419
Operating expense (2)	28,494	12,824	8,655	635	50,608
Provision for impairment losses	12,767	11,363	10	—	24,140
Other expense/(income), net	647	(74)	—	(3)	570
TOTAL EXPENSE	113,316	36,637	12,487	648	163,088

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$39,826	$24,398	$(12,129)	$(635)	$51,460

Income tax expense	(95)	(4,557)	(398)	(19)	(5,069)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$39,731	$19,841	$(12,527)	$(654)	$46,391

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$56,715	$193,439	$3,332	$—	253,486
Net gain/(loss) on trading securities	65,497	(21,815)	(4,788)	—	38,894
Interest income	154,300	24,014	9,489	14	187,817
Insurance underwriting income	78,998	—	—	—	78,998
Net gain/(loss) on foreign exchange operations	32,270	(1,517)	(747)	8	30,014
Net loss on derivative	(22,523)	—	—	—	(22,523)
TOTAL REVENUE, NET	365,257	194,121	7,286	22	566,686

Fee and commission expense	32,638	26,834	551	45	60,068
Interest expense	110,410	10,250	12,311	—	132,971
Insurance claims incurred, net of reinsurance	51,585	1	—	—	51,586
Operating expense	70,975	34,923	19,015	1,454	126,367
Provision for impairment losses/(recoveries)	18,930	11,362	2	—	30,294
Other expense/(income), net	116	31	(8)	(60)	79
TOTAL EXPENSE	284,654	83,401	31,871	1,439	401,365

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$80,603	$110,720	$(24,585)	$(1,417)	165,321

Income tax expense	(691)	(18,403)	(7,475)	2	(26,567)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$79,912	$92,317	$(32,060)	$(1,415)	138,754

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income	$6,990	$83,162	$1,256	$—	$91,408
Net gain on trading securities	7,081	481	101	—	7,663
Interest income	28,703	4,940	14	—	33,657
Insurance underwriting income	21,394	—	—	—	21,394
Net gain/(loss) on foreign exchange operations	2,002	(437)	(209)	5	1,361
Net loss on derivative	(314)	—	—	—	(314)
TOTAL REVENUE, NET	65,856	88,146	1,162	5	155,169

Fee and commission expense	6,523	18,106	153	—	24,782
Interest expense	17,553	3,919	418	—	21,890
Insurance claims incurred, net of reinsurance	16,286	—	—	—	16,286
Operating expense	15,247	10,517	5,903	(86)	31,581
Provision for impairment (recoveries)/losses	(365)	—	32	—	(333)
Other expense/(income), net	990	(13)		2	979
TOTAL EXPENSE	56,234	32,529	6,506	(84)	95,185

INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$9,622	$55,617	$(5,344)	$89	59,984

Income tax benefit/(expense)	1,256	(7,176)	4,114	—	(1,806)
INCOME FROM CONTINUING OPERATIONS	$10,878	$48,441	$(1,230)	$89	$58,178

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income	$18,092	$241,066	$3,391	$—	$262,549
Net gain/(loss) on trading securities	18,779	179,473	(305)	—	197,947
Interest income	74,425	8,015	74	—	82,514
Income from insurance activity	51,491	—	—	—	51,491
Net gain/(loss) on foreign exchange operations	4,775	(497)	(207)	5	4,076
Net loss on derivative	(1,028)	—	—	—	(1,028)
TOTAL REVENUE, NET	166,534	428,057	2,953	5	597,549

Fee and commission expense	11,177	56,946	503	—	68,626
Interest expense	44,311	7,422	1,119	—	52,852
Insurance claims incurred, net of reinsurance	41,096	—	—	—	41,096
Operating expense	38,327	20,089	14,275	81	72,772
Provision for impairment losses	868	11	32	—	911
Other expense/(income), net	2,449	(21)	—	(2)	2,426
TOTAL EXPENSE	138,228	84,447	15,929	79	238,683

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$28,306	$343,610	$(12,976)	$(74)	$358,866

Income tax benefit/(expense)	1,278	(21,190)	(19,114)	—	(39,026)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$29,584	$322,420	$(32,090)	$(74)	$319,840
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021*	2022	2021*

Central Asia	$2,077	$1,384	$4,215	$3,414
U.S.	717	691	1,869	1,737
Europe	145	196	436	485

Total stock based compensation	$2,939	$2,271	$6,520	$5,636
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	December 31, 2022
	Central Asia	Europe	U.S.	Russia (Discontinued operations)	Middle East/Caucasus	Total

Total assets	$3,770,032	$519,760	$114,609	$961,566	$2,167	$5,368,134
Total liabilities	3,071,804	607,536	74,618	931,484	361	4,685,803

Net assets	$698,228	$(87,776)	$39,991	$30,082	$1,806	$682,331

	March 31, 2022 (Recasted)
	Central Asia	Europe	U.S.	Russia (Discontinued operations)	Middle East/Caucasus	Total

Total assets	$1,423,529	$805,768	$172,679	$825,419	$355	$3,227,750
Total liabilities	1,203,473	489,883	175,136	812,478	172	2,681,142

Net assets	$220,056	$315,885	$(2,457)	$12,941	$183	$546,608

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Central Asia Segment

The Central Asia segment comprises the Kazakhstan headquarters and operations in Kazakhstan (including in the AIFC), Kyrgyzstan, Uzbekistan, Ukraine and Turkey.

Recently acquired insurance companies, Freedom Insurance, Freedom Life, and London Almaty, are included within Central Asia segment.

Europe Segment

The Cyprus securities brokerage firm, Freedom EU, oversees the Europe segment operations (consisting of operations in Cyprus, the UK, Germany, Spain, Greece, and France).

U.S. Segment

The U.S. segment currently consists of FRHC and the Company's PrimeEx subsidiary.

Middle East/Caucasus Segment

As of December 31, 2022, the Middle East/Caucasus segment consisted of four offices, in Azerbaijan, Armenia and the United Arab Emirates, that provide brokerage and investment education services. The Company entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia, and in April 2022 it entered into the Middle East market by establishing a subsidiary in the United Arab Emirates.

Russia Segment

The Russia segment, that was classified as assets and liabilities held for sale, includes the securities brokerage subsidiary Freedom RU and its subsidiaries Freedom Bank RU and Freedom Auto.

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
On February 8, 2023, the Company acquired Kazakhstan company Paybox Technologies LLP and its subsidiaries ("Paybox"). The purchase price for the acquisition of Paybox was $11,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp. and its consolidated subsidiaries (referred to herein as the "Company," "FRHC," "we," "our," and "us"). References to "fiscal year(s)" means the 12-month periods ended March 31 for the referenced year. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities Exchange Commission ("SEC") including our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.
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
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•economic sanctions imposed by the U.S., UK, EU and other countries against Russia in response to the ongoing large-scale Russian military action against Ukraine (the "Russia/Ukraine Conflict"), as well as Russian countersanctions enacted in response to such economic sanctions;
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
•an inability to meet regulatory capital or liquidity requirements;
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
•risks inherent in doing business in the developing markets in which we do business;
•the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities and banking industries;

•the creditworthiness of our trading counterparties, and banking and margin lending customers;
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
OVERVIEW

Our Business

Freedom Holding Corp. (together with its consolidated subsidiaries, referred to herein as the "Company, " "FRHC," "we," "our," and "us") is a holding company that operates internationally through our diversified financial services subsidiary businesses. Our subsidiaries engage in a broad range of activities, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services, commercial banking and insurance. Our principal executive office is in Almaty, Kazakhstan and we have regional administrative offices in the United States ("U.S."), Europe, and Russia. On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The sale of these subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023.
Our securities brokerage subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Moscow Exchange (MOEX), the Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). Our securities broker dealer activities are subject to extensive regulation in the various jurisdiction where they conduct business.
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

Regional Segments
Our chief operating decision maker (“CODM”), who is our CEO, views our business as five geographic regional segments: Central Asia, Europe, the U.S., Russia and Middle East/Caucasus.
Central Asia Segment

Our Central Asia segment comprises our Kazakhstan headquarters and our operations in Kazakhstan (including the AIFC), Kyrgyzstan, Uzbekistan, Ukraine and Turkey. As of December 31, 2022, our Central Asia segment had 49 securities brokerage offices, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan, that provide brokerage and financial services and investment consulting and education. As of December 31, 2022, our Central Asia segment had 14 bank offices, all in Kazakhstan, that provide commercial banking services.

During the nine months ended December 31, 2022, we completed the acquisition of three insurance companies with a total of 51 insurance offices in Kazakhstan. The insurance companies provide consumer life and general insurance services including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance, and general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance.

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

The Central Asia segment accounted for approximately $153.1 million, or 71% of our total revenue, net and approximately $113.3 million, or 69.5% of our total expense, during the three months ended December 31, 2022.

Europe Segment

Our Cyprus securities brokerage firm, Freedom EU, oversees our Europe segment operations (consisting of operations in Cyprus, the UK, Germany, Spain, Greece, and France). Freedom EU is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending. Through Freedom EU, we provide transaction processing and intermediary services to our non-U.S. segment customers and to institutional customers seeking access to securities markets in the U.S. and Europe. A significant amount of the brokerage business conducted by Freedom EU has historically, and is currently, provided to FFIN Brokerage, an affiliate of the Company incorporated in Belize, pursuant to an omnibus brokerage agreement. All trading of U.S. and European exchange traded and OTC securities by our brokerage firms, excluding our U.S. subsidiary, PrimeEx, are routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe (“AFME”).

As of December 31, 2022, our Europe segment had seven brokerage offices, including offices in Cyprus, the UK, Germany, France, Spain and Greece, that provide securities broker dealer and financial services and investment consulting and education. During the three months ended December 31, 2022, our Europe segment generated approximately $61.0 million, or 28%, of our total revenue, net and approximately $36.6 million, or 22%, of our total expense.

U.S. Segment

Our U.S. segment currently consists of FRHC and our PrimeEx subsidiary. PrimeEx is a registered agency-only execution broker-dealer on the floor of the NYSE. PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which does business as Freedom Capital Markets ("FCM"). FCM is authorized to provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs (Private Investment in Public Equity), SPACs (Special Purpose Acquisition Company), private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. During the three months ended December 31, 2022, the U.S. segment generated approximately $0.4 million, or 0.00%, of our total revenue, net and approximately $12.5 million, or 7.7%, of our total expense.

Middle East/Caucasus Segment

As of December 31, 2022, our Middle East/Caucasus region consisted of four offices, in Azerbaijan, Armenia and the United Arab Emirates, that provide brokerage and investment education services. We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia, and in April 2022 we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates. The Middle East/Caucasus region generated minimal revenue and incurred minimal expense during the three months ended December 31, 2022, as we are still in the process of setting up our operations in these three locations.

Russia Segment

Our Russia segment includes our securities brokerage subsidiary Freedom RU, its subsidiary Freedom Bank RU, which provides complementary banking operations and Freedom Auto, that provides car loans. As of December 31, 2022, our Russia segment had 44 offices and branches. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia.

During the three months ended December 31, 2022, the Russia segment generated approximately $52.6 million of total revenue and approximately $38.9 million of total expense. Although we currently continue to operate our Russia segment, we have agreed to sell our three Russian subsidiaries and accordingly this segment is accounted for as discontinued operations. See "Sale of Russian Subsidiaries and Corporate Restructuring" below.
Sale of Russian Subsidiaries
On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The sale of these subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023. Until such time as the sale is completed, in a manner consistent with U.S. sanctions, we intend to provide financial support only for "maintenance" of our investment in our Russian subsidiaries consistent with our previously established practices and in support of pre-existing projects and operations in conformity with OFAC guidance concerning such activities. We do not intend to engage in funding of new projects or expansion of pre-existing projects of our Russian subsidiaries. Because the Russian subsidiaries met the held for sale criteria as of December 31, 2022, we have classified them as discontinued operations as of December 31, 2022 and for the three and nine months ended December 31, 2022, in accordance with ASC 205 and 360.

On November 11, 2022, the Company has finalized transaction for purchase of 90.43% of the share capital of Freedom KZ (with its subsidiaries) from Freedom RU as part of a corporate restructuring, as a result of which the Company became the 100% direct owner of Freedom KZ. The transaction was finalized after receipt of the regulatory approval in Kazakhstan.

In addition, in July 2022, Freedom RU established a subsidiary Freedom Finance Auto LLC. In January 2023, Freedom RU concluded an agreement with Mr. Povalishin to sell this new subsidiary for RUB 50 million (approximately $695 based on the applicable currency exchange rate on the reporting date). On February 7, 2023, the sale of Freedom Finance Auto LLC was completed.

Corporate Restructuring

In conjunction with the sale of our Russian subsidiaries, we completed a corporate restructuring during the three months ended December 31, 2022, which resulted in Freedom KZ (together with its wholly owned subsidiaries Freedom Bank KZ, Freedom Life and Freedom Insurance), which had previously been directly owned by Freedom RU, being owned by FRHC directly. As a result of such corporate restructuring, FRHC now directly owns 100% of Freedom KZ.

Acquisitions

Historically we have been active in pursuing inorganic growth through mergers and acquisitions. We expect this trend to continue in the future.

Credit Ratings

In June 2022, S&P Global Ratings (“S&P”) affirmed its “B-/B” rating of FRHC and its brokerage and banking subsidiaries Freedom KZ, Freedom Bank KZ, Freedom Europe and Freedom Global and removed them from CreditWatch negative. The outlook on FRHC is stable and the outlooks for the aforementioned subsidiaries are positive. S&P also raised the Kazakhstan national scale ratings of Freedom KZ and Freedom Bank KZ to “kzBB” from “kzBB-”. In September 2022, S&P Global Ratings raised the internation scale of Freedom Life to "B+" with a stable outlook and Kazakhstan national scale to "kzBBB" from "kzBBB-". On December, 2022, the international rating agency S&P Global Ratings also announced an increase of credit rating and the financial stability rating of Freedom Insurance from "B" to "B+", national scale has also changed from "kzBBB-" to "kzBBB" and the outlook for the ratings is stable. As a result of the Russia/Ukraine Conflict, S&P is no longer rating Russian entities, including our Russian subsidiaries.
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
Growth of Retail Brokerage Activity In Our Key Markets
The retail brokerage markets in the regions in which we operate have grown rapidly in recent years. This growth has had a significant positive effect on our results of operations, which has contributed to growth in the number of our customer accounts. Our number of total customer accounts increased from approximately 170,000 as of March 31, 2021, to approximately 250,000 as of March 31, 2022, to approximately 350,000 as of December 31, 2022. As of December 31, 2022, more than 56% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended December 31, 2022, we had approximately 56,000 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
Effect of the Russia/Ukraine Conflict

In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia and various Russian companies and individuals. The impact of the sanctions has led to the increase of the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine to disrupt supplies for those products, which has further increased inflationary pressures in Europe as well as the rest of the world. It has also had the indirect effect of lowering consumer confidence and consumer spending, all of which could have an adverse impact on financial markets and thus on our business.

Planned Divestiture of Russian Subsidiaries

In our 10-K report for the fiscal year ended March 31, 2022, we announced our plans for divesting our interests in our Russian securities brokerage and complementary banking operations in Russia (the "Russia Segment"). On October 19, 2022, we entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of the companies comprising the Russia Segment. The sale of these subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023. Because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of December 31, 2022, in accordance with ASC 205 and 360 our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2022 and in the corresponding periods of 2021 for comparative purposes.

Following our planned divestiture of our Russian subsidiaries, the scale of our operations will contract significantly. As of December 31, 2022, our Russian subsidiaries had 44 offices and branches and 2,611 employees. We expect that the sale of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. We also expect that, following the completion of the sale of the Russian subsidiaries, a number of existing clients of our Russian subsidiaries will invest in the non-Russian international capital markets going forward through accounts at other companies within our group, subject to appropriate on-boarding for compliance purposes. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the sale of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods.

Relationships with Related Parties
During the three and nine months ended December 31, 2022 and 2021, the Company engaged in various related party transactions, a substantial amount of which were conducted with Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”), a corporation registered in and licensed as a broker dealer in Belize. FFIN Brokerage was formed in 2014 and is owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FFIN Brokerage is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals, some entities and three institutional market-makers. FFIN Brokerage holds four omnibus brokerage accounts with Freedom EU. The majority of the order flow from FFIN Brokerage to Freedom EU represents transactions of customers of FFIN Brokerage, which are executed by FFIN Brokerage through its omnibus accounts with Freedom EU. Our omnibus brokerage agreement with FFIN Brokerage requires FFIN Brokerage to conduct AML/CTF and sanctions screening on its individual and business entity customers permitted to trade through its omnibus accounts at Freedom EU. Our relationship with FFIN Brokerage has also provided us and our customers with a substantial liquidity pool for trading.
In accordance with our Audit Committee Charter, our audit committee, all members of which are independent, is responsible for reviewing, approving and overseeing any transaction between the Company, including its subsidiaries, and any related person and any other potential conflict of interest situations on an ongoing basis.
Our arrangement with FFIN Brokerage dates from the time of the establishment of our company and we plan to reduce the volume of business we conduct involving FFIN Brokerage over time. Fee and commission income generated from FFIN Brokerage accounted for approximately 54% and 67% of our total fee and commission income for the three and nine months ended December 31, 2022, respectively, and approximately 83% and 84% of our total fee and commission income for the three and nine months ended December 31, 2021. Interest income generated from FFIN Brokerage accounted for approximately 13% and 11% of the Company's total interest income for the three months ended December 31, 2022, and 2021, respectively, as well as 12% and 5% of the Company's total interest income for the nine months ended December 31, 2022 and 2021. For additional information regarding our transactions with FFIN Brokerage, see Note 20 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

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

Fee and Commission Income

Fee and commission income consists principally of retail brokerage fees from customer trading and related banking services, fees for customers' outstanding short positions, fees for underwriting, market making and consulting services. Fee and commission income as a percentage of our total revenue was 38% and 59% in the three months ended December 31, 2022 and 2021, 45% and 44% in the nine months ended December 31, 2022 and 2021, respectively.

A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with schedules we have formulated that align with local practice in the relevant market. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 85% and 95% in the three months ended December 31, 2022 and 2021.

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

Interest Income

We earn interest income from trading securities, reverse repurchase transactions, interest on margin lending to customers secured by marketable securities these customers hold with us, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.

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

Foreign Currency Translation Adjustments, Net of Tax

The functional currencies of our operating subsidiaries are the Kazakhstan tenge, the Russian ruble, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistan som, Kyrgyzstani som, the Azerbaijani manat, the Armenian dram, the British pound sterling and the United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.

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
RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended December 31, 2022 and 2021
The following comparison of our financial results for the three-month periods ended December 31, 2022 and 2021 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended December 31, 2022		Three months ended December 31, 2021		Change
			(Restated)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$80,883	37%	$91,408	59%	$(10,525)	(12)%
Net gain on trading securities	25,456	12%	7,663	5%	17,793	232%
Interest income	80,255	37%	33,657	22%	46,598	138%
Insurance underwriting income	28,557	13%	21,394	14%	7,163	33%
Net gain on foreign exchange operations	20,866	10%	1,361	1%	19,505	1,433%
Net loss on derivative	(21,469)	(10)%	(314)	—%	(21,155)	6,737%
Total revenue, net	$214,548	100%	$155,169	100%	$59,379	38%
* Percentage of total revenue, net.

For the three months ended December 31, 2022, we realized total revenue, net of $214,548, a $59,379 increase compared to three months ended December 31, 2021. Revenue during the three months ended December 31, 2022, was significantly higher than the three months ended December 31, 2021, primarily due to increases in interest income and net gain on foreign exchange operations between the two periods. These increases were offset in part by an increase in net loss on derivative.

During the course of the Company's preparation of its quarterly report on Form 10-Q for the three months ended December 31, 2022, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the three months ended December 31, 2021 related to the classification of interest income on margin lending on the Company's Condensed Consolidated Statement of Operations. This classification has been corrected in the foregoing table. Please see Note 4 Restatement to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information.
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Brokerage services	$68,532	$86,700	$(18,168)	(21)%
Bank services	5,507	2,295	3,212	140%
Underwriting and market-making services	4,778	1,828	2,950	161%
Other fee and commission income	2,066	585	1,481	253%
Total fee and commission income	$80,883	$91,408	$(10,525)	(12)%

	Three months ended December 31,
	2022	2021 (Restated)
	(as a % of total revenue)
Brokerage services	85%	95%
Bank services	7%	3%
Underwriting and market-making services	6%	2%
Other fee and commission income	3%	1%
Total fee and commission income as a percentage of total revenue	100%	100%
For the three months ended December 31, 2022, fee and commission income was $80,883, a decrease of $10,525, or 12%, as compared to fee and commission income of $91,408 for the three months ended December 31, 2021. This decrease in fee and commission income was primarily attributable to a decrease in fee and commission income from retail brokerage services of $18,168. The decrease in fee and commission income from retail brokerage services was attributable to lower volume of trades by clients in comparison with the three months ended December 31, 2021. We believe that decrease is not indicative of a broader trend, and is instead largely attributable to the high volatility on the capital markets and the geopolitical and economic situation in the world over the relevant periods. The decrease was offset in part by an increase in fee and commission income from bank services by $3,212 due to the expansion of the operations of Freedom Bank KZ and the growing activity of its clients between the two periods.
Net gain on trading securities
Net gain on trading securities was $25,456 for the three months ended December 31, 2022, an increase of $17,793 as compared to $7,663 for the three months ended December 31, 2021. See the following table for information regarding our net gains and losses on trading activities during the three months ended December 31, 2022 and 2021:

	Realized Net (Loss)/Gain	Unrealized Net Gain/(Loss)	Net Gain
Three months ended December 31, 2022	$(47,801)	$73,257	$25,456
Three months ended December 31, 2021 (Recasted)	$41,230	$(33,567)	$7,663

During the three months ended December 31, 2022, we had a realized loss on trading securities of $51,240, which is attributable to SPBX shares sold during the three months ended December 31, 2022. This loss was offset in part by a realized net gain of $3,439 from the sale of securities during this period, resulting in a realized net loss of $47,801. We had an unrealized net gain in the three months ended December 31, 2022, due to securities positions we continued to hold at December 31, 2022, having appreciated by $21,185 as compared to September 30, 2022. In addition to this unrealized gain,we reclassified an unrealized loss of $52,072 of SPBX shares which was recognized during previous periods to a realized net loss during the three months ended December 31, 2022, resulting in an unrealized net gain of $73,257 for the three months ended December 31, 2022.

During the three months ended December 31, 2021, we exchanged approximately 1,000,000 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. As a result, for the three months ended December 31, 2021, we recognized net gain on trading securities sold of $39,658, which included $36,079 of unrealized net gain recognized during previous periods that was reclassified to realized net gain during the quarter ended December 31, 2021.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Interest income on margin loans to customers	$12,379	$4,921	$7,458	152%
Interest income on trading securities	44,760	20,745	24,015	116%
Interest income on loans to customers	12,327	1,241	11,086	893%
Interest income on available-for-sale securities	6,727	6,470	257	4%
Interest income on reverse repurchase agreements and amounts due from banks	4,062	280	3,782	1351%
Total interest income	$80,255	$33,657	$46,598	138%

	Three months ended December 31,
	2022	2021 (Restated)
	(as a % of total interest income)
Interest income on margin loans to customers	15%	15%
Interest income on trading securities	56%	62%
Interest income on loans to customers	15%	4%
Interest income on available-for-sale securities	8%	19%
Interest income on reverse repurchase agreements and amounts due from banks	5%	1%
Total interest income as a percentage of total revenue	100%	100%

For the three months ended December 31, 2022, interest income was $80,255, representing an increase of $46,598, or 138%, compared to the three months ended December 31, 2021. The increase in interest income was primarily attributable to a $24,015, or 116%, increase in interest income from trading securities between the two periods, as result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Moreover, we recognized a $7,458, or 152%, increase in interest income on margin loans to customers, resulting from a higher usage of margin loans for trades by our clients, including our affiliate FFIN Brokerage. In addition, we recognized a $11,086, or 893%, increase in interest income on loans to customers between the two periods, which is mainly attributable to the issuing of mortgage loans and the purchase of uncollateralized bank customer loans from our affiliate FFIN Credit.
Net gain on foreign exchange operations
Under U.S. GAAP, we are required to revalue assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability to the functional currency of that entity.
During the three months ended December 31, 2022, we realized a net gain on foreign exchange operations of $20,866 compared to a net gain of $1,361 during the three months ended December 31, 2021. The increase was primarily due to a net gain of $19,439 by our subsidiary Freedom Bank KZ in the three months ended December 31, 2022 from the purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 92% in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. This gain was primarily the result of the appreciation of the Kazakhstani tenge against the Russian ruble by approximately 25% and appreciation of U.S dollar against the Kazakhstani tenge by 3%.
Insurance underwriting income
During the three months ended December 31, 2022, we had insurance underwriting income of $28,557, an increase of $7,163, or 33%, as compared to the three months ended December 31, 2021. The increase was primarily attributable to a $8,852, or 40%, increase in insurance underwriting income from written insurance premiums for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, due to the expansion of our insurance operations between the two periods. This increase in income from written insurance premiums was partially offset by a $2,577, or 8313%, increase in income from insurance activities due to the reinsurance premiums ceded for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended December 31,
	2022	2021 (Restated)
Written insurance premiums	$30,718	$21,866
Reinsurance premiums ceded	(2,608)	(31)
Change in unearned premium reserve, net	447	(441)
Insurance underwriting income	$28,557	$21,394
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended December 31, 2022		Three months ended December 31, 2021		Change
			(Recasted)
	Amount	%*	Amount		Amount	%
Fee and commission expense	$18,314	11%	$24,782	26%	$(6,468)	(26)%
Interest expense	52,037	32%	21,890	23%	30,147	138%
Insurance claims incurred, net of reinsurance	17,419	11%	16,286	17%	1,133	7%
Operating expense	50,608	31%	31,581	33%	19,027	60%
(Recovery of provision)/provision for impairment losses	24,140	15%	(333)	—%	24,473	(7349)%
Other (income)/expense, net	570	—%	979	1%	(409)	(42)%
Total expense	$163,088	100%	$95,185	100%	$67,903	71%
______________
*    Percentage of total expense.

For the three months ended December 31, 2022, we incurred total expense of $163,088, a $67,903, or 71%, increase as compared to the three months ended December 31, 2021. The increase was mainly attributable to an increase in interest expense and provision for impairment losses. Also contributing to the increase was an increase in operating expense, which was in turn largely attributable to the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets. Fee and commission expense decreased by 26% between the two periods.
Fee and commission expense
Fee and commission expense decreased by $6,468, or 26%, for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in brokerage services fees of $10,230 due to using a new prime broker, as a result of which we had a different composition of order flow transactions, which were charged at lower rates. The decrease was also offset by the effect of increase in the bank services fees of $1,024 due to the expansion of the operations of Freedom Bank KZ between the two periods and an increase in agency fee from insurance activities of $2,214 due to the expansion of our insurance operations between the two periods.
Interest expense
During the three months ended December 31, 2022, we had a $30,147, or 138%, increase in interest expense as compared to the three months ended December 31, 2021. The increase in interest expense was primarily attributable to a $24,287, or 155%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $5,417, or 95%, increase in interest on customer deposits. During the three months ended December 31, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods. As of December 31, 2022 and March 31, 2022, banking customer liabilities of Freedom Bank KZ were $1,026,605 and $246,284, respectively.

Insurance claims incurred, net of reinsurance
During the three months ended December 31, 2022, we had a $1,133, or 7%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended December 31, 2021. The increase was primarily attributable to a $3,883 or 59%, increase in other expenses and a $3,227 or 99%, increase in expenses for claims for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $5,977, or 92%, decrease in expenses for insurance reserve between the two periods.
Operating expenses
Operating expenses during the three months ended December 31, 2022 were $50,608, which increased by $19,027, or 60%, compared to operating expenses of  $31,581 in the three months ended December 31, 2021. This increase was primarily attributable to the following increases: $7,528 in payroll and bonus expense as a result expansion of our workforce through hiring; $2,169 in fines, penalties and forfeit primarily due to penalties imposed in the three months ended December 31, 2022 on a subsidiary of the Company by a local regulator for regulatory noncompliance; $1,758 in charity and sponsorship expense due to humanitarian aid to the Ukraine-based charitable fund in connection with the geopolitical and economic situation; $667 decrease in stock based compensation expense due to the separation between continued and discontinued operations; $1,128 in rent expense; $796 in software support expense and a $5,766 increase in other operating expenses. We had 3,116 employees as of December 31, 2022 as compared to 1,540 employees as of December 31, 2021, in each case excluding employees from discontinued operations. The increase in the number of our employees was primarily due to the opening of new branches of Freedom Bank KZ and the acquisitions of Freedom Life and Freedom Insurance, in each case during the 2022 calendar year.
Provision for impairment losses
We recognized provision for impairment losses in the amount of $24,140 for the three months ended December 31, 2022, as compared to recovery for impairment losses of $333 for the three months ended December 31, 2021. The increase was primarily attributable to growth of the loan portfolio of Freedom Bank KZ, as the majority of provisions is accrued on loan products. In addition, the Company accrued a one-off provision expense for restricted brokerage customers' cash which was held with Lek Securities Limited and a one-off provision expense for loans issued by a Ukrainian bank due to the Russia/Ukraine Conflict.
Income tax expense
We recognized income before income tax of $51,460 and $59,984 during the three months ended December 31, 2022, and December 31, 2021, respectively. Income tax expense for the three months ended December 31, 2022, and December 31, 2021 was $5,069 and $1,806, respectively. Our effective tax rate during the three months ended December 31, 2022, increased to 9.9%, from 3.0% during the three months ended December 31, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the three months ended December 31, 2022, and the three months ended December 31, 2021, we recognized net income from continuing operations of $46,391 and $58,178, respectively.
Net income/(loss) from discontinued operation
    Net income/(loss) from discontinued operation represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net income from discontinued operations was $16,009 for the three months ended December 31, 2022, as compared to net loss from discontinued operations of $4,105 for the three months ended December 31, 2021.
The change from a net loss to net income was primarily due to the presence of a significant net asset position in Chinese yuan by Freedom RU starting from June 2022. The exchange rate of the Chinese yuan against the Russian ruble increased by 24% during the three months ended December 31, 2022, as a result of which the Russia segment recognized a gain on foreign exchange operations on dealing operations of $14,431 during the three months ended December 31, 2022, and Freedom RU recognized a $5,340 foreign exchange gain in the three months ended December 31, 2022. This gain was partially offset by the accrual of an additional provision for impairment of discontinued operations in an amount of $2,509.
Net income
As a result of the foregoing factors, for the three months ended December 31, 2022, we realized net income of $62,400 compared to $54,073 for the three months ended December 31, 2021, an increase of 15%.
Non-controlling interest
We reflect Mr. Tashtitov's ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. We recognized a net loss attributable to non-controlling interest of $464 for the three months ended December 31, 2022, as compared to a net loss attributable to non-controlling interest of $343 for the three months ended December 31, 2021. This change was largely a result of the deterioration of trading positions of Freedom UA after the impact of the Russia/Ukraine Conflict.
Foreign currency translation adjustments, net of tax
Due to an approximately 25% depreciation of the Russian ruble and an approximately 3% depreciation of the Kazakhstan tenge each against the U.S. dollar during the three months ended December 31, 2022, we realized a foreign currency translation loss of $5,611 for the three months ended December 31, 2022, as compared to a foreign currency translation loss of $8,650 for the three months ended December 31, 2021.
Comparison of the Nine-month Periods Ended December 31, 2022 and 2021

The following comparison of our financial results for the nine-month periods ended December 31, 2022 and 2021 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021		Change
			(Restated)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$253,486	45%	$262,549	44%	$(9,063)	(3)%
Net gain on trading securities	38,894	7%	197,947	33%	(159,053)	(80)%
Interest income	187,817	33%	82,514	14%	105,303	128%
Insurance underwriting income	78,998	14%	51,491	9%	27,507	53%
Net gain on foreign exchange operations	30,014	5%	4,076	1%	25,938	636%
Net loss on derivative	(22,523)	(4)%	(1,028)	—%	(21,495)	2091%
Total revenue, net	$566,686	100%	$597,549	100%	$(30,863)	(5%)
______________
*    Percentage of total revenue, net.
For the nine months ended December 31, 2022, we realized total net revenue of $566,686, a 5% decrease compared to the nine months ended December 31, 2021. The decrease was primarily attributable to a decrease in net gain on trading securities in the amount of $159,053, which was offset in part by an increase in interest income. We consider the net gain on trading securities during the three months ended December 31, 2021 as an extraordinary event that we do not believe to be indicative of a trend in future periods.
During the course of the Company's preparation of its quarterly report on Form 10-Q for the nine months ended December 31, 2022, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the nine months ended December 31, 2021 related to the classification of interest income on margin lending on the Company's

Condensed Consolidated Statement of Operations. This classification has been corrected in the foregoing table. Please see Note 4 Restatement to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information.
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Nine months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Brokerage services	$227,476	$249,249	$(21,773)	(9)%
Bank services	15,100	4,027	11,073	275%
Underwriting and market-making services	8,008	5,832	2,176	37%
Other fee and commission income	2,902	3,441	(539)	(16)%
Total fee and commission income	$253,486	$262,549	$(9,063)	(3)%

	Nine months ended December 31,
	2022	2021 (Restated)
	(as a % of total revenue)
Brokerage services	90%	95%
Bank services	6%	2%
Underwriting and market-making services	3%	2%
Other fee and commission income	1%	1%
Total fee and commission income as a percentage of total revenue	100%	100%
For the nine months ended December 31, 2022, fee and commission income was $253,486, a decrease of $9,063, or 3%%, as compared to fee and commission income of $262,549 for the nine months ended December 31, 2021. This decrease in fee and commission income was primarily attributable to a decrease in fee and commission income from retail brokerage services of $21,773. The decrease in fee and commission income from retail brokerage services was attributable to a decrease in the volume of trades by clients in comparison with the nine months ended December 31, 2021. We believe that decrease is not indicative of a broader trend, and is instead largely attributable to the high volatility on the capital markets and the geopolitical and economic situation in the world over the relevant periods. The decrease was offset in part by an increase in fee and commission income from bank services by $11,073 due to the expansion of the operations of Freedom Bank KZ and the growing activity of its clients between the two periods.
Net gain on trading securities
The following table sets out information regarding our net gains on trading securities during the nine months ended December 31, 2022 and 2021:

	Realized Net (Loss)/Gain	Unrealized Net Gain	Net Gain
Nine months ended December 31, 2022	$(26,790)	$65,684	$38,894
Nine months ended December 31, 2021	$190,044	$7,903	$197,947
During the nine months ended December 31, 2022, we sold securities for a realized net gain of $24,450. This realized gain was offset by realized loss of $51,240, which is attributable to SPBX shares sold during the nine months ended December 31, 2022, resulting in realized net loss of $26,790. Similarly, securities positions we continued to hold at December 31, 2022, had appreciated by $35,985 as compared to March 31, 2022. In addition to this unrealized gain, unrealized loss of $29,699 of SPBX shares which was recognized during previous periods was reclassified to realized net loss during the three months ended December 31, 2022, resulting in an unrealized net gain of $65,684 for such nine month period.

The primary contributing factors to the increase in net gain on trading securities during the nine months ended December 31, 2021, were the sale of SPBX ETF units we held in our proprietary trading account and higher unrealized net gain as a result of revaluation of securities we continued to hold in our proprietary accounts at December 31, 2021. We do not consider the significant increase in realized net gain on trading securities resulting from the sale of SPBX ETF units and the increase in unrealized net gain from revaluation of securities held in our portfolio at December 31, 2021, to be indicative of a trend toward higher net gains on trading securities in the future.
Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Nine months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Interest income on margin lending	$27,259	$8,212	$19,047	232%
Interest income on trading securities	116,922	54,966	61,956	113%
Interest income on loans to customers	24,158	2,205	21,953	996%
Interest income on available-for-sale securities	13,280	16,244	(2,964)	(18)%
Interest income on reverse repurchase agreements and amounts due from banks	6,198	887	5,311	599%
Total interest income	$187,817	$82,514	$105,303	128%

	Nine months ended December 31,
	2022	2021 (Restated)
	(as a % of total interest income)
Interest income on margin lending	15%	10%
Interest income on trading securities	62%	67%
Interest income on loans to customers	13%	3%
Interest income on available-for-sale securities	7%	20%
Interest income on reverse repurchase agreements and amounts due from banks	3%	1%
Total interest income as a percentage of total revenue	100%	100%
Interest income increased by $105,303, or 128% in the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021. We earned interest income from margin lending to clients, trading securities, reverse repurchase transactions and loans to customers and amounts due from banks.
The Company recognized a $19,047 increase in interest income on margin lending between the two nine month periods, as a result of a higher usage of margin loans for trades by our clients, including our affiliate FFIN Brokerage.
Interest income on trading securities consists of interest earned from investments in debt securities held in our proprietary trading account. We recognized a $61,956, or 113% increase in interest income from trading securities during the nine months ended December 31, 2022 due to an increase in the total size of our trading portfolio and an increase in the percentage of our investments in bonds as compared to other securities.
We also recognized a $21,953, or 996% increase in interest income from loans to customers between the two nine month periods as a result of issuing of mortgage loans in connection with the expansion of the operations of Freedom Bank KZ and the purchase of uncollateralized bank customer loans from our affiliate FFIN Credit.

    We recognized a $5,311 increase in interest income from reverse repurchase transactions and due from banks because we engaged in a larger volume of such transactions during the nine months ended December 31, 2022.
Net gain on foreign exchange operations
During the nine months ended December 31, 2022, we realized a net gain on foreign exchange operations of $30,014 compared to a net gain of $4,076 during the nine months ended December 31, 2021. The increase was primarily due to a net gain of $30,986 in the nine months ended December 31, 2022 by our subsidiary Freedom Bank KZ due to purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 165% in the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021.
Insurance underwriting income
During the nine months ended December 31, 2022, we recognized a $27,507, or 53%, increase in insurance underwriting income as compared to the nine months ended December 31, 2021. We recognized a $32,424, or 59%, increase in insurance underwriting income from written insurance premiums for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to the expansion of our insurance operations. This increase in income from written insurance premiums was partially offset by a $3,096, or 1005%, decrease in income from insurance activities due to the reinsurance premiums ceded and $1,822, or 56%, decrease in income from insurance activities due to the unearned premium reserve for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021.
Expense
The following table sets out the information on our total expense for the periods presented.

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021		Change
			(Recasted)
	Amount	%*	Amount	%*	Amount	%*

Fee and commission expense	$60,068	15%	$68,626	29%	$(8,558)	(12)%
Interest expense	132,971	33%	52,852	22%	80,119	152%
Insurance claims incurred, net of reinsurance	51,586	13%	41,096	17%	10,490	26%
Operating expense	126,367	31%	72,772	30%	53,595	74%
Provision for impairment losses	30,294	8%	911	—%	29,383	3225%
Other (expense)/income, net	79	—%	2,426	1%	(2,347)	(97)%
Total expense	$401,365	100%	$238,683	100%	$162,682	68%
______________
*    Percentage of total expense.
During the nine months ended December 31, 2022, we incurred total expenses of $401,365, a 68% increase compared to the nine months ended December 31, 2021. Expenses increased with the growth of our business primarily in connection with increases in interest expense and administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense
Fee and commission expense was essentially constant at $60,068 for the nine months ended December 31, 2022 and $68,626 the nine months ended December 31, 2021. There were increases of commissions paid to bank services of $7,979, other commission expenses of $5,414 and agency fee expenses of $7,018, which increases were offset by a decrease in brokerage commissions by $29,792 due to using a new prime broker, as a result of which we had a different composition of order flow transactions, which were charged at lower rates. Additionally these decrease in expense of brokerage commissions were the result of decrease of commission income from retail brokerage services in comparison with nine months ended December 31, 2021. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Interest expense
During the nine months ended December 31, 2022, we incurred a 152% increase in interest expense. The increased expense was primarily attributable to a $66,918 increase in the volume of short-term financing through securities repurchase agreements and a $12,135 increase in interest on customer deposits.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of client base.

Insurance claims incurred, net of reinsurance
During the nine months ended December 31, 2022, we recognized a $10,490, or 26%, increase in expenses from insurance activities as compared to the nine months ended December 31, 2021. We recognized a $5,945 or 26%, increase in expenses for insurance reserve, a $6,423 or 74%, decrease in expenses for claims, and a $10,012 or 102%, increase in other expenses for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to the expansion of operations of our insurance companies.
Operating expenses
We recognized a $53,595, or 74%, increase in operating expenses during the nine months ended December 31, 2022 compared with the nine months ended December 31, 2021. The increase was primarily attributable to the following increases: a $23,384, or 44% in payroll and bonus expense as a result expansion of our workforce through hiring; $9,043 in charity and sponsorship expense due to humanitarian aid to the Ukraine-based charitable fund in connection with the geopolitical and economic situation; $4,712 in professional services; $2,628 in software support; $2,383 in fines, penalties and forfeit primarily due to penalties imposed in the nine months ended December 31, 2022, on a subsidiary of the Company by a local regulator for regulatory noncompliance; $882 in stock based compensation expense; $1,753 in rent expenses; and a $9,133 increase in other operating expenses. During the nine months ended December 31, 2022 we had 2,529 employees, as compared to 1,356 employees for nine months ended December 31, 2021 in each case excluding employees from discontinued operations. The increase in the number of our employees was primarily due to the opening of new branches of Bank Freedom Finance Kazakhstan and the acquisitions of Freedom Finance Insurance and Freedom Finance Life, in each case during the nine months ended December 31, 2022.
Provision for impairment losses
We recognized provision for impairment losses in the amount of $30,294 for the nine months ended December 31, 2022, as compared to provision for impairment losses of $911 for the nine months ended December 31, 2021. The increase was primarily attributable to growth of the loan portfolio of Freedom Bank KZ, as the majority of provisions is accrued on loan products. In addition, the Company accrued a one-off provision expense for restricted brokerage customers cash which was held with Lek Securities Limited and a one-off provision expense for loans issued by a Ukrainian bank due to the Russia/Ukraine Conflict.
Income tax expense
We recognized income before income tax of $165,321 and $358,866 during the nine months ended December 31, 2022, and the nine months ended December 31, 2021, respectively. Income tax expense for the nine months ended December 31, 2022, and the nine months ended December 31, 2021 were $26,567 and $39,026, respectively. Our effective tax rate during the nine months ended December 31, 2022, increased to 16.1%, from 10.9% during the nine months ended December 31, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the nine months ended December 31, 2022, and the nine months ended December 31, 2021, we recognized net income from continuing operations of $138,754 and $319,840, respectively.
Net income/(loss) from discontinued operation
    Net income/(loss) from discontinued operation represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net income from discontinued operations was $9,929 for the nine months ended December 31, 2022, as compared to net loss from discontinued operations of $3,656 for the nine months ended December 31, 2021.
The change from a net loss to net income was primarily due to the presence of a significant net asset position in Chinese yuan by Freedom RU starting from June 2022. The exchange rate of the Chinese yuan against the Russian ruble increased by 29% during the six months ended December 31, 2022. For this reason, the Russia Segment recognized a gain on foreign exchange operations on dealing operations of $37,848 for the nine months ended December 31, 2022. Interest income increased by $31,886 due to increased interest income generated on margin loans to customers, resulting from a higher usage of margin loans for trades by clients. Net gain on trading securities increased by $23,614, mainly due to gain from the sale of securities. Operating expenses increased by $29,538 primarily due to an increase in payroll expenses as a result of a 40% increase in the average number of employees between the two periods. In addition, as presented in Note 25 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q we recognized provision for impairment of discontinued operations in the amount of $43,973.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2022, we realized net income of $148,683 compared to $316,184 for the nine months ended December 31, 2021, an decrease of 53%.
Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. We recognized a net loss attributable to non-controlling interest of $1,508 for the nine months ended December 31,2022, as compared to a net loss attributable to non-controlling interest of $415 for the nine months ended December 31, 2021. This change was largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets where Freedom UA held most of its open securities positions. We recognized an unrealized net loss on open trading positions of $1,800 in Freedom UA during the first fiscal quarter 2023.
Foreign currency translation adjustments, net of tax
The functional currencies of our operating subsidiaries are the Kazakhstani tenge, Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som, UK pound sterling, Turkish lira and Azerbaijani manat. Our reporting currency is the U. S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the appreciation of the value of Russian ruble by nearly 14% and appreciation on Kazakhstan tenge by nearly 2%, respectively against the U.S. dollar during the nine months ended December 31, 2022, we realized a foreign currency translation loss of $301, as compared to a foreign currency translation loss of $4,447 during the nine months ended December 31, 2021.

Segment Results of Operations

We have organized our operations geographically into five regional segments: Central Asia, Europe, United States and Middle East/Caucasus. The results of our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and six months ended December 31, 2022 and in the corresponding periods of 2021 for comparative purposes.

The following table sets out total revenue, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Central Asia	$153,142	$65,856	$87,286	133%
Europe	61,035	88,146	(27,111)	(31)%
U.S.	358	1,162	(804)	(69)%
Middle East/Caucasus	13	5	8	160%
Total revenue, net	$214,548	$155,169	$59,379	38%
During the three months ended December 31, 2022, total revenue, net increased across each of our regional operating segments, except Europe and U.S. The changes in total net revenue, net for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, were driven by the following:

•Total revenue, net in our Central Asia segment increased 133% for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. This increase was driven by an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. This segment was also significantly affected by an increase in income from insurance activities, caused by expansion of our insurance business. The increase of revenue was also due to an increase in net gain on trading securities, related to growth of our trading portfolio and an increase in net gain on foreign exchange operations, which was mainly driven by an increase in foreign exchange dealing operations. The increase in revenue was also attributable to an increase in commission fees from brokerage and banking services due to an increase in brokerage activity in the Central Asia segment. The increase in total revenue was partially offset by a net loss on derivative.

•Total revenue, net in our Europe segment decreased by 31% for the quarter ended December 31, 2022. This decrease was mainly driven by a decrease in fee and commission income from the Europe segment, which decreased by 41.7% in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to a decrease of client trading activities between the two periods. This decrease was partially offset by an increase in interest income from margin lending between the two three month periods by 37%, resulting from a higher usage of margin loans for trades by our clients.

•Total revenue, net in our U.S. segment decreased by 69% during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. This decrease was driven mainly by a net loss on trading securities, which was partially offset by increased interest income on bonds in our trading portfolio.

The following table sets out total expense, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Central Asia	113,316	56,234	$57,082	102%
Europe	36,637	32,529	4,108	13%
U.S.	12,487	6,506	5,981	92%
Middle East/Caucasus	648	(84)	732	(871)%
Total expense, net	$163,088	$95,185	$67,903	71%

During the three months ended December 31, 2022, total expense increased across each of our regional operating segments, except Europe, compared to the three months ended December 31, 2021. The changes in total expense, net, for the three months ended December 31, 2022, were driven by the following:

•Total expense, net, in our Central Asia segment increased by 102% for the three months ended December 31, 2022. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from an increase in interest on securities repurchase agreements obligations and growth in customer deposits, and an increase in provision for impairment losses which was driven by an increase in loans issued. In addition, there was an increase of fee and commission expense by 26% during three months ended December 31, 2022, in comparison with the three months ended December 31, 2021, which was mainly attributable to an increase of execution of client trading orders within the Central Asia segment. This segment also experienced an increase in operating expenses which is mainly affected by an increase in payroll and bonuses, resulting from an increase of employees approximately by 42%.

•Total expense in our Europe segment increased by 13% for the quarter ended December 31, 2022. This increase was mainly due to an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits and an increase in operating expenses, mainly due to charity and sponsorship, software support and payroll and bonuses. This increase was partially offset by a decrease in fee and commission expense which was driven by the lower commission expense due to a change of our prime broker and a different composition of order flow transactions, which were charged at lower rates.

•Total expense in our U.S. segment increased by 92% during the three months ended December 31, 2022. This increase was driven by an increase in interest expense on securities repurchase agreement obligations.

The following table presents total revenue, net for the nine month periods presented (not including discontinued operations):

	Nine months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Central Asia	$365,257	$166,534	$198,723	119%
Europe	194,121	428,057	(233,936)	(55)%
U.S.	7,286	2,953	4,333	147%
Middle East/Caucasus	22	5	17	340%
Total revenue, net	$566,686	$597,549	$(30,863)	(5)%
For the nine months ended December 31, 2022, total revenue, net increased across each of our regional operating segments, except Europe. The changes in total net revenues for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, were driven by the following:

•Total revenue, net in our Central Asia segment increased by 119% for the nine months ended December 31, 2022. This increase was driven by an increase in interest income, as a result of an increase in interest received from securities held in our trading portfolio and an increase in interest accrued on loans issued. This segment was also significantly affected by an increase in income from insurance activities, caused by expansion of our insurance business. The increase of revenue was also due to a rise in net gain on trading securities, related to growth of our trading portfolio and an increase in net gain on foreign exchange operations, which was mainly driven by an increase in foreign exchange dealing operations. The increase in total revenue was partially offset by a net loss on derivative.

•Total revenue, net in our Europe segment decreased by 55% for the nine months ended December 31, 2022. This decrease was primarily driven by a decrease in fee and commission income and by a decrease in net gain on trading securities due to the revaluation of our trading portfolio. These decreases were partially offset by an increase in interest income from margin lending during the nine months ended December 31, 2021, resulting from a higher usage of margin loans for trades by our clients.

•Total revenue, net in our U.S. segment increased by 147% during the nine months ended December 31, 2022. This increase was driven mainly by an increase in interest income from the bonds in our trading portfolio. The increase was partially offset by a net loss on trading securities.

The following table sets out total expenses associated with our segments for the nine month periods presented (not including discontinued operations):

	Nine months ended December 31,
	2022	2021 (Restated)	Amount Change	% Change
Central Asia	$284,654	$138,228	$146,426	106%
Europe	83,401	84,447	(1,046)	(1)%
U.S.	31,871	15,929	15,942	100%
Middle East/Caucasus	1,439	79	1,360	1,722%
Total expense, net	$401,365	$238,683	$162,682	68%
For the nine months ended December 31, 2022, total expense increased across each of our regional operating segments, except Europe, compared to the nine months ended December 31, 2021. The changes in total expenses for the nine months ended December 31, 2022, were driven by the following:

•Total expense in our Central Asia segment increased by 106% for the nine months ended December 31, 2022. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from an increase in interest paid on securities repurchase agreements and growth in customer deposits, and an increase in provision for impairment losses which was driven by an increase in loans issued. In addition, fee and commission expense increased by 192.01% during the nine months ended December 31, 2022, in comparison with the nine months ended December 31, 2021, mainly due to an increase in the volume of client trading orders within the Central Asia segment. This segment also experienced an increase in operating expenses primarily due to growth in payroll and bonuses, resulting from an increase of employees approximately by 42%.

•Total expense in our Europe segment decreased by 1% for the nine months ended December 31, 2022. This decrease was driven by lower commission expense due to a change of our prime broker and by a different composition of order flow transactions, which were charged at lower rates. This decrease was partially offset mainly by increased operating expenses, mainly due to charity and sponsorship, software support and payroll and bonuses.

•Total expense in our U.S. segment increased by 100% during the nine months ended December 31, 2022. This increase was driven by increased interest expense on securities repurchase agreement obligations.

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

	December 31, 2022	March 31, 2022
		(Restated)
Cash and cash equivalents(1)	$664,095	$225,464
Trading securities	$1,929,840	$1,158,377
Total assets	$5,368,134	$3,227,750
Net liquid assets(2)	$3,045,257	$1,558,544
______________
(1)Of the $664,095 in cash and cash equivalents we held at December 31, 2022, $129,955, or approximately 20%, was subject to reverse repurchase agreements. By comparison, at March 31, 2022, we had cash and cash equivalents of $225,464, of which $19,947, or approximately 9%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents; trading securities; margin lending, brokerage and other receivables; and other assets.
As of December 31, 2022, and March 31, 2022, we had total liabilities of $4,685,803 and $2,681,142, respectively, including customer liabilities of $1,786,452 and $765,628, respectively.
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

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(Restated)
Net cash flows used in operating activities	$(465,791)	$(611,853)
Net cash flows used in investing activities	(641,321)	(93,095)
Net cash flows from financing activities	1,506,188	441,794
Effect of changes in foreign exchange rates on cash and cash equivalents	85,064	6,374

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$484,140	$(256,780)
Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the nine months ended December 31, 2022, was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021
			(Restated)
Increases in trading securities	$(630,879)	(1)	$(364,995)
Increases/(decreases) in brokerage customer liabilities	$240,362	(2)	$(230,143)
Increases in margin lending, brokerage and other receivables	$(270,725)	(3)	$(141,678)
Increases in margin lending and trade payables	$92,225	(4)	$28,720
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
The net cash flow used in operating activities in the nine months ended December 31, 2022, was primarily attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which was offset in part by an increase in customer liabilities over that period, which resulted from the increase of customer accounts in our Freedom Global subsidiary.

Net Cash Flows Used In Investing Activities
During the nine months ended December 31, 2022, net cash used in investing activities was $641,321 compared to net cash used in investing activities of $93,095 during the nine months ended December 31, 2021. During the nine months ended December 31, 2022, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $507,728, the purchase of loans from microfinance organizations, net of sales, in the amount of $57,031, the purchase of fixed assets in the amount of $27,345, considerations paid for acquisition of London Almaty and Freedom Life in the amount of $29,973, and for the purchase of available for sale securities, net of sales, in the amount of $8,982 . Net cash used in investing activities was partially offset by cash and cash equivalents received as part of the acquisitions of London Almaty and Ticketon in the amount of $11,385.
Net Cash Flows From Financing Activities
Net cash from financing activities for the nine months ended December 31, 2022, consisted principally of bank customer deposits in the amount of $779,044 due to the growth of banking activity in the Central Asia segment, proceeds from securities repurchase agreement obligations in the amount of $388,675, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $311,213, proceeds from the issuance, net of repurchase, of debt securities in the amount of $474, and proceeds from capital contributions of $677. Net cash from financing activities during the nine months ended December 31, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $315,383, which was partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,104.
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
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into on the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of December 31, 2022, $1,233,928, or 65%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $840,224, or 72%, as of March 31, 2022. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 11 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q .
Long-term
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced a best efforts underwritten public offering of up to US $66,000 aggregate principal amount of its 5.50% US dollar denominated bonds due October 21, 2026 (the “Freedom SPC Bonds”), which are listed on the AIX. As of December 31, 2022, there were outstanding $36,799 in principal amount of the Freedom SPC Bonds. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds were transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.50% per annum.
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
At December 31, 2022, these minimum net capital and capital adequacy requirements ranged from approximately $53 to $21,690 and fluctuate depending on various factors. At December 31, 2022, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $56,737. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at December 31, 2022.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of December 31, 2022, the Company had goodwill of $9,460.

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
RECENT ACCOUNTING PRONOUNCEMENTS
For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q .
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

Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2022, and March 31, 2022 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $65,382 and $55,249 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $77,795 and $61,002 incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign currency exchange risk
We have business operations in Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, Armenia, Azerbaijan, Turkey, UAE, Greece, Spain, France, U.S. and UK. We have entered into an agreement to sell our Russian subsidiaries. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions or other parties to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our December 31, 2022, and March 31, 2022 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $5,513, and in the increase in the amount of $282, respectively.
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
As of December 31, 2022, and March 31, 2022, our exposure to equity investments at fair value was $62,351 and $72,354, respectively. Based on an analysis of the December 31, 2022, and March 31, 2022 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $6,235 and $7,235, respectively.
Credit risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage and banking services we offer. We incur credit risk in a number of areas, including margin lending.
Margin lending receivables risk
We extend margin loans to our customers, principally to our affiliate FFIN Brokerage. As of December 31, 2022, and March 31, 2022, 97% and 95% of our margin lending receivables balances were due from FFIN Brokerage. Margin lending receivables from FFIN Brokerage principally represent margin loans granted by Freedom EU to FFIN Brokerage for the purpose of funding margin loans by FFIN Brokerage to its brokerage customers.

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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2022, we had $393,659 in margin lending receivables from our customers. The amount of risk to which we are exposed from margin lending to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and indeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below established margin requirements. For margin lending to FFIN Brokerage, these risks may be increased by the fact that we do not have direct access to information on FFIN Brokerage's customers, who are the ultimate recipients of the loans.
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

Loss given default

The credit risk assessment is based on a standardized LGD assessment framework that results in a certain LGD rate. These LGD rates take into account the outstanding amount of the loan in comparison to the amount expected to be recovered or realized from any collateral held.

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
To mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within specific departments. We also have business continuity plans in place that we believe will cover critical processes on a company-

wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.
Legal and compliance risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. As a result of any such non-compliance, we are subject to the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss of reputation that we may suffer as a result of compliance failures. These risks include contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and counter terrorism financing rules and regulations, anti-corruption and sanctions rules and regulations.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses related to a lack of an effectively designed specific control activity over the compliance of the presentation of certain items in the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows with US GAAP. As a result of associated errors related to the historical classification of certain loans and deposits from banking institutions within our Condensed Consolidated Statements of Cash Flows and the historical classification of interest income from margin loans within our Condensed Consolidated Statements of Operations, we have restated our Condensed Consolidated Statement of Cash Flows and our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2021 as presented for comparative purposes in this quarterly report on Form 10-Q and we will be restating our previously filed consolidated financial statements as of and for the years ended March 31, 2022, 2021 and 2020 and for the quarterly period ended June 30, 2022 in relation to both matters, and for the quarterly period ended September 30, 2022 in relation to the presentation of the Condensed Consolidated Statement of Operations.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Remediation Plan for the Material Weaknesses

In order to remediate the material weaknesses, our management plans to enhance the design of its control activities over the classification and presentation of our Consolidated Statements of Cash Flows and our Condensed Consolidated Statement of Operations. The material weaknesses cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Estate of Toleush Tolmakov Litigation
On October 21, 2022, in accordance with an order entered into by the Third Judicial District Court of Salt Lake County, we deposited an amount of $8,378 into the registry of the court, representing the amount of cash distributions claimed by the Estate of Toleush Tolmakov in this matter. Interest earned on this distribution payment in the amount of $156 will be transferred to the court as soon as an order is rendered. The Company continues to deny any and all liability in this matter.
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

Risks Related to the Russia/Ukraine Conflict

Risks Related to the Planned Sale of Our Russian Subsidiaries

On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The sale of these subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale is expected to be completed before the end of February 2023. In addition, on August 5, 2022, Russia introduced a ban restricting the ability of investors from "unfriendly-states" to exit from investments in businesses in certain Russian industries, which could impair our ability to complete the sale of our Russian subsidiaries. The completion of the planned sale of our Russian subsidiaries is subject to factors outside of our control, and accordingly there can be no assurance that they will be completed within the timeframe we currently expect or at all.

Even if we are able to successfully complete the sale of our Russian subsidiaries, there can be no assurance that such sale will achieve its intended effects. In particular, we expect that the sale of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. We also expect that, following the completion of the sale of our Russian subsidiaries, a number of existing clients of our Russian subsidiaries will invest in the non-Russian international capital markets going forward through accounts at other companies within our group, subject to appropriate on-boarding for compliance purposes. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the sale of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods.

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

Risks Related to Our Internal Controls

We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.

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

The Audit Committee of our Board of Directors, after discussion with management, concluded that our (i) previously filed annual report on Form 10-K for the fiscal year ended March 31, 2022 and (ii) previously filed quarterly reports on Form 10-Q for each of the quarterly periods ended December 31, 2021, June 30, 2022 and September 30, 2022 (collectively the “Prior Financial Statements”) should no longer be relied upon. The determination resulted from an error in the Prior Financial Statements identified by us during the course of preparing our financial statements as of and for the three months ended September 30, 2022, and an error in the Prior Financial Statements identified by us during the course of preparing our financial statements as of and for the three months ended December 31, 2022, in each case based on inquiries from our recently appointed independent registered public accounting firm. Specifically, we determined that in the Consolidated Statements of Cash Flows in the Prior Financial Statements (other than the quarterly report on Form 10-Q for the period ended September 30, 2022), certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities,” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities," and that the misclassification of such cash flows should be restated through amendments to the relevant Prior Financial Statements. In addition, we determined that in the Consolidated Statements of Operations in the Prior Financial Statements, interest income generated from margin loans was presented as "Fee and commission income" whereas it should have been presented as "Interest income" and that the misclassification of such income should be restated through amendments to the Prior Financial Statements. We have determined that the foregoing misclassifications did not have any impact on our net income or reported key performance indicators. We will be correcting these misclassifications by restating our Consolidated Statements of Cash Flows and Consolidated Statements of Operations through restatements of the Prior Financial Statements. We are diligently pursuing completion of the restatements and intend to file an amended annual report on Form 10-K and amended quarterly reports on Form 10-Q as soon as reasonably practicable.

In connection with such errors, we have concluded that there are material weaknesses in the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within our Consolidated Statements of Cash Flows and with respect to the classification of interest income generated from margin loans within our Consolidated Statements of Operations and we have determined that our disclosure controls and procedures were not effective for the previously filed reports as described above and our internal control over financial reporting was not effective for the previously filed annual report on Form 10-K as described above.

We have commenced measures to remediate the identified material weaknesses. Until the material weaknesses are remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weaknesses cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weaknesses identified, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal controls over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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
101
The following Freedom Holding Corp. financial information for the periods ended December 31, 2022, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: February 14, 2023	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 14, 2023	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer