Form 10-Q/A
period 2021-12-31
Freedom Holding Corp.
filed 2023-04-26
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Quarterly Report on Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Freedom Holding Corp. (the “Company”) for the quarterly period ended December 31 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on February 9, 2022 (the “Original Form 10-Q”).

Background and Effect of the Restatement

As previously disclosed in the Company's Current Report on Form 8-K dated November 14, 2022, the Audit Committee (“Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the financial statements of the Company in the Original Form 10-Q and any reports, related earnings releases, investor presentations or similar communications of such prior financial statements should no longer be relied upon. The determination made by the Audit Committee resulted from an error in the Original Form 10-Q related to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows (the "Cash Flow Statement Error"). Specifically, the Company determined that, in the Consolidated Statements of Cash Flows, certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities,” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities."

In addition, as previously disclosed in the Company's Current Report on Form 8-K dated February 10, 2023, the Audit Committee, after discussion with management, concluded that the Original Form 10-Q, and any reports, related earnings releases, investor presentations or similar communications of the same period should not longer be relied upon due to an error in the identified by the Company related to the classification of certain interest income derived from margin lending made by subsidiaries of the Company within the Company’s income statement (the "Income Statement Error"). Specifically, the Company determined that, in the Consolidated Statements of Operations and Other Comprehensive Income in the Original Form 10-Q, certain interest income from margin lending was presented as “Fee and commission income” whereas it should have been presented as “Interest income.”

The Company determined that the misclassifications described above did not have any impact on the Company's operating performance or reported key performance indicators.

This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original Form 10-Q. In addition, because the Company entered into an agreement to sell its Russian subsidiaries subsequent to December 31, 2021 but prior to the date of the filing of this Amendment, at which time such subsidiaries met the held for sale criteria, this Amendment presents the Company's Russian subsidiaries as assets and liabilities held for sale and discontinued operations, in accordance with ASC 205 and 360.

Restatement of Other Financial Statements

In addition to this Quarterly Report on Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the year ended March 31, 2022 (the "Form 10-K/A) and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 (the "June 2022 Form 10-Q/A") and September 30, 2022 (the "September 2022 Form 10-Q/A"). The Company is filing such other amended reports to restate its audited and unaudited condensed consolidated financial statements, as the case may be, and related financial information for the periods contained in those reports and to amend certain other items within those reports in relation to (i) the Income Statement Error described above, (ii) in the case of the the Form 10-K/A and the June 2022 Form 10-Q/A, the Cash Flow Statement Error described above and (iii) an error with related to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows for the relevant periods.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management has concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, and (iii) the design of a control activity with respect to the
2

classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarter Report.

Items Amended in This Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q in its entirety. The following sections in the Original Form 10-Q have been revised in this Amendment: Part I, Item 1: “Unaudited Condensed Consolidated Financial Statements ”; Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part I, Item 3. “Qualitative and Quantitative Disclosures about Market Risk”; Part I, Item 4. “Controls and Procedures”; and Part II, Item 6. “Exhibits and Financial Statement Schedules”.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report on Form 10-Q/A currently dated certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2 and 32.1).

This Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not reflect adjustments for events occurring subsequent to the filing of the Original Form 10-Q, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the adjustments described above, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q.

3

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2021	March 31, 2021
	(recast)	(recast)
ASSETS
Cash and cash equivalents	$146,358	$168,017
Restricted cash	416,743	490,691
Trading securities	947,833	587,546
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	194,158	49,518
Loans issued	42,439	9,626
Fixed assets, net	17,399	15,571
Intangible assets, net	3,672	3,902
Goodwill	7,840	7,137
Right-of-use asset	6,926	4,626
Other assets	24,030	15,639
Assets held for sale	919,592	748,048
TOTAL ASSETS	$2,726,991	$2,100,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$627,493	$374,718
Customer liabilities	553,015	671,825
Trade payables	50,375	22,002
Current income tax liability	20,579	14,199
Securities sold, not yet purchased – at fair value	15,167	8,569
Loans received	3,497	3,373
Debt securities issued	33,647	31,349
Lease liability	7,031	4,811
Deferred income tax liabilities	1,486	4,007
Deferred distribution payments	8,534	8,534
Other liabilities	4,950	4,707
Liabilities held for sale	809,727	676,568
TOTAL LIABILITIES	2,135,501	1,824,662

Commitments and Contingent Liabilities (Note 20)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,534,712 and 58,443,212 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	59	58
Additional paid in capital	115,278	104,672
Retained earnings	516,149	208,617
Accumulated other comprehensive loss	(39,152)	(36,046)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	592,334	277,301

Non-controlling interest	(844)	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	591,490	275,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,726,991	$2,100,322
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(restated)	(restated)	(restated)	(restated)
Revenue:
Fee and commission income	$91,411	$58,099	$262,715	$135,987
Net gain on trading securities	7,014	13,972	195,270	19,243
Interest income	24,799	5,224	59,339	11,762
Net gain on foreign exchange operations	1,106	103	3,773	142
Net (loss)/gain on derivative	(314)	946	(1,028)	61
TOTAL REVENUE, NET	124,016	78,344	520,069	167,195

Expense:
Fee and commission expense	20,640	18,295	61,246	45,771
Interest expense	18,434	3,223	44,432	8,802
Operating expense	28,243	10,338	63,544	22,236
Provision for impairment losses	32	952	614	1,573
Other (income)/expense, net	(94)	15	480	(57)
TOTAL EXPENSE	67,255	32,823	170,316	78,325

NET INCOME BEFORE INCOME TAX	56,761	45,521	349,753	88,870

Income tax expense	(1,768)	(6,599)	(38,980)	(11,698)

INCOME FROM CONTINUING OPERATIONS	54,993	38,922	310,773	77,172

Income/(loss) before income tax (expense)/benefit of discontinued operations	(5,067)	4,511	(4,609)	18,190

Income tax (expense)/benefit of discontinued operations	962	(1,112)	953	(5,202)

Income/(loss) from discontinued operations	(4,105)	3,399	(3,656)	12,988

NET INCOME	50,888	42,321	307,117	90,160

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(343)	(53)	(415)	243

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,231	$42,374	$307,532	$89,917

OTHER COMPREHENSIVE INCOME
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	—	—	71
Foreign currency translation adjustments, net of tax effect	(7,336)	6,851	(3,106)	4,565

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$43,552	$49,172	$304,011	$94,796

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(343)	(53)	(415)	243

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,895	$49,225	$304,426	$94,553

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	0.93	0.67	5.25	1.32
Earnings from continuing operations per common share - diluted	0.93	0.67	5.25	1.32

(Loss)/earnings from discontinued operations per common share - basic	(0.07)	0.06	(0.06)	0.22
(Loss)/earnings from discontinued operations per common share - diluted	(0.07)	0.06	(0.06)	0.22

Earnings per common share - basic	0.86	0.73	5.18	1.54
Earnings per common share - diluted	0.86	0.72	5.18	1.54

Weighted average number of shares (basic)	59,534,712	58,395,606	59,326,201	58,370,521
Weighted average number of shares (diluted)	59,534,712	58,450,688	59,326,201	58,423,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Nine Months Ended December 31,
	2021	2020
	(restated)	(restated)
Cash Flows (Used In)/From Operating Activities
Net income	$307,117	$90,160
Net income/(loss) from discontinued operations	(3,656)	12,988
Net income/(loss) from continued operations	310,773	77,172
Adjustments to reconcile net income (used in)/from operating activities:
Depreciation and amortization	2,433	2,109
Noncash lease expense	2,344	2,094
Change in deferred taxes	(2,508)	1,485
Stock compensation expense	5,635	57
Share based payment	—	517
Unrealized (gain)/loss on trading securities	(5,487)	(5,680)
Net change in accrued interest	(24,664)	(392)
Allowances for receivables	615	1,573
Changes in operating assets and liabilities:
Lease liabilities	(2,613)	(1,873)
Trading securities	(358,257)	(37,819)
Brokerage and other receivables	(143,118)	52,407
Other assets	(9,680)	(1,289)
Securities sold, not yet purchased – at fair value	5,979	9,078
Customer liabilities	(230,970)	336,882
Current income tax liability	6,380	1,123
Trade payables	28,750	10,824
Other liabilities	(346)	(174)
Net cash flows (used in)/from operating activities from continuing operations	(414,734)	448,094
Net cash flows (used in)/from operating activities from discontinued operations	(222,901)	156,483
Net cash flows (used in)/from operating activities	(637,635)	604,577

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(4,066)	(1,011)
Proceeds from sale of fixed assets	175	7
Loans purchased from microfinance organization	(29,020)	—
Loans sold to microfinance organization	6,828	—
Loans issued	(11,946)	122
Proceeds from sale of available-for-sale securities, at fair value	—	6,437
Consideration paid for Zerich Capital Management	—	(7,110)
Consideration paid for Prime Executions	—	(2,500)
Consideration paid for Freedom Bank KZ	—	(53,097)
Cash, cash equivalents and restricted cash received from acquisitions	—	157,533
Net cash flows (used in)/from investing activities from continuing operations	(38,029)	100,381
Net cash flows (used in)/from investing activities from discontinued operations	(2,790)	(1,102)
Net cash flows (used in)/from investing activities	(40,819)	99,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	270,146	(1,511)
Proceeds from issuance of debt securities	13,000	3,554
Repurchase of debt securities	(10,104)	(8,186)
Net change in bank customer deposits	83,448	6,555
Proceeds from loans received	—	2,423
Exercise of options	119	118
Net cash flows from/(used in) financing activities from continuing operations	356,609	2,953
Net cash flows from/(used in) financing activities from discontinued operations	37,982	193,788
Net cash flows from financing activities	394,591	196,741

Effect of changes in foreign exchange rates on cash and cash equivalents from continuing operations	(5,100)	(1,050)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	13,695	4,837

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(275,268)	904,384

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	658,708	76,820
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	559,385	110,361
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,218,093	187,181

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	563,101	616,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	379,724	475,298
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$942,825	$1,091,565

	For The Nine Months ended
	December 31, 2021	December 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,632	$5,948
Income tax paid	$42,237	$10,222

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$4,686	$1,037

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from continuing operations reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$146,358	$155,376
Restricted cash	416,743	460,891
Total cash, cash equivalents and restricted cash from continuing operations shown as in the statement of cash flows	$563,101	$616,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited) (All amounts in thousand of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	Shares	Amount

Balance At September 30, 2021	59,534,712	$59	$110,717	$464,918	$(31,816)	$(501)	$543,377

Stock based compensation	—	—	4,561	—	—	—	4,561
Translation difference	—	—	—	—	(7,336)	—	(7,336)
Net income /(loss)	—	—	—	51,231	—	(343)	50,888

Balance At December 31, 2021	59,534,712	$59	$115,278	$516,149	$(39,152)	$(844)	$591,490

Balance At March 31, 2021	58,443,212	$58	$104,672	$208,617	$(36,046)	$(1,641)	$275,660

Stock based compensation	1,031,500	1	11,283	—	—	—	11,284
Sale of Freedom UA shares	—	—	(796)	—	—	1,212	416
Exercise of options	60,000	—	119	—	—	—	119
Translation difference	—	—	—	—	(3,106)	—	(3,106)
Net income (loss)	—	—	—	307,532	—	(415)	307,117

Balance At December 31, 2021	$59,534,712	$59	$115,278	$516,149	$(39,152)	$(844)	$591,490

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited) (All amounts in thousand of United States dollars, except share data, unless otherwise stated)

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
On October 17, 2022, the Company has entered into an agreement to sell its Russian subsidiaries, Freedom RU and Freedom Bank RU. For financial information regarding the Company's Russian subsidiaries see Note 22 - Assets and Liabilities held for sale and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q/A. In addition, the Company intends to sell its Freedom Finance Auto LLC subsidiary, which is not material in the context of its operations. The sale of Freedom Finance Auto LLC by the Company is a condition precedent in the agreement to sell Freedom RU and Freedom Bank RU.
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
The changes in the carrying amount of goodwill as of March 31, 2021, and for the quarter December 31, 2021, were as follows:

Balance as of March 31, 2021	$7,137

Foreign currency translation	703

Balance as of December 31, 2021	$7,840

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

A disposal group that represents a strategic shift to the Company or is acquired with the intention to sell is reflected as a discontinued operation on the Condensed Consolidated Statements of Operation and Statement of Other Comprehensive Income and prior periods are recast to reflect the earnings or losses as income from discontinued operations. The Condensed Consolidated Financial Statements and related Notes reflect the securities brokerage and complementary banking operations in Russia as discontinued operations as the Company has entered into an agreement to divest these operations. The sale of these operations was approved by the Central Bank of the Russian Federation on February 10, 2023, and the sale was completed on February 28, 2023.

For the purpose of preparing current amended condensed consolidated financial statements, the Company has reclassified Russian business's assets and liabilities as held for sale. Additional information is presented in Note 3 "Recast".
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
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The CODM recently, however, restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S., Russia, and Middle East/Causcasus.
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
NOTE 3 – RECAST

When preparing the condensed consolidated financial statements as of September 30, 2022 and for the three and six months ended September 30, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of December 31, 2021, and 2020, required revision, because the assets and liabilities to be disposed of in connection with the planned sale of Freedom RU and Freedom Bank RU met the held for sale criteria, such subsidiaries are presented as discontinued operations in accordance with ASC 205 and 360 in the condensed consolidated financial statements as of December 31, 2021 and for the three and nine months ended December 31, 2021 and in the corresponding periods of 2020 for comparative purposes. For additional information see Note 22 Assets and Liabilities held for sale to the condensed consolidated financial statements.

The previously issued Condensed Consolidated Balance Sheets as of December 31, 2021, and March 31, 2021 and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three and nine months ended December 31, 2021, and 2020 have been revised as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of December 31, 2021
	As previously reported	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$493,263	$(346,905)	$146,358
Trading securities	1,348,656	(400,823)	947,833
Restricted cash	404,718	12,025	416,743
Brokerage and other receivables, net	302,403	(108,245)	194,158
Loans issued	44,995	(2,556)	42,439
Other assets	30,321	(6,291)	24,030
Fixed assets, net	21,221	(3,822)	17,399
Right-of-use asset	17,830	(10,904)	6,926
Intangible assets, net	8,703	(5,031)	3,672
Goodwill	7,840	—	7,840
Available-for-sale securities, at fair value	1	—	1
Assets held for sale	—	919,592	919,592
TOTAL ASSETS	$2,679,951	$47,040	$2,726,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$710,284	$(82,791)	$627,493
Customer liabilities	1,145,070	(592,055)	553,015
Trade payables	51,031	(656)	50,375
Current income tax liability	20,620	(41)	20,579
Securities sold, not yet purchased – at fair value	15,167	—	15,167
Loans received	3,497	—	3,497
Debt securities issued	105,363	(71,716)	33,647
Lease liability	17,573	(10,542)	7,031
Deferred income tax liabilities	1	1,485	1,486
Deferred distribution payments	8,534	—	8,534
Liabilities held for sale	—	809,727	809,727
Other liabilities	11,321	(6,371)	4,950
TOTAL LIABILITIES	2,088,461	47,040	2,135,501
Commitments and Contingent Liabilities (Note 30)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	59	—	59
Additional paid in capital	115,278	—	115,278
Retained earnings	516,149	—	516,149
Accumulated other comprehensive loss	(39,152)	—	(39,152)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	592,334	—	592,334

Non-controlling interest	(844)	—	(844)
TOTAL SHAREHOLDERS’ EQUITY	591,490	—	591,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,679,951	$47,040	$2,726,991

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of March 31, 2021
	As previously reported	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$698,828	$(530,811)	$168,017
Trading securities	736,188	(148,642)	587,546
Restricted cash	437,958	52,733	490,691
Brokerage and other receivables, net	64,801	(15,283)	49,518
Loans issued	11,667	(2,041)	9,626
Other assets	19,902	(4,263)	15,639
Fixed assets, net	18,385	(2,814)	15,571
Right-of-use asset	13,262	(8,636)	4,626
Intangible assets, net	9,785	(5,883)	3,902
Goodwill	7,868	(731)	7,137
Available-for-sale securities, at fair value	1	—	1
Assets held for sale	—	748,048	748,048
TOTAL ASSETS	$2,018,645	$81,677	$2,100,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$426,715	$(51,997)	$374,718
Customer liabilities	1,163,697	(491,872)	671,825
Trade payables	22,304	(302)	22,002
Current income tax liability	14,843	(644)	14,199
Securities sold, not yet purchased – at fair value	8,592	(23)	8,569
Loans received	3,373	—	3,373
Debt securities issued	68,443	(37,094)	31,349
Lease liability	13,249	(8,438)	4,811
Deferred income tax liabilities	4,385	(378)	4,007
Deferred distribution payments	8,534	—	8,534
Liabilities held for sale	—	676,568	676,568
Other liabilities	8,850	(4,143)	4,707
TOTAL LIABILITIES	1,742,985	81,677	1,824,662
Commitments and Contingent Liabilities (Note 30)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	58	—	58
Additional paid in capital	104,672	—	104,672
Retained earnings	208,617	—	208,617
Accumulated other comprehensive loss	(36,046)	—	(36,046)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	277,301	—	277,301

Non-controlling interest	(1,641)	—	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	275,660	—	275,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,018,645	$81,677	$2,100,322

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2021
	As previously reported*	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$117,316	$(25,905)	$91,411
Net gain on trading securities	403	6,611	7,014
Interest income	27,828	(3,029)	24,799
Net (loss)/gain on foreign exchange operations	451	655	1,106
Net loss on derivative	(314)	—	(314)
TOTAL REVENUE, NET	145,684	(21,668)	124,016

Expense:
Fee and commission expense	22,716	(2,076)	20,640
Interest expense	20,799	(2,365)	18,434
Operating expense	50,496	(22,253)	28,243
Provision for impairment losses	45	(13)	32
Other expense, net	(64)	(30)	(94)
TOTAL EXPENSE	93,992	(26,737)	67,255

INCOME BEFORE INCOME TAX	51,692	5,069	56,761

Income tax expense	(806)	(962)	(1,768)

INCOME FROM CONTINUING OPERATIONS	50,886	4,107	54,993

Income/(loss) before income tax (expense)/benefit of discontinued operations	—	(5,067)	(5,067)

Income tax (expense)/benefit of discontinued operations	—	962	962

Income/(loss) from discontinued operation	—	(4,105)	(4,105)

NET INCOME	50,886	2	50,888

Less: Net loss attributable to non-controlling interest in subsidiary	(343)	—	(343)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,229	$2	$51,231

OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	—	—
Foreign currency translation adjustments, net of tax effect	(7,336)	2,672	(4,664)

OTHER COMPREHENSIVE INCOME/(LOSS)	(7,336)	2,672	(4,664)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$43,550	$2,674	$46,224

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(343)	—	(343)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,893	$2,674	$46,567

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
For the three months ended December 31, 2021, the Company’s EPS as reported was 0.86 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.93, (0.07), and 0.86 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.

	Three months ended December 31, 2020
	As previously reported*	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$72,484	$(14,385)	$58,099
Net gain on trading securities	18,944	(4,972)	13,972
Interest income	9,223	(3,999)	5,224
Net (loss)/gain on foreign exchange operations	(1,413)	1,516	103
Net gain on derivative	995	(49)	946
TOTAL REVENUE, NET	100,233	(21,889)	78,344

Expense:
Fee and commission expense	20,278	(1,983)	18,295
Interest expense	6,649	(3,426)	3,223
Operating expense	21,921	(11,583)	10,338
Provision for impairment losses	1,109	(157)	952
Other expense, net	244	(229)	15
TOTAL EXPENSE	50,201	(17,378)	32,823

INCOME BEFORE INCOME TAX	50,032	(4,511)	45,521

Income tax expense	(7,711)	1,112	(6,599)

INCOME FROM CONTINUING OPERATIONS	42,321	(3,399)	38,922

Income before income tax expense of discontinued operations	—	4,511	4,511

Income tax expense of discontinued operations	—	(1,112)	(1,112)

Income from discontinued operations	—	3,399	3,399

NET INCOME	42,321	—	42,321

Less: Net loss attributable to non-controlling interest in subsidiary	(53)	—	(53)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42,374	$—	$42,374

OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	—	—
Foreign currency translation adjustments, net of tax effect	6,851	—	6,851

OTHER COMPREHENSIVE INCOME	6,851	—	6,851

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$49,172	$—	$49,172

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(53)	—	(53)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49,225	$—	$49,225
For the three months ended December 31, 2020, the Company’s EPS as reported was 0.73 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.67, 0.06, and for basic and diluted EPS for continuing operations, discontinued operations, and 0.73, 0.72 for basic and diluted total EPS, respectively.

	Nine months ended December 31, 2021
	As previously reported*	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$327,966	$(65,251)	$262,715
Net gain on trading securities	185,554	9,716	195,270
Interest income	69,259	(9,920)	59,339
Net (loss)/gain on foreign exchange operations	885	2,888	3,773
Net loss on derivative	(1,028)	—	(1,028)
TOTAL REVENUE, NET	582,636	(62,567)	520,069

Expense:
Fee and commission expense	67,547	(6,301)	61,246
Interest expense	51,256	(6,824)	44,432
Operating expense	117,384	(53,840)	63,544
Provision for impairment losses	704	(90)	614
Other expense, net	600	(120)	480
TOTAL EXPENSE	237,491	(67,175)	170,316

INCOME BEFORE INCOME TAX	345,145	4,608	349,753

Income tax expense	(38,037)	(943)	(38,980)

INCOME FROM CONTINUING OPERATIONS	307,108	3,665	310,773

Income/(loss) before income tax (expense)/benefit of discontinued operations	—	(4,609)	(4,609)

Income tax (expense)/benefit of discontinued operations	—	953	953

Income/(loss) from discontinued operations	—	(3,656)	(3,656)

NET INCOME	307,108	9	307,117

Less: Net loss attributable to non-controlling interest in subsidiary	(415)	—	(415)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$307,523	$9	$307,532

OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	—	—
Foreign currency translation adjustments, net of tax effect	(3,106)	2,574	(532)

OTHER COMPREHENSIVE INCOME/(LOSS)	(3,106)	2,574	(532)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$304,002	$2,583	$306,585

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(415)	—	(415)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	304,417	2,583	307,000
For the nine months ended December 31, 2021, the Company’s EPS as reported was 5.18 for basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 5.25, (0.06), and 5.18 for basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.

	Nine months ended December 31, 2020
	As previously reported*	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$169,590	$(33,603)	$135,987
Net gain on trading securities	36,330	(17,087)	19,243
Interest income	18,930	(7,168)	11,762
Net gain on foreign exchange operations	1,359	(1,217)	142
Net gain on derivative	149	(88)	61
TOTAL REVENUE, NET	226,358	(59,163)	167,195

Expense:
Fee and commission expense	50,068	(4,297)	45,771
Interest expense	15,092	(6,290)	8,802
Operating expense	52,214	(29,978)	22,236
Provision for impairment losses	1,775	(202)	1,573
Other expense/(income), net	149	(206)	(57)
TOTAL EXPENSE	119,298	(40,973)	78,325

INCOME BEFORE INCOME TAX	107,060	(18,190)	88,870

Income tax expense	(16,900)	5,202	(11,698)

INCOME FROM CONTINUING OPERATIONS	90,160	(12,988)	77,172

Income before income tax expense of discontinued operations	—	18,190	18,190

Income tax expense of discontinued operations	—	(5,202)	(5,202)

Income from discontinued operations	—	12,988	12,988

NET INCOME	90,160	—	90,160

Less: Net income attributable to non-controlling interest in subsidiary	243	—	243

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$89,917	$—	$89,917

OTHER COMPREHENSIVE INCOME

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	71	—	71
Foreign currency translation adjustments, net of tax effect	4,565	—	4,565

OTHER COMPREHENSIVE INCOME	4,636	—	4,636

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$94,796	$—	$94,796

Less: Comprehensive income attributable to non-controlling interest in subsidiary	243	—	243
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$94,553	$—	$94,553
For the nine months ended December 31, 2020, the Company’s EPS as reported was 1.54 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 1.32, 0.22, and 1.54 for both basic and diluted EPS for continuing operations, discontinued operations, and total EPS, respectively.
*amounts with restatement in fee and commission income and interest income, for more information please see Note 4 Restatement.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 – RESTATEMENT

It was determined that there were errors in the Company's previously issued consolidated financial statements for the year ended March 31, 2022 related to the classification of loans issued, bank customer accounts and funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows for the year ended March 31, 2022, Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities", that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities", and that activities related to funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". The Company has evaluated the effect of the incorrect classifications

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and concluded that restatement was necessary. The Company determined that the restatement did not have any impact on the Company’s operating performance or any per-share amounts.
The following tables summarize the impact of these corrections of errors for the nine months ended December 31, 2021, and 2020:

	For the nine months ended December 31, 2021
	As previously reported	Adjustments for discontinued operations	As recasted	Correction of errors	As restated

Net cash flows from operating activities	$(582,080)	$(34,465)	$(616,545)	$(21,090)	$(637,635)
Net cash flows from investing activities	(6,110)	—	(6,110)	(34,709)	(40,819)
Net cash flows from financing activities	338,792	—	338,792	55,799	394,591
Effect of changes in foreign exchange rates on cash and cash equivalents	10,593	(1,998)	8,595	—	8,595

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(238,805)	$(36,463)	$(275,268)	$—	$(275,268)

	For the nine months ended December 31, 2020
	As previously reported	Adjustments for discontinued operations	As recasted	Correction of errors	As restated

Net cash flows from operating activities	$698,954	$41,110	$740,064	$(135,487)	$604,577
Net cash flows from investing activities	98,418	739	99,157	122	99,279
Net cash flows from financing activities	61,952	(576)	61,376	135,365	196,741
Effect of changes in foreign exchange rates on cash and cash equivalents	3,787	—	3,787	—	3,787

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$863,111	$41,273	$904,384	$—	$904,384

In addition, it was determined that in the Company's previously issued condensed consolidated financial statements for the three and nine months ended December 31, 2021 and 2020, interest income from margin lending to clients had been erroneously classified within fee and commission income from brokerage services. Such income has been reclassified to interest income as a separate sub-line item within interest income entitled interest income from margin lending to clients. The following

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
tables summarize the impact of corrections of the errors on the Condensed Consolidated Statements of Operations and Other Comprehensive Income for the periods presented:

	For the three months ended December 31, 2021
	As previously reported	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$122,237	$(25,905)	$96,332	$(4,921)	91,411
Net gain on trading securities	403	6,611	7,014	—	7,014
Interest income	22,907	(3,029)	19,878	4,921	24,799
Net gain on foreign exchange operations	451	655	1,106	—	1,106
Net loss on derivative	(314)	—	(314)	—	(314)

TOTAL REVENUE, NET	$145,684	$(21,668)	$124,016	$—	$124,016

	For the three months ended December 31, 2020
	As previously reported	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$74,333	$(14,385)	$59,948	$(1,849)	58,099
Net gain on trading securities	18,944	(4,972)	13,972	—	13,972
Interest income	7,374	(3,999)	3,375	1,849	5,224
Net gain on foreign exchange operations	(1,413)	1,516	103	—	103
Net loss on derivative	995	(49)	946	—	946

TOTAL REVENUE, NET	$100,233	$(21,889)	$78,344	$—	$78,344

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For the nine months ended December 31, 2021
	As previously reported	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$336,178	$(65,251)	$270,927	$(8,212)	262,715
Net gain on trading securities	185,554	9,716	195,270	—	195,270
Interest income	61,047	(9,920)	51,127	8,212	59,339
Net gain on foreign exchange operations	885	2,888	3,773	—	3,773
Net loss on derivative	(1,028)	—	(1,028)	—	(1,028)

TOTAL REVENUE, NET	$582,636	$(62,567)	$520,069	$—	$520,069

	For the nine months ended December 31, 2020
	As previously reported	Adjustments for discontinued operations	As restated	Correction of errors	As restated
Fee and commission income	$171,949	$(33,603)	$138,346	$(2,359)	135,987
Net gain on trading securities	36,330	(17,087)	19,243	—	19,243
Interest income	16,571	(7,168)	9,403	2,359	11,762
Net gain on foreign exchange operations	1,359	(1,217)	142	—	142
Net loss on derivative	149	(88)	61	—	61

TOTAL REVENUE, NET	$226,358	$(59,163)	$167,195	$—	$167,195

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – CASH AND CASH EQUIVALENTS
As of December 31, 2021, and March 31, 2021, cash and cash equivalents consisted of the following:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Current account with National Bank (Kazakhstan)	$55,816	$36,726
Current accounts with commercial banks	39,076	61,203
Current accounts with brokers	27,582	37,324
Securities purchased under reverse repurchase agreements	13,826	11,917
Petty cash in bank vault and on hand	7,051	14,916
Accounts with stock exchanges	2,254	5,873
Current account with Central Depository (Kazakhstan)	753	58
Total cash and cash equivalents	$146,358	$168,017
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
As of December 31, 2021, and March 31, 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	December 31, 2021 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	0.35%	$7,773	$—	$7,773
Non-US sovereign debt	0.51%	5,811	—	5,811
Corporate equity	14.62%	242	—	242
Corporate debt	—%	—	—	—
Total securities sold under repurchase agreements		$13,826	$—	$13,826

	March 31, 2021 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate debt	10.15%	$8,460	$—	$8,460
US sovereign debt	0.88%	1,785	—	1,785
Corporate equity	0.50%	1,562	—	1,562
Non-US sovereign debt	13.09%	110	—	110
Total securities sold under repurchase agreements		$11,917	$—	$11,917
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2021, and March 31, 2021, was $333,803 and $12,123, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – RESTRICTED CASH
Restricted cash for the periods ended December 31, 2021, and March 31, 2021, consisted of:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Brokerage customers’ cash	$408,175	$482,135
Deferred distribution payments	8,534	8,535
Guaranty deposits	34	21
Total restricted cash	$416,743	$490,691

As of December 31, 2021, and March 31, 2021, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at December 31, 2021, and March 31, 2021. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs and potential owners of an entity that also claimed through the shareholder, the Company has been unable to determine who is legally entitled to receive the distribution payment. During the quarter ended December 31, 2021, the putative estate asserted claims in Utah state court seeking, among other things, payment of the distribution. The Company and the putative estate have agreed to attempt to mediate the dispute. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q/A.
NOTE 7 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of December 31, 2021, and March 31, 2021, trading and available-for-sale securities consisted of:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Corporate debt	$513,671	$301,898
Non-US sovereign debt	395,667	239,630
Corporate equity	22,149	39,280
Exchange traded notes	9,386	2,077
US sovereign debt	6,960	4,661
Total trading securities	$947,833	$587,546

Equity securities	$1	$1
Total available-for-sale securities, at fair value	$1	$1

As of December 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC (BBB credit rating) in the amount of $279,636 and the Ministry of Finance of the Republic of Kazakhstan (BBB- credit rating) in the amount of $372,100. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $232,958 and $232,601, respectively.
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
The following tables present securities assets in the Condensed Consolidated Financial Statements or disclosed in the Notes to the Condensed Consolidated Financial Statements at fair value on a recurring basis as of December 31, 2021, and March 31, 2021:

	Weighted Average Interest Rate	Total	Fair Value Measurements at December 31, 2021 using (Recast)
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	8.80%	$513,671	$512,887	$415	$369
Non-U.S. sovereign debt	9.35%	395,667	393,124	1,593	950
Corporate equity	—	22,149	21,151	553	445
Exchange traded notes	—	9,386	9,386	—	—
U.S. sovereign debt	2%	6,960	6,960	—	—

Total trading securities		$947,833	$943,508	$2,561	$1,764

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements at March 31, 2021 using (Recast)
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	8.06%	$239,630	$239,630	$—	$—
Exchange traded notes	—	2,077	2,077	—	—
Corporate debt	9.22%	301,898	301,538	—	360
Corporate equity	—	39,280	20,607	—	18,673
U.S. sovereign debt	1.68%	4,661	4,661	—	—

Total trading securities		$587,546	$568,513	$—	$19,033

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1
The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of December 31, 2021, and March 31, 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2021	FV as of March 31, 2021	Significant Unobservable Inputs	%
		(Recast)	(Recast)
Non-US sovereign debt	DCF	$949	$—	Discount rate	13.8%
				Estimated number of years	1 year
Corporate equity	DCF	$446	$302	Discount rate	18.5%
				Estimated number of years	9 years
Corporate debt	DCF	$369	$360	Discount rate	16.5%
				Estimated number of years	9 years
Corporate equity	DCF	$—	$18,371	Discount rate	10.6%
				Estimated number of years	9 years
Total		$1,764	$19,033

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2021, and the year ended March 31, 2021:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2021 (Recast)	$19,033	$1
Reclassification to level 1	(18,408)	—
Redemption of securities that use Level 3 inputs	(1,030)	—
Purchase of investments that use Level 3 inputs	2,059	—
Revaluation of investments that use Level 3 inputs	110	—
Balance as of December 31, 2021 (Recast)	1,764	1

Balance as of March 31, 2020 (Recast)	$11,259	$1
Sale of investments that use Level 3 inputs	(2)	—
Purchase of investments that use Level 3 inputs	739	—
Revaluation of investments that use Level 3 inputs	7,037	—
Balance as of March 31, 2021 (Recast)	$19,033	$1
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2021, and March 31, 2021:

	December 31, 2021 (Recast)
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of December 31, 2021	$1	$—	$1

	March 31, 2021 (Recast)
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of March 31, 2021	$1	$—	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables as of December 31, 2021, and March 31, 2021, consisted of:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Margin lending receivables	$186,373	$43,138
Receivables from brokerage clients	3,637	3,896
Long-term installments receivables	1,208	1,280
Receivable from sale of securities	1,050	484
Receivable for underwriting and market-making services	812	564
Bank commissions receivable	337	697
Dividends accrued	120	1,392
Bonds coupon receivable	—	—
Other receivables	2,380	48

Allowance for receivables	(1,759)	(1,981)

Total brokerage and other receivables, net	$194,158	$49,518
As of December 31, 2021, and March 31, 2021, amounts due from a single related party customer were $125,799 a $9,866, respectively or 65% and 20% respectively, of total margin lending, brokerage and other receivables, net. Approximately 59% and 83% of these balances were due from Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”), a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Company considers receivables due from related parties fully collectible. As of December 31, 2021, and March 31, 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $1,759 and $1,981, respectively.
NOTE 9 – LOANS ISSUED
Loans issued as of December 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loan	$19,874	February 2023 - September 2036	15.19%	$19,846	KZT
Uncollateralized bank customer loans	16,075	January 2022 - December 2036	18.22%	—	KZT
Subordinated loan	5,132	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,358	September 2029	7.00%	—	UAH
	$42,439
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
	$9,626
NOTE 10 – DEFERRED TAX LIABILITIES
The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany, Azerbaijan United Kingdom, Armenia and the United States of America.
The tax rates used for deferred tax assets and liabilities as of December 31, 2021, and March 31, 2021, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 2% for Azerbaijan, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan. This note is presented excluding the discontinued operations, which is presented separately in Note 26 "Assets and Liabilities Held for Sale".
Deferred tax assets and liabilities of the Company are comprised of the following:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Deferred tax assets:
Tax losses carryforward	$305	$316
Accrued liabilities	97	109
Depreciation	16	16
Revaluation on trading securities	—	—
Valuation allowance	(305)	(316)
Deferred tax assets	$113	$125

Deferred tax liabilities:
Revaluation on trading securities	$978	$2,041
Fixed and intangible assets	621	1,568
Subordinated debt	—	523
Deferred tax liabilities	$1,599	$4,132

Net deferred tax liabilities	$(1,486)	$(4,007)
During the nine months ended December 31, 2021, and 2020, the effective tax rate was equal to 11.1% and 13.2%, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Net operating loss carryforwards as of December 31, 2021, and March 31, 2021, were $305 and $2,104, respectively, and are subject to income tax in Uzbekistan.
NOTE 11 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of December 31, 2021, and March 31, 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2021 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	10.30%	$314,217	$—	$314,217
Non-U.S. sovereign debt	10.51%	308,878	—	308,878
US sovereign debt	0.36%	4,398	—	4,398
Corporate equity	—%	—	—	—
Total		$627,493	$—	$627,493

	March 31, 2021 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	9.28%	$229,122	$—	$229,122
Corporate debt	9.27%	138,029	—	138,029
Corporate equity	3.78%	5,757	—	5,757
US sovereign debt	0.40%	1,810	—	1,810
Total securities sold under repurchase agreements		$374,718	$—	$374,718
The fair value of collateral pledged under repurchase agreements as of December 31, 2021, and March 31, 2021, was $711,850 and $374,610, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 12 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Brokerage customers	$360,652	$547,349
Banking customers	192,363	124,476
Total	$553,015	$671,825

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2021, banking customer liabilities consisted of current accounts and deposits of $69,629 and $124,701, respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively.
NOTE 13 – TRADE PAYABLES
Trade payables of the Company is comprised of the following:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Margin lending payable	$45,990	$20,120
Payables to suppliers of goods and services	3,666	1,383
Trade payable for securities purchased	516	292
Other	203	207
Total	$50,375	$22,002
On December 31, 2021, and March 31, 2021, trade payables due to a single related party were $41,801 or 83% and $13,810 or 62%, respectively.
NOTE 14 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE
As of December 31, 2021, and March 31, 2021, the Company’s securities sold, not yet purchased at fair value was $15,167 and $8,569, respectively.
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
NOTE 15 – LOANS RECEIVED
Loans received by the Company includes:

Company	Lender	December 31, 2021	March 31, 2021	Interest Rate	Term	Maturity dates
		(Recast)	(Recast)
Freedom Holding Corp.	Non-Bank	$3,497	$3,373	5.00%	26 months	12/31/22
Total		$3,497	$3,373
As of December 31, 2021, non-bank loans received were unsecured. As of December 31, 2021, and March 31, 2021, accrued interest on the loans totaled $197 and $73, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 – DEBT SECURITIES ISSUED
Outstanding debt securities of the Company include the following:

	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Debt securities issued denominated in USD	$33,498	$30,700
Accrued interest	149	649
Total	$33,647	$31,349
As of December 31, 2021, and March 31, 2021, the Company's debt securities include $20,498 of FRHC notes issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX. The Company’s debt securities also include $13,000 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate of the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026.
On May 29, 2021 the Company retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

NOTE 17 – NET GAIN ON TRADING SECURITIES

Net gain on trading securities is comprised of:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	(Recast)	(Recast)
Net gain recognized during the period on trading securities sold during the period	$41,386	$6,571
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(34,372)	7,401
Net gain recognized during the period on trading securities	$7,014	$13,972

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
	(Recast)	(Recast)
Net gain recognized during the period on trading securities sold during the period	$189,783	$13,563
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	5,487	5,680
Net gain recognized during the period on trading securities	$195,270	$19,243

As of December 31, 2021, and March 31, 2021, the Company held in its proprietary trading portfolio shares SPBX at fair value of $7,182 and $18,371, respectively.

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

During the nine months ended December 31, 2021, the Company exchanged approximately 12,500,000 shares of its stock of SPBX for units in the SPBX ETF. During the nine months ended December 31, 2021, the Company sold its SPBX ETF units to approximately 15,490 investors through placement agents for net proceeds of $167,011. Additionally, during the three months ended December 31, 2021, the Company sold approximately 2,423,000 shares of SPBX to the market for net proceeds of $32,858. As a result, during the nine months ended December 31, 2021, the Company recognized net gain on trading securities sold of $189,783, which included $177,146 of realized gain from the sale of the SPBX ETF and SPBX shares.
NOTE 18 – RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2021, and 2020, the Company earned commission income from related parties in the amounts of $76,655 and $51,436, respectively. During the nine months ended December 31, 2021, and 2020, the Company earned commission income from related parties in the amounts of $220,563 and $116,771, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended December 31, 2021, and 2020, the Company paid commission expense to related parties in the amount of $3,805 and $6,139, respectively. During the nine months ended December 31, 2021, and 2020, the Company paid commission expense to related parties in the amount of $14,297 and $19,302, respectively.
Interest income earned from related parties is comprised entirely of interest income from FFIN Brokerage, principally interest income from margin lending. During the three months ended December 31, 2021 and 2020, the Company earned interest income from related parties in the amounts of $3,813 and $1,677, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the three months ended December 31, 2021, and 2020. During the nine months ended December 31, 2021 and 2020, the Company earned interest income from related parties in the amounts of $5,076 and $2,062, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the nine months ended December 31, 2021, and 2020.
During the three months ended December 31, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $385 and $0, respectively. During the nine months ended December 31, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of 951 and $0, respectively.
As of December 31, 2021, and March 31, 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,822 and $12,237, respectively.
As of December 31, 2021, and March 31, 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $361 and $960, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
As of December 31, 2021, and March 31, 2021, the Company had margin lending receivables with related parties totaling $125,799 and $9,866, respectively.
As of December 31, 2021, and March 31, 2021, the Company had margin lending payables to related parties, totaling $41,801 and $13,810, respectively.
As of December 31, 2021, and March 31, 2021, the Company had accounts payable due to a related party totaling $438 and $299, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2021, and March 31, 2021, the Company had financial liability with related parties totaling $1,712 and $1,707, respectively.
As of December 31, 2021, and March 31, 2021, the Company had customer liabilities to related parties totaling $181,260 and $235,460 respectively.
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
NOTE 19 – STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2021, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $119. During the nine months ended December 31, 2020, no outstanding non-qualified stock options were exercised.

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
NOTE 20 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2021, a total of 1,031,500 restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $4,561 during the three months ended December 31, 2021, and $31 during three months ended December 31, 2020. The compensation expense related to restricted stock grants was $11,283 during the nine months ended December 31, 2021, and $978 during the nine months ended December 31, 2020. As of December 31, 2021, there was $28,899 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.36 years.

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
The following is a summary of stock option activity for the nine months ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2021	60,000	$1.98	6.52	$3,083,000
Granted	—	—	—	—
Exercised	(60,000)	1.98	6.52	3,742,000
Forfeited/cancelled/expired	—	—	—	—
Outstanding, at December 31, 2021	—	$—	0	$—
Exercisable, at December 31, 2021	—	$—	0	$—
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
The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2021:

	Classification on Balance Sheet	December 31, 2021
Assets
Operating lease assets	Right-of-use assets	$6,926
Total lease assets		$6,926

Liabilities
Operating lease liability	Operating lease obligations	$7,031
Total lease liability		$7,031
Lease obligations at December 31, 2021, consisted of the following:

Twelve months ending March 31,
2022	$990
2023	3,578
2024	1,430
2025	1,070
2026	1,006
Thereafter	182
Total payments	8,256
Less: amounts representing interest	(1,225)
Lease liability, net	$7,031
Weighted average remaining lease term (in months)	22
Weighted average discount rate	12%
Lease commitments for short term operating leases as of December 31, 2021, are approximately $99. The Company’s rent expense for office space was $194 and $1,123 for the three and nine months ended December 31, 2021, and $80 and $827 for the three and nine months ended December 31, 2020, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 - ASSETS AND LIABILITIES HELD FOR SALE
In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company announced its plans to divest its interests in its Russian securities brokerage and complementary banking operations in Russia ("Russian segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of its Russian segment. Maxim Povalishin, the purchaser, is currently the Deputy General Director and a member of the Board of Directors of Freedom RU. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to be completed within the thee months ended December 31, 2022.
The Company has classified the Russia segment as discontinued operations as of December 31, 2021 and for the three and nine months ended December 31, 2021, because the subsidiaries to be disposed of in this transaction met the held for sale criteria.
In accordance with US GAAP, the Company has reported separately the discontinued operations in the condensed consolidated financial statements. As of December 31, 2021, and March 31, 2021, the major classes of assets and liabilities from discontinued operations included the following:

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$346,996	$531,791
Restricted cash	32,728	27,594
Trading securities	400,823	148,642
Brokerage and other receivables, net	108,245	15,575
Loans issued	2,557	2,041
Other assets	28,243	22,405

Total assets held for sale	$919,592	$748,048

Customer liabilities	$636,898	$573,181
Debt securities issued	71,716	37,095
Securities repurchase agreement obligations	82,791	51,997
Other liabilities	18,322	14,295

Total liabilities held for sale	$809,727	$676,568
The results of operations for discontinued operations for the three and nine months ended December 31, 2021 and 2020, consist of the following:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Fee and commission income	$23,147	$13,571	$59,596	$30,810
Net (loss)/gain on trading securities	(6,611)	4,972	(9,716)	17,087
Interest income	5,786	4,813	15,574	9,961
Net gain/(loss) on foreign exchange operations	(655)	(1,516)	(2,889)	1,217
Net gain/(loss) on derivative	—	49	—	88

Total revenue	21,667	21,889	62,565	59,163

Fee and commission expense	2,075	1,983	6,300	4,298
Interest expense	2,365	3,426	6,824	6,289
Operating expense	22,253	11,583	53,841	29,979
Provision for impairment losses	13	156	89	200
Other (income)/expense, net	28	230	120	207

Total expense	26,734	17,378	67,174	40,973

Profit before income tax	$(5,067)	$4,511	$(4,609)	$18,190
The net cash flows from/(used in) operating and investing activities from discontinued operations for the nine months ended December 31, 2021 and 2020, consist of the following:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine Months Ended December 31,
	2021	2020
Cash Flows (Used In)/From Operating Activities

Net income from discontinued operations	$(3,656)	$12,988

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	1,637	439
Noncash lease expense	3,785	2,847
Impairment of Freedom Bank RU goodwill	—	—
Impairment of Zerich goodwill	—	—
Loss on sale of fixed assets	—	—
Client base write-off	—	—
Change in deferred taxes	(1,892)	1,406
Stock compensation expense	5,647	1,033
Unrealized (gain)/loss on trading securities	9,082	(1,988)
Net change in accrued interest	1,436	567
Allowances/(recovery) for receivables	89	203
Changes in operating assets and liabilities:
Trading securities	(262,438)	(81,345)
Brokerage and other receivables	(93,717)	5,444
Other assets	(1,948)	(1,792)
Securities sold, not yet purchased – at fair value	(24)	—
Customer liabilities	121,173	217,034
Current income tax liability	(623)	990
Trade payables	319	219
Lease liabilities	(3,947)	(2,988)
Other liabilities	2,176	1,426
Net cash flows (used in)/from operating activities from discontinued operations	(222,901)	156,483

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(2,918)	(985)
Proceeds from sale of fixed assets	699	—
Purchase of intangible assets	—	—
Loans issued	(571)	(117)
Net cash flows (used in)/from investing activities from discontinued operations	$(2,790)	$(1,102)
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

	December 31, 2021	March 31, 2021
Bank guarantees	$5,232	$6,594
Unfunded commitments under lines of credits and guarantees	10,142	182
	$15,374	$6,776

NOTE 24 – SEGMENT REPORTING
The Company historically operated as a single operating segment. Subsequent to the initial issuance of these financial statements, with the planned restructuring of the Company's operations and divestiture of Russian subsidiaries, coupled with the continued expansion, there was an election to reorganize operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus and Russia. The Company's CODM do not review inter-segment revenues as part of Segment reporting.
Due to the restatements as discussed in Note 4, the Company has also restated its segment reporting to align with the changes in reportable segments subsequent to the initial issuance of these financial statements. Restated segment information was provided to CODM in their reports.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$6,993	$83,162	$1,256	—	91,411
Net gain on trading securities	6,432	481	101	—	7,014
Interest income	19,845	4,940	14	—	24,799
Net gain/(loss) on foreign exchange operations	1,747	(437)	(209)	5	1,106
Net (loss)/ gain on derivative	(314)	—			(314)
TOTAL REVENUE, NET	34,703	88,146	1,162	5	124,016

Fee and commission expense	2,381	18,106	153	—	20,640
Interest expense	14,097	3,919	418	—	18,434
Operating expense / (income)	11,909	10,517	5,903	(86)	28,243
Provision for impairment losses	—	—	32	—	32
Other income /(expense) , net	(83)	(13)		2	(94)
TOTAL EXPENSE	28,304	32,529	6,506	(84)	67,255

NET INCOME BEFORE INCOME TAX	$6,399	$55,617	$(5,344)	89	$56,761

Income tax expense	1,294	(7,176)	4,114	—	(1,768)
NET PROFIT/(LOSS)	$7,693	$48,441	$(1,230)	89	$54,993

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$18,258	$241,066	$3,391	—	262,715
Net gain/(loss) on trading securities	16,102	179,473	(305)	—	195,270
Interest income	51,250	8,015	74	—	59,339
Net gain/(loss) on foreign exchange operations	4,472	(497)	(207)	5	3,773
Net (loss)/ gain on derivative	(1,028)	—	—	—	(1,028)
TOTAL REVENUE, NET	89,054	428,057	2,953	5	520,069

Fee and commission expense	3,797	56,946	503	—	61,246
Interest expense	35,891	7,422	1,119	—	44,432
Operating expense	29,099	20,089	14,275	81	63,544
Provision for impairment losses	571	11	32	—	614
Other income/(expense), net	503	(21)	—	(2)	480
TOTAL EXPENSE	69,861	84,447	15,929	79	170,316

NET INCOME BEFORE INCOME TAX	19,193	343,610	(12,976)	(74)	349,753

Income tax (expense)/ benefit	1,324	(21,190)	(19,114)	—	(38,980)
NET PROFIT/(LOSS)	20,517	322,420	(32,090)	(74)	310,773

	Three months ended December 31, 2020 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Total
Fee and commission income	3,445	54,629	25	58,099
Net gain on trading securities	6,768	28	7,176	13,972
Interest income	2,980	2,031	213	5,224
Net gain/(loss) on foreign exchange operations	295	88	(280)	103
Net (loss)/ gain on derivative	946	—	—	946
	14,434	56,776	7,134	78,344
TOTAL REVENUE, NET

Fee and commission expense	332	17,874	89	18,295
Interest expense	1,603	1,096	524	3,223
Operating expense	4,776	4,070	1,492	10,338
Provision for impairment losses	952	—	—	952
Other income/ (expense), net	16	(1)	—	15

TOTAL EXPENSE	7,679	23,039	2,105	32,823

NET INCOME BEFORE INCOME TAX	6,755	33,737	5,029	45,521

Income tax (expense)/benefit	(3)	(3,548)	(3,048)	(6,599)
NET PROFIT/(LOSS)	6,752	30,189	1,981	38,922

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2020 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Total
Fee and commission income	11,754	124,208	25	135,987
Net gain on trading securities	12,117	87	7,039	19,243
Interest income	8,379	2,731	652	11,762
Net gain/(loss) on foreign exchange operations	605	(238)	(225)	142
Net (loss)/ gain on derivative	61	—	—	61

TOTAL REVENUE, NET	32,916	126,788	7,491	167,195

Fee and commission expense	618	44,927	226	45,771
Interest expense	5,020	2,018	1,764	8,802
Operating expense	12,640	6,671	2,925	22,236
Provision for impairment losses	770	404	399	1,573
Other income/(expense), net	(41)	(16)	—	(57)

TOTAL EXPENSE	19,007	54,004	5,314	78,325

NET INCOME BEFORE INCOME TAX	13,909	72,784	2,177	88,870

Income tax (expense)/benefit	(6)	(7,381)	(4,311)	(11,698)
NET PROFIT/(LOSS)	13,903	65,403	(2,134)	77,172
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

	December 31, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	1,157,484	622,309	27,219	387	919,592	2,726,991

Total liabilities	905,796	344,521	75,279	178	809,727	2,135,501
Net assets	$251,688	$277,788	$(48,060)	$209	$109,865	$591,490

	March 31, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	714,380	591,072	46,682	140	748,048	2,100,322

Total liabilities	557,747	530,227	60,117	3	676,568	1,824,662
Net assets	$156,633	$60,845	$(13,435)	$137	$71,480	$275,660

NOTE 25 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q/A with the SEC. During this period the Company did not have any additional material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q/A contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC including our annual report on Form 10-K filed with the SEC on June 15, 2021.
The following discussion contains forward-looking statements based on assumptions and estimates and is subject to risks and uncertainties. Our future results could differ materially from those discussed below. See “Special Note About Forward-Looking Statements” for a discussion of the risks and uncertainties related to those statements.
Special Note About Forward-Looking Information
All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q/A, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.
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
We have experienced recent rapid growth in our business over a short period. Our number of total client accounts, not including Freedom RU, increased from approximately 93,000 as of March 31, 2020 to approximately 170,000 as of March 31, 2021, to approximately 222,000 as of December 31, 2021. As of December 31, 2021, more than 60% of those client accounts, not including Freedom RU, carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended December 31, 2021, we had approximately 53,000 active accounts, not including Freedom RU. Our total assets increased by 73% to approximately $2.7 billion as of December 31, 2021 from approximately $1.6 billion as of December 31, 2020. In addition, we have made several recent significant acquisitions, including the acquisitions of Freedom Bank KZ and PrimeEx both in December 2020. Our strategy includes making other acquisitions to grow our business.
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

As of December 31, 2021, our Central Asia segment had 56 securities brokerage offices, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan, that provide brokerage and financial services, and investment consulting and education.

As of December 31, 2021, our Central Asia segment had 11 bank office locations, all in Kazakhstan, that provide commercial banking services to our customers. We generate banking service fees by providing services that include lending operations, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, tender guarantees, and payment card services.

Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (“PARD”) in Ukraine.

The Central Asia segment accounted for approximately $34.7 million, or 28% of our total revenue, net and approximately $28.3 million, or 42% of our total expense, during the three months ended December 31, 2021, and approximately $89.1 million, or 17% of our total revenue, net and approximately $69.9 million, or 41% of our total expense, during the nine months ended December 31, 2021.

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

As of December 31, 2021, our Europe segment had two brokerage offices, including offices in Cyprus, Germany, that provide securities broker dealer and financial services, and investment consulting and education. During the three months ended December 31, 2021, our Europe segment generated approximately $88.1 million, or 71%, of our total revenue, net and approximately $32.5 million, or 48% of our total expense.
During the nine months ended December 31, 2021, our Europe segment generated approximately $428.1 million, or 82%, of our total revenue, net and approximately $84.4 million, or 50% of our total expense.

U.S. Segment

Our U.S. segment currently consists of FRHC and our PrimeEx subsidiary. PrimeEx is a registered agency-only execution broker-dealer on the floor of the NYSE. PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which does business as Freedom Capital Markets ("FCM"). FCM is authorized to provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs (Private Investment in Public Equity), SPACs (Special Purpose Acquisition Company), private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. We currently have 2 offices in the U.S. segment, including PrimeEx and FRHC. During the three months ended December 31, 2021, the U.S. region generated approximately $1.2 million, or 1%, of our total revenue, net and approximately $6.5 million, or 10%, of our total expense. During the nine months ended December 31, 2021, the U.S. region generated approximately $3.0 million, or 1%, of our total revenue, net and approximately $15.9 million, or 9%, of our total expense.

Middle East/Caucasus Segment

We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia. In April 2022, we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates. As of December 31, 2021, our Middle East/Caucasus region consisted of 2 offices that provide brokerage and education services. The Middle East/Caucasus region did not generate revenue and generated minimal expense during the three and nine months ended December 31, 2021, as we are still in the process of establishing operations in Azerbaijan, Armenia.

Russia Segment

Our Russia segment includes our securities brokerage and complementary banking operations in Russia. As of December 31, 2021, our Russia segment had 43 offices and branches. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia.

During the three months ended December 31, 2021, the Russia segment generated approximately $21.7 million of our total revenue, net and approximately $26.7 million of our total expense. During the nine months ended December 31, 2021, the Russia segment generated approximately $62.6 million, net and approximately $67.2 million of our total expense. Although we currently continue to operate our Russian segment, we have agreed to sell our three Russian subsidiaries and accordingly this segment is accounted for as discontinued operations. See "Sale of Russian Subsidiaries and Corporate Restructuring" below.

Sale of Russian Subsidiaries

On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to close in the coming months. Until such time as the sale is completed, in a manner consistent with U.S. sanctions, we intend to provide financial support only for "maintenance" of our investment in our Russian subsidiaries consistent with our previously established practices and in support of pre-existing projects and operations in conformity with OFAC guidance concerning such activities. We do not intend to engage in funding of new projects or expansion of pre-existing projects of our Russian subsidiaries. Because the Russian subsidiaries met the held for sale criteria subsequent to December 31, 2021 but prior to the date of filing this Amendment on form 10-Q/A, we have classified them as discontinued operations as of December 31, 2021 and for the three and nine months ended December 31, 2021, in accordance with ASC 205 and 360.

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
Planned Divestiture of Russian Subsidiaries

In our 10-K report for the fiscal year ended March 31, 2022, the Company announced its plans for divesting its interests in its Russian securities brokerage and complementary banking operations in Russia ("Russian segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of its Russian segment. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to be completed within the next fiscal quarter. Because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of December 30, 2021, in accordance with ASC 205 and 360 our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2021 and in the corresponding periods of 2020 for comparative purposes.

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
Relationships with Related Parties

Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FFIN Brokerage”) is a corporation registered in and licensed as a broker dealer in Belize to service the investment needs of customers desiring broader investments options in international securities markets. FFIN Brokerage was formed in 2014 and is owned personally by Company's controlling shareholder, chairman and chief executive officer,Timur Turlov. FFIN Brokerage is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals, some entities and three institutional market-makers. FFIN Brokerage holds four transparent omnibus brokerage accounts with Freedom EU. The majority of the order flow from FFIN Brokerage relates to customer activities within FFIN Brokerage's omnibus accounts. We estimate that more than 40% of FFIN Brokerage's customers also hold brokerage accounts with us through our brokerage subsidiaries. Our cross border agreement with FFIN Brokerage requires FFIN Brokerage to conduct AML/CTF and sanctions screening on its individual and business entity customers permitted to trade through its omnibus accounts at Freedom EU. Our relationship with FFIN Brokerage has also provided us and our customers with a substantial liquidity pool for trading. We expect FFIN Brokerage will continue to process brokerage transactions for its customers through us for the foreseeable future, subject to our standard compliance requirements.

Fee and commission income generated from FFIN Brokerage accounted for approximately 75% and 88% of our total revenue for the three months ended December 31, 2021 and 2020, respectively. And approximately 79% and 82% of our total revenue for the nine months ended December 31, 2021 and 2020, respectively. For additional information regarding transactions with FFIN Brokerage, see Note 18 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

Interest income generated from FFIN Brokerage accounted for approximately 13% and 32% of the Company's total interest income for the three months ended December 31, 2021, and 2020, respectively, as well as 9% and 17% of the Company's total interest income for the nine months ended December 31, 2021, and 2020. For additional information regarding our transactions with FFIN Brokerage, see Note 18 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

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

Fee and Commission Income

Fee and commission income consists principally of retail brokerage fees from customer trading and related banking services, fees for customers' outstanding short positions, fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from clients through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 70% and 71% in the three month periods ended December 31, 2021 and 2020, respectively and 48% and 76% in the nine month periods ended December 31, 2021 and 2020, respectively. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(Restated)	(Restated)	(Restated)	(Restated)
Retail brokerage fee and commission income	70%	71%	48%	76%
Investment banking fee and commission income	1%	1%	1%	3%
Commission from bank services	2%	—%	1%	—%
Other fee and commission income	—%	2%	1%	2%

Total fee and commission income as a percentage of total revenue	74%	74%	51%	81%

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

Interest Income

We earn interest income from trading securities, reverse repurchase transactions, interest on margin lending to customers secured by marketable securities these customers hold with us and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.

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

Revenue
The following table sets out information or our revenue for the periods presented.

	Three months ended December 31, 2021		Three months ended December 31, 2020		Change
	(Restated)		(Restated)
	Amount	%	Amount	%	Amount	%
Fee and commission income	$91,411	74	$58,099	74	$33,312	57
Net gain on trading securities	7,014	6	13,972	18	(6,958)	(50)
Interest income	24,799	20	5,224	7	19,575	375
Net gain on foreign exchange operations	1,106	1	103	—	1,003	974
Net loss on derivatives	(314)	—	946	1	(1,260)	(133)
Total revenue, net	$124,016	100	$78,344	100	$45,672	58

For the three months ended December 31, 2021, we realized total net revenue of $124,016, a 58% increase compared to three months ended December 31, 2020. Revenue during the three months ended December 31, 2021, was significantly higher than the three months ended December 31, 2020, primarily due to increased fee and commission income and interest income, which was partially offset by decreased net gain on trading securities.
Fee and commission income. During the three months ended December 31, 2021, fee and commission income was $91,411, an increase of $33,313, or 57%, as compared to fee and commission income of $58,099 for the December 31, 2020. This increase in fee and commission income was primarily attributable to a $31,352 increase in fees and commission from brokerage services. The increase in fee and commission income from brokerage services was attributable to a number of factors including: growth in client accounts through acquisitions (inorganic) and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts’ reports made available to our customer base; and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty.
Net gain on trading securities. Net gain on trading securities was $7,014 for the three months ended December 31, 2021, as compared to $13,972 for the three months ended December 31, 2020. See the following table for information regarding our net gains and losses during the three months ended December 31, 2021 and 2020:

	Realized Net Gain	Unrealized Net (Loss)/Gain	Net Gain
Quarter ended December 31, 2021 (Restated)	$41,386	$(34,372)	$7,014
Quarter ended December 31, 2020 (Restated)	$6,571	$7,401	$13,972

During the quarter ended December 31, 2021, we exchanged approximately 1,000,000 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during the three months ended December 31, 2021, compared to the three months ended December 31, 2020, was the sale of those SPBX ETF units and the sale of other SPBX shares we held. As a result, for the three months ended December 31, 2021, we recognized net gain on trading securities sold of $41,386, which included $36,079 of unrealized net gain recognized during previous periods that was reclassified to realized net gain during the quarter ended December 31, 2021.

Interest income. During the three months ended December 31, 2021, we recognized a $19,576, or 375%, increase in interest income as compared to the three months ended December 31, 2020. We recognized a $15,330, or 502%, increase in interest income from trading securities for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, due to increases in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. Moreover, we recognized an increase in income from margin loans to customers in the amount of $3,072 or 166%.
Net gain on foreign exchange operations. For the three months ended December 31, 2021, we realized a net gain on foreign exchange operations of $1,105, as compared to a net gain of $103 during the three months ended December 31, 2020. During the three months ended December 31, 2021, the value of the Kazakhstani tenge depreciated by 1.4% against the U.S. dollar. The Company recognized gains on foreign currency exchange operations mostly due to a higher volume of cash and non-cash operations which resulted of purchasing and selling of foreign currencies.
Expense

The following table sets out the information on our total expense for the periods presented.

	Three months ended December 31, 2021		Three months ended December 31, 2020		Change
	(Recast)		(Recast)
	Amount	%	Amount	%	Amount	%
Fee and commission expense	$20,640	31	$18,295	56	$2,345	13
Interest expense	18,434	27	3,223	10	15,211	472
Operating expense	28,243	42	10,338	31	17,905	173
Provision for impairment losses	32	—	952	3	(920)	(97)
Other (income)/expense, net	(94)	—	15	—	(109)	(727)
Total expense	$67,255	100	$32,823	100	$34,432	105

For the three months ended December 31, 2021, we incurred total expenses of $67,255, an 105%, increase as compared to total expense of $32,823 for the three months ended December 31, 2020. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense. Fee and commission expense increased by $2,345, or 13%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. This included increases in bank services of $1,954. The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers.
Interest expense. For the three months ended December 31, 2021, we incurred a $15,211, or 472%, increase in interest expense as compared to the three months ended December 31, 2020. The increase in interest expense is primarily attributable to a $10,826 increase in the volume of short-term financing through securities repurchase agreements, and a $4,519 increase in interest on customer deposits. In the three months ended December 30, 2021, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of customer deposits.
Operating expenses. Operating expenses for the three months ended December 31, 2021, was $28,243, a 173% increase compared to the three months ended December 31, 2020. This increase was primarily attributable to an $7,287 increase in payroll and bonuses expense as a result expansion of our workforce through acquisition and hiring, a $2,270 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, a $2,151 increase in advertising expenses, and a $3,438 increase in professional services as a result of expansion of our business.

Income tax expense
We recognized net income before income tax of $56,761 and $45,521 during the three months ended December 31, 2021 and December 31, 2020, respectively. Our effective tax rate during the three months ended December 31, 2021, decreased to 3.1%, from 14.5% during the three months ended December 31, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the three months ended December 31, 2021, and the three months ended December 31, 2020, we recognized net income from continuing operations of $54,993 and $38,922, respectively.
Net income/(loss) from discontinued operations
    Net income/(loss) from discontinued operations represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net loss from discontinued operations was $4,105 for the three months ended December 31, 2021, as compared to net gain from discontinued operations of $3,399 for the three months ended December 31, 2020. The negative change in the amount of $7,504 was primarily attributable to a $10,670 increase in operating expense due to increase in payroll and bonuses expense as a result of expansion of workforce through hiring.
Net income
As a result of the foregoing factors, for the three months ended December 31, 2021, we had net income of $54,993 as compared to $38,922 for the three months ended December 31, 2020, an increase of 41%.
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
Revenue
The following table sets out information on our revenue for the periods presented.

	Nine months ended December 31, 2021		Nine months ended December 31, 2020		Change
	(Restated)		(Restated)
	Amount	%	Amount	%	Amount	%
Fee and commission income	$262,715	51	$135,987	81	$126,728	93
Net gain on trading securities	195,270	38	19,243	12	176,027	915
Interest income	59,339	11	11,762	7	47,577	404
Net gain on foreign exchange operations	3,773	1	142	—	3,631	2557
Net (loss)/gain on derivative	(1,028)	—	61	—	(1,089)	(1785)
Total revenue, net	$520,069	100	$167,195	100	$352,874	211
For the nine months ended December 31, 2021, we realized total net revenue of $520,069, a 211%, increase compared to the nine months ended December 31, 2020. The increase was primarily due to increases in fee and commission income, net gain on trading securities and interest income. As discussed in more detail below under “Net Gain on Trading Securities” $195,270 of total revenue, net for the nine months ended December 31, 2021, was realized from the sale of certain securities held in our proprietary trading portfolio and from revaluation of securities we continued to hold in our portfolio at December 31, 2021. We consider the sale of certain securities from our own portfolio as an extraordinary event that we do not believe to be indicative of a trend in future periods.
Fee and commission income. For the nine months ended December 31, 2021, fee and commission income increased by $126,728, a 93% increase as compared to the nine months ended December 31, 2020. This increase was primarily attributable to a $122,321 increase in fees and commissions from brokerage services and a $3,836 increase in fees and commission income from related bank services. The increase in fee and commission income from brokerage services and related banking services was attributable to a number of factors including: growth in client accounts through acquisition (inorganic) and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts' reports made available to our customer base; and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty.
Net gain on trading securities. Net gain on trading securities was $195,270 for the nine months ended December 31, 2021, as compared to $19,243 for the three months ended December 31, 2020. See the following table for information regarding our net gains and losses during the nine months ended December 31, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Quarter ended December 31, 2021 (Restated)	$189,783	$5,487	$195,270
Quarter ended December 31, 2020 (Restated)	$13,563	$5,680	$19,243
During nine months ended December 31, 2021, we exchanged approximately 12,500,000 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during the nine months ended December 31, 2021, were the sale of those SPBX ETF units and the sale of other SPBX shares we held. As a result, during the nine months ended December 31, 2021, the Company recognized a net gain on trading securities of $195,270, which included $189,783 of realized gain and $5,487 of net unrealized loss. By comparison, for the nine month period ended December 31, 2020, we recognized a net gain on trading securities of $36,330, which included $28,635 of realized net gain and $7,695 of unrealized net gain from favorable market conditions, a significant increase upon revaluation of certain Level 3 securities we held as of December 31, 2020, increased use and success of intraday algorithmic trading and increased market-making activities on the SPBX outside of regular U.S. market hours. We do not consider the significant increase in realized net gain on trading securities for the nine months ended December 31, 2021, to be indicative of a trend toward higher net gains on trading securities in the future.
Interest income. For the nine months ended December 31, 2021, we had $51,127 of interest income, as compared to $9,403 of interest income for the nine months ended December 31, 2020, an increase of $47,577 or 404%. We had an increase of interest income from trading securities during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, due to increases in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. We had an $985, or 550%, increase in interest income from reverse repurchase transactions for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, due to an increase in the volume of such transactions between the two periods. We had a $1,864, or 647%, increase in interest income from loans to customers for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, as a result of new loans issued by Freedom Bank KZ after we completed the acquisition of it in December 2020. In addition, we recognized an increase in income from margin loans to customers in the amount of $5,853 or 243%.
Net gain on foreign exchange operations. For the nine months ended December 31, 2021, we realized a net gain on foreign exchange operations of $3,774, as compared to a net gain on foreign exchange operations of $142 for the nine months ended December 31, 2020. During the nine months ended December 31, 2021, the value of the Kazakhstani tenge depreciated by almost 1.6% against the U.S. dollar. As a result, we realized a net loss on foreign exchange operations in the amount of $510. This loss was offset by a higher volume of cash operations, which resulted in a $4,284 net gain on purchases and sales of foreign currency during the nine months ended December 31, 2021 as compared to a $112 net gain during the nine months ended December 31, 2020.

Expense

The following table sets out information on our total expense for the periods presented.

	Nine months ended December 31, 2021		Nine months ended December 31, 2020		Change
	(Recast)		(Recast)
	Amount	%	Amount	%	Amount	%
Fee and commission expense	$61,246	36	$45,771	58	$15,475	34
Interest expense	44,432	26	8,802	11	35,630	405
Operating expense	63,544	38	22,236	28	41,308	186
Provision for impairment losses	614	—	1,573	2	(959)	(61)
Other expense, net	480	—	(57)	—	537	(942)
Total expense	$170,316	100	$78,325	100	$91,991	117

For the nine months ended December 31, 2021, we incurred total expenses of $170,316, a 117% increase as compared to the nine months ended December 31, 2020. Expenses increased with the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense. Fee and commission expense increased by $15,475, a 34% increase, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. This included increases in brokerage commissions to our prime brokers of $11,676 and commissions paid for bank services of $3,461. The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers.
Interest expense. For the nine months ended December 31, 2021, we had a 405% increase in interest expense as compared to the nine months ended December 31, 2020. The increase in interest expense was primarily attributable to a $24,408 increase in volume of short-term financing through securities repurchase agreements and a $10,806 increase in interest on customer deposits. In the nine months ended December 31, 2021, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans was a result of growth of customer deposits.
Operating expenses. Operating expenses during the nine months ended December 31, 2021, was $63,544, a $41,308 increase compared to the nine months ended December 31, 2020. This increase was primarily attributable to a $16,444 increase in payroll and bonuses expense as a result of expansion of our workforce through acquisition and hiring, a $5,580 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, an increase of $5,461 in advertising expenses, a $6,446 increase in professional services, an increase of $1,023 in depreciation and amortization and a $298 increase in lease cost.
Income tax expense
We recognized net income before income tax of $349,753 and $88,870 for the nine months ended December 31, 2021, and December 31, 2020, respectively. Our effective tax rate during the nine months ended December 31, 2021, decreased to 11.1%, from 13.2% during the nine months ended December 31, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income from continuing operations
As a result of the foregoing factors, for the nine months ended December 31, 2021, and the nine months ended December 31, 2020, we recognized net income from continuing operations of $310,773 and $77,172, respectively.
Net income/(loss) from discontinued operation

    Net income/(loss) from discontinued operation represents the net income or loss from our subsidiaries in Russia, which are classified as discontinued operations. Net loss from discontinued operations was $3,656 for the nine months ended December 31, 2021, as compared to net gain from discontinued operations of $12,988 for the nine months ended December 31, 2020. The negative change in the amount of $16,644 was primarily attributable to a $23,862 increase in operating expense due to increase in payroll and bonuses expense as a result of expansion of workforce through acquisition and hiring.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2021, we had net income of $310,773 as compared to $77,172 for the nine months ended December 31, 2020, an increase of 241%.

Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. We recognized a net loss attributable to non-controlling interest of $415 for the nine month ended December 31, 2021, as compared to net income attributable to non-controlling interest of $243 for the nine months ended December 31, 2020.
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
Segment Results of Operations

We have historically operated as a single operating segment. With the planned restructuring of our operations and divestiture of our Russian subsidiaries, coupled with our continued expansion, we have elected to reorganize our operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus and Russia. Moving forward after completion of the divestiture of our Russian subsidiaries, we will manage our operations in five regional segments. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance.

The results of our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2021 and 2020 for comparative purposes.

The total revenue, net associated with our segments is summarized in the following table:

	Three months ended December 31,
	2021 (Restated)	2020 (Restated)	Amount Change	% Change
Central Asia	$34,703	$14,434	$20,269	140%
Europe	88,146	56,776	31,370	55%
U.S.	1,162	7,134	(5,972)	(84)%
Middle East/Caucasus	5	—	$5	100%
Total revenue, net	$124,016	$78,344	$45,672	212%
During the three months ended December 31, 2021, total revenue, net increased across each of our regional operating segments, except U.S.. The increase in total net revenues for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, was driven by the following:

•Total revenue, net in our Central Asia segment increased by 140% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This increase was driven by an increase in interest income as a result of an increase in interest received on securities held in our trading portfolio. The increase of revenue was also due to an increase in net gain on foreign exchange operations, which was mainly driven by an increase in foreign exchange dealing operations. Moreover, the increase in revenue was also attributable to an increase in commission fees from brokerage and banking services due to an increase in brokerage activity in the Central Asia segment.

•Total revenue, net in our Europe segment increased by 55% for the quarter ended December 31, 2021. This increase was mainly driven by an increase in fee and commission income from the Europe segment, which increased by 52,2% in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This increase was primarily driven by an increase in fee and commission income which attributable to increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty. Also was an increase in net gain on trading securities due to the revaluation of our trading portfolio. The increase of revenue was also attributable to an increase in interest income from margin lending between the two three month periods, resulting from a higher usage of margin loans for trades by our clients.

•Total revenue, net in our U.S. segment decreased by 84% during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This decrease was driven mainly by net loss on trading securities which was offset by increased fee and commission income from brokerage services.

The following table sets out total expense, net by segment for the three month periods presented:

	Three months ended December 31,
	2021 (Restated)	2020 (Restated)	Amount Change	% Change
Central Asia	28,304	7,679	$20,625	269%
Europe	32,529	23,039	$9,490	41%
U.S.	6,506	2,105	$4,401	209%
Middle East/Caucasus	(84)	—	$(84)	100%
Total expense, net	$67,255	$32,823	$34,432	619%

During the three months ended December 31, 2021, total expense increased across each of our regional operating segments compared to the three months ended December 31, 2020. The increase in total expenses for the three months ended December 31, 2021, was driven by the following:

•Total expense, net, in our Central Asia segment increased by 269% for the three months ended December 31, 2021. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from an increase in interest on securities repurchase agreements obligations and growth in customer deposits. In addition, there was an increase of fee and commission expense during three months ended December 31, 2021, in comparison with the three months ended December 31, 2020, which was mainly attributable to an increase of execution of client trading orders within the Central Asia segment. This segment also experienced an increase in operating expenses which is mainly affected by an increase in payroll and bonuses, resulting from an increase of employees. The increase was partially offset by the decrease in provision for impairment losses.

•Total expense in our Europe segment increased by 41% for the quarter ended December 31, 2021. This increase was mainly due to an increase in interest expense primarily from growth in interest paid to clients and an increase in operating expenses, mainly due to marketing fees and payroll and bonuses. This increase was partially offset by a decrease in fee and commission expense which was driven by the lower commission expense due to a change of our prime broker and a different composition of order flow transactions, which were charged at lower rates.

•Total expense in our U.S. segment increased by 209% during the three months ended December 31, 2021. This increase was driven mainly by operating expenses due to increase in payroll and bonuses expense as a result expansion of our workforce through acquisition and due to growth of stock compensation expense.

The following table presents total revenue, net for the nine month periods presented:

	Nine months ended December 31,
	2021 (Restated)	2020 (Restated)	Amount Change	% Change
Central Asia	$89,054	$32,916	$56,138	171%
Europe	428,057	126,788	301,269	238%
U.S.	2,953	7,491	(4,538)	(61)%
Middle East/Caucasus	5	—	5	100%
Total revenue, net	$520,069	$167,195	$352,874	211%
For the nine months ended December 31, 2021, total revenue, net increased across each of our regional operating segments, except Europe. The changes in total net revenues for the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020, were driven by the following:

•Total revenue, net in our Central Asia segment increased by 171% for the nine months ended December 31, 2021. This segment was significantly affected by an increase in net gain on foreign exchange operations, which was mainly driven by an increase in foreign exchange dealing operations. In addition, the increase was driven by an increase in interest income as a result of an increase in interest income from securities held in our trading portfolio. The increase of revenue was also due to a rise in fee and commission income and net gain on trading securities, related to growth of brokerage activity in the Central Asia segment and of our trading portfolio.

•Total revenue, net in our Europe segment increased by 238% for the nine months ended December 31, 2021. This increase was primarily driven by an increase in fee and commission income which attributable to increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty. Also was an increase in net gain on trading securities due to the revaluation of our trading portfolio.

•Total revenue, net in our U.S. segment decreased by 61% during the nine months ended December 31, 2021. This decrease was driven mainly by a net loss on trading securities which was offset by increased fee and commission income from brokerage services.

The following table sets out total expenses associated with our segments for the nine month periods presented:

	Nine months ended December 31,
	2021 (Restated)	2020 (Restated)	Amount Change	% Change
Central Asia	$69,861	$19,007	$50,854	268%
Europe	84,447	54,004	30,443	56%
U.S.	15,929	5,314	10,615	200%
Middle East/Caucasus	79	—	79	100%
Total expense, net	$170,316	$78,325	$91,991	117%
For the nine months ended December 31, 2021, total expense increased across each of our regional operating segments, except Europe, compared to the nine months ended December 31, 2020. The changes in total expenses for the nine months ended December 31, 2021, were driven by the following:

•Total expense in our Central Asia segment increased by 268% for the nine months ended December 31, 2021. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from an increase in interest expense on securities repurchase agreements and growth in customer deposits. In addition, fee and commission expense increased during the nine months ended December 31, 2021, in comparison with the nine months ended December 31, 2020, mainly due to an increase in the volume of client trading orders within the Central Asia segment. This segment also experienced an increase in operating expenses primarily due to growth in payroll and bonuses, resulting from an increase of employees.

•Total expense in our Europe segment increased by 56% for the nine months ended December 31, 2021. This increase was driven by higher commission expenses and operating expenses, mainly due to marketing fees and payroll and bonuses.

•Total expense in our U.S. segment increased by 200% during the nine months ended December 31, 2021. This increase was driven mainly by operating expenses due to increase in payroll and bonuses expense as a result expansion of our workforce through acquisition and due to growth of stock compensation expense.

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
We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.
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

	As of
	December 31, 2021	March 31, 2021
	(Recast)	(Recast)
Cash and cash equivalents(1)	$146,358	$168,017
Trading securities	$947,833	$587,546
Total assets	$2,726,991	$2,100,322
Net liquid assets(2)	$1,312,379	$820,720
______________
(1)Of the $146,358 in cash and cash equivalents we held at December 31, 2021, $13,826, or approximately 9%, was subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $168,017, of which $11,917, or approximately 7%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
As of December 31, 2021, and March 31, 2021, we had total liabilities of $2,135,501 and $1,824,662, respectively, including customer liabilities of $553,015 and $671,825, respectively.
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

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
	(Restated)	(Restated)
Net cash flows (used in)/from operating activities	$(637,635)	$604,577
Net cash flows (used in)/from investing activities	(40,819)	99,279
Net cash flows from financing activities	394,591	196,741
Effect of changes in foreign exchange rates on cash and cash equivalents	8,595	3,787

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(275,268)	$904,384
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

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020
	(Restated)		(Restated)
Increases in trading securities	$(358,257)	(1)	$(37,819)
(Decreases)/Increases in customer liabilities	(230,970)	(2)	336,882
(Increases)/decreases in brokerage and other receivables	(143,118)	(3)	52,407
Increases in trade payables	28,750	(4)	10,824
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from decreased funds in brokerage accounts from existing customers..
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

Net Cash Flows (Used In)/From Investing Activities
During the nine months ended December 31, 2021, net cash used in investing activities was $40,819 compared to net cash from investing activities of $99,279 during the nine months ended December 31, 2020. During the nine months ended December 31, 2021, cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $3,891. In addition, the cash used in investing activities was used for purchase, net of sales of uncollateralized consumer retail loans from FFIN Credit in the amount of $22,192 and for the issuance of loans resulted from the launching a first-in-market digital mortgage product by our subsidiary Freedom Bank KZ in the amount of $11,946. Cash from investing activities during the nine months ended December 31, 2020, included $157,533 received in the acquisition of Zerich, Freedom Bank KZ and PrimeEx and $6,437 from proceeds on the sale of investments available-for-sale, which was partially offset by consideration paid for the Freedom Bank KZ acquisition of $53,097, the Zerich acquisition of $7,110, the PrimeEx acquisition of $2,500 and the purchase of fixed assets, net of sales of $1,004.
Net Cash Flows From Financing Activities
Net cash from financing activities for the nine months ended December 31, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $270,146, net change in bank customer deposits in the amount of $83,448 and proceeds from issuance of debt securities of $13,000, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,104. Net cash from financing activities during the nine months ended December 31, 2020, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $1,511, which was partially offset with net cash used in repurchase of outstanding Freedom KZ debt securities in the amount of $4,632.
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
Indebtedness
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements, among other things, to finance our inventory positions. As of December 31, 2021, $627,493, or 75%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $374,718, or 64%, as of March 31, 2021. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 to our condensed consolidated financial statements.
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

Contractual Obligations
The following table sets forth information related to our contractual obligations as of December 31, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)

Operating lease obligations	$8,355	1,089	5,008	2,076	182
Outstanding bonds and notes	52,762	1,433	22,469	14,430	14,430

TOTAL	$61,117	$2,522	$27,477	$16,506	$14,612
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
Recent Accounting Pronouncements
For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 of our financial statements accompanying this quarterly report on Form 10-Q/A.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2021, and March 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $43,262 and $25,683 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $46,176 and $29,480 incremental rise in the fair market value of the portfolio, respectively.
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, United States, United Kingdom, Azerbaijan and Armenia. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our December 31, 2021, and March 31, 2021, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax from continuing operation in the amount of $1,629 and $4,107, respectively.
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
As of December 31, 2021, and March 31, 2021, our exposure to equity investments at fair value was $22,149 and $39,280, respectively. An analysis of the December 31, 2021, and March 31, 2021, balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $3,154 and $4,136, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2021, we had $186,373 in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
As of the end of the period covered by this quarterly report on Form 10-Q/A, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows.

In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this quarterly report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Remediation Plan for the Material Weaknesses

In order to remediate the material weaknesses, our management plans to enhance the design of its control activities over the classification and presentation of its Consolidated Statements of Cash Flows and Consolidated Statements of Operations and Other Comprehensive Income to ensure compliance with U.S. GAAP. The material weaknesses cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting

Except for the identification of material weaknesses as described above, during the three months ended December 31, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits
Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Exhibit Description

4.01	Offer Terms of the 5.5% Coupon US$ 66,000,000 Bonds Due October 21, 2026(1)
4.02	Securities Placement Terms and Conditions%#(1)
4.03	Resolution to Issue Securities#(1)
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

104	Cover page formatted in inline XBRL (included in Exhibit 101). *

*	Filed herewith.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to the Registrant’s original Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: April 26, 2023	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: April 26, 2023	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer