Form 10-K/A
period 2022-03-31
Freedom Holding Corp.
filed 2023-04-26
CIK 924805

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K/A to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2022.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (as amended, this “Annual Report on Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Freedom Holding Corp. (the “Company”) for the fiscal year ended March 31, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2022 (the “Original Form 10-K”).

Background and Effect of the Restatement

As previously disclosed in the Company's Current Reports on Forms 8-K dated November 14, 2022, February 10, 2023 and March 14, 2023, the Audit Committee (“Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the financial statements of the Company in the following reports and any reports, related earnings releases, investor presentations or similar communications of such prior financial statements should no longer be relied upon:

•the previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2022;
•the previously filed Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021;
•the previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022; and
•the previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

The determinations made by the Audit Committee resulted from the following errors in the relevant prior financial statements identified by the Company during the course of preparing its financial statements as of and for the three months ended September 30, 2022, based on inquiries from its newly appointed independent registered public accounting firm, and during the course of preparing its financial statements as of and for the three months ended December 31, 2022:

•In the Consolidated Statements of Cash Flows, certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities,” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities."

•In the Consolidated Statements of Operations and Other Comprehensive Income, certain interest income from margin lending was presented as “Fee and commission income” whereas it should have been presented as “Interest income.”

•In the Consolidated Statements of Cash Flows, funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” were presented as “Operating activities” whereas they should have been presented as “Financing activities.”

The Company determined that the misclassifications described above did not have any impact on the Company's operating performance or reported key performance indicators.

This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original Form 10-K. In addition, because the Company entered into an agreement to sell its Russian subsidiaries subsequent to March 31, 2022 but prior to the date of the filing of this Amendment, at which time such subsidiaries met the held for sale criteria, this Amendment presents the Company's Russian subsidiaries as assets and liabilities held for sale and discontinued operations, in accordance with ASC 205 and 360.

Restatement of Other Financial Statements

In addition to this Annual Report on Form 10-K/A, the Company is concurrently filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2021, June 30, 2022 and September 30, 2022 (the "Form 10-Q/As"). The Company is filing the Form 10-Q/As to restate its unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other items within those reports in relation to the errors described above.
Internal Control Considerations

As a result of the restatement of the Original Form 10-K, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2022, and its internal control over financial reporting was not effective as of March 31, 2022 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows. See additional discussion included in Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A.

Items Amended in this Annual Report on Form 10-K/A

For the convenience of the reader, this Annual Report on Form 10-K/A presents the Original Form 10-K in its entirety.

The following sections in the Original Form 10-K have been revised in this Amendment:

•Part I, Item 1. Business;
•Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk”;
•Part II, Item 8. “Financial Statements and Supplementary Data”;
•Part II, Item 9A. “Controls and Procedures”; and
•Part IV, Item 15. “Exhibits and Financial Statement Schedules.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Annual Report on Form 10-K/A currently dated certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 31.1, 31.2 and 32.1).

This Annual Report on Form 10-K/A is presented as of the date of the Original Form 10-K and does not reflect adjustments for events occurring after May 31, 2022, the date of the filing of the Original Form 10-K, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the adjustments described above, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-K.

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
Planned Divestiture of our Russian Subsidiaries
We have decided to divest our interest in our two wholly owned Russian subsidiaries, Freedom RU and Freedom Bank RU. As of March 31, 2022, these entities had 43 offices and branches and 1,717 employees in Russia. During the fiscal year ended March 31, 2022, as a result of impacts of the Russia/Ukraine Conflict on the Russian economy and securities markets, our Russian subsidiaries realized total revenue, net of ($249) thousand, including total revenue, net of ($57) million during our fourth fiscal quarter. For additional financial information regarding our Russian subsidiaries see Note 26 "Assets and Liabilities Held for Sale" of our consolidated financial statements contained in Part II Item 8 of our annual report and "Planned Divestiture of Russian Subsidiaries" in "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in Part II Item 7. Neither of our Russian subsidiaries is currently named on any sanctions list. However, the scope and target of international economic sanctions affecting businesses and individuals in Russia and countersanctions imposed by Russia are subject to significant change on short notice and could further adversely affect the future operations of either entity.
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
Central Asia Segment
Our Central Asia segment comprises our Kazakhstan headquarters which oversees Kazakhstan, Kyrgyzstan, Uzbekistan and Ukraine. We operate under various securities licenses in the jurisdictions making up our Central Asia region, plus we have banking licenses in Kazakhstan that allow us to expand the types of financial services we provide to our Kazakhstan customers. We also own two recently acquired insurance companies offering life insurance and general liability insurance. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives ("PARD") in Ukraine. The Central Asia region accounted for $118 million, or 20%, of total revenue, net during the fiscal year ended March 31, 2022.
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

We have decided to divest our interest in our two wholly owned Russian subsidiaries, Freedom RU and Freedom Bank RU as a result of which we will no longer have a Russia geographical segment, and accordingly this segment is accounted for as discontinued operations. We currently expect that the sale of the two entities will be completed before the end of our third fiscal quarter 2023, although such timing is uncertain and is subject to factors beyond our control.
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
•bank service fees;
•payment card interchange fees;
•interest income; and
•insurance premiums.
Because we have been offering securities brokerage services for a longer time than our other product and service lines, fee and commission income from securities brokerage has historically been the dominant source of revenue, representing approximately 55%, 77% and 72% of total revenue in the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
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
As of March 31, 2022, 2021 and 2020, respectively, not including our Russia segment, we had approximately 250,000, 170,000 and 93,000 total brokerage customer accounts, of which more than 58%, 71% and 54% had positive cash or asset account balances. As of March 31, 2022, not including our Russia segment, we had approximately 53,000 active accounts, as compared to 32,000 and 29,000 active accounts as of March 31, 2021 and 2020, respectively.

We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. During the fiscal years ended March 31, 2022, 2021 and 2020, the number of our total customer accounts, not including our Russia segment, increased by approximately 80,000, 75,000 and 15,000, respectively, as our customer base continued to grow organically and non-organically.
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
We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 29 "Leases" to our consolidated financial statements contained in Part II Item 8 of our annual report.
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
OVERVIEW
Historically, we have operated the Company as a single operating segment. With the decision to divest our Company of our Russian subsidiaries, we have elected to restructure our operations have been organized into five geographic regions: Kazakhstan, Europe, the U.S., Middle East/Caucasus and Russia. Within these regions, through our subsidiaries, we engage in a broad range of activities in the securities industry, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services, and in Kazakhstan and Russia we have operated commercial banking services that complement our other financial services. Subsequent to our March 31, 2022, year end we concluded the acquisition of two insurance companies operating in Kazakhstan and have determined to divest our interests in Russia. Our Russia segment has been presented as discontinued operations in this discussion and analysis. For additional information see Note 1 "Description of Business" and Note 31 "Segment Information" in the Notes to our consolidated financial statements contained in Part II Item 8 and "Business" in Part I Item 1 of this annual report.
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
Our Russia segment has been presented as discontinued operations in this discussion and analysis. At March 31, 2022 and 2021, our Russia segment accounted for 28% and 37% of our total assets, respectively and 32% and 38% of our total liabilities, respectively. As of March 31, 2022, our Russian subsidiaries had 43 offices and branches, which represented approximately 40% of our total offices and branches, and 1,717 employees, which represented approximately 50% of our total employee count. The table below reflects the percentage of the total that certain Russia segment operating results contributed to our total operating results for the fiscal years ended March 31, 2022, 2021 and 2020.

	For the years ended March 31,
	2022	2021	2020
Net Profit/(Loss)	(40)%	15%	(11)%
For additional financial information regarding our Russian subsidiaries, see Note 26 "Assets and Liabilities Held for Sale" to our consolidated financial statements contained in Part II, Item 8, of this annual report and "Planned Divestiture of Russian Subsidiaries" in "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in Part II, Item 7, of this annual report.
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
Summary of Results of Operations
Historically, we have operated as a single operating segment offering financial services to our customers in a single Eurasian geographic region. In conjunction with the decision to divest our Russian subsidiaries and the corporate restructure, coupled with our continued expansion, we have also elected to restructure our operations geographically into five regional segments: Central Asia, Europe, the U.S., Middle East/Caucasus and Russia (until completion of our planned divestiture). Moving forward after completion of the divestiture of our Russian subsidiaries, we will manage our operations in five regional segments. Our Russia segment has been presented as discontinued operations in this discussion and analysis.
We are focused on growing our business in our four regional segments: Central Asia, Europe, the U.S., and Middle East/Caucasus. Refer to Note 31 "Segment Information", of the Notes to our consolidated financial statements contained in Part II Item 8 of this annual report for further discussion. Depending upon the region, this may include securities brokerage, capital markets/investment banking, commercial banking and insurance. See "Our Regional

Segments" in "Business" in Part I Item 1 of this annual report for a further discussion of the services we currently offer in each region.
For the fiscal year ended March 31, 2022, we had total revenues, net of $584,867 as compared to $265,951 and $83,393 for the fiscal years ended March 31, 2021 and 2020, respectively. For the fiscal year ended March 31, 2022, we had net income of $315,564 as compared to $121,141 and $24,158 for the fiscal years ended March 31, 2021 and 2020, respectively.
Our number of total client accounts increased from approximately 93,000 as of March 31, 2020 to approximately 170,000 as of March 31, 2021, to approximately 250,000 as of March 31, 2022. As of March 31, 2022, more than 54% of those client accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the fiscal year ended March 31, 2022, we had approximately 53,000 active accounts. Our total assets increased to $2,971,283 as of March 31, 2022 from $2,100,322 as of March 31, 2021 and $510,930 as of March 21, 2020. In addition, during the year ended March 31, 2022, we had a net gain recognized on trading securities of $156,345, primarily due to our disposal in the quarter ended September 30, 2021 of stock we owned in the SPBX. The growth in our revenue and net income resulting from the recognized net gain on the sale of SPBX shares should not be considered indicative of future performance. By comparison, during the fiscal years ended March 31, 2021 and March 31, 2020, we recognized net gain on trading securities of $25,911 and $8,332, respectively.
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

For example, during the period from January 1, 2022 to March 31, 2022, we recognized a decrease in net gain on trading securities of $41,602 as a result of revaluation of securities in our proprietary investment accounts. Despite the impact of the Conflict on the economies and securities markets where we operate, we realized a net gain on trading securities of $156,345 for fiscal 2022, as compared to $25,911 for fiscal 2021 and $8,332 for fiscal 2020. The net gain on trading securities of $156,345 was composed of $206,238 of realized net gain and $49,893 of unrealized net loss on securities positions that remained open at March 31, 2022. For additional information regarding net gains and losses on trading securities see "Net Gain/(Loss) on Trading Securities" below in this Item 7.

Similarly, the significant fluctuations in the value of the Russian ruble and the Kazakhstan tenge leading up to and following the beginning of the Conflict in February 2022, resulted in us recognizing a $2,097 net loss on foreign exchange operations during our fourth fiscal quarter 2022 and a net loss on foreign exchange operations of $1,979 for the 2022 fiscal year. From April 1, 2022, through the date of this annual report, the USD/RUB exchange rate has decreased by 25% (from 84.09 to 63.10) and USD/KZT exchange rate decreased by 8% (from 465.46 to 427.39). Given the fluid and unpredictable nature of the Conflict and sanctions and countersanctions, there is no assurance this trend will continue. However, we expect this strengthening of the Russian ruble and the Kazakhstan tenge against the U.S. dollar to positively impact our foreign exchange operations in our first fiscal 2023. For additional information regarding net losses and gains on foreign exchange operations, see "Net (Loss)/Gain on Foreign Exchange Operations" below in this Item 7

Despite the negative effects of the fourth fiscal quarter discussed above, we realized total revenue, net during fiscal 2022 of $584,867, including $335,444 of fee and commission income, and a net gain of trading securities of $156,345 and total net income of $211,369, compared to total net income of $142,924 and $22,130, respectively, during fiscal 2021 and 2020.

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
Fee and commission income and interest income from margin lending generated from FFIN Brokerage accounted for approximately 49% of our total revenue for the year ended March 31, 2022, as compared to approximately 26% of our total revenue for the year ended March 31, 2021, and 64% of our total revenue for the year ended March 31, 2020. As of March 31, 2022 and 2021, amounts due from FFIN Brokerage were $102,669 and $8,214, respectively or 95% and 83%, respectively, of total margin lending receivables, net. We consider our receivables from margin lending due from related parties as at these respective dates to be fully collectible. All of our transactions with FFIN Brokerage are conducted in the ordinary course of business. Such transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.
Acquisitions
Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future, including the planned acquisitions discussed in "Acquisitions" above in this Item 7.
Key Income Statement Line Items
Revenue
We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers, fee and commission income from investment banking services, our proprietary trading activities and interest income. Fee and commission income as a percentage of our total revenue was 57%, 82% and 73% in the fiscal year ended March 31, 2022, 2021 and 2020, respectively.
Fee and Commission Income

Fee and commission income consists principally of brokerage fees from customer trading, related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 95%, 95% and 98% in the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.
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
Revenue
The following table sets out information regarding our total revenue, net for the periods presented.

	Year ended March 31,
	2022 (restated)	2021 (restated)	Amount Change	% Change	2020 (restated)	Amount Change	% Change
Fee and commission income	$335,444	$215,996	$119,448	55%	$61,192	$154,804	253%
Net gain on trading securities	156,345	25,911	130,434	503%	8,332	17,579	211%
Interest income	90,153	22,815	67,338	295%	13,581	9,234	68%
Net (loss)/gain on foreign exchange operations	1,979	1,143	836	73%	288	855	297%
Net gain/(loss) on derivatives	946	86	860	1000%	—	86	100%
Total revenue, net	$584,867	$265,951	$318,916	120%	$83,393	$182,558	219%

	Year ended March 31,
	2022	2021	2020
	(restated)	(restated)	(restated)
Fee and commission income	57%	82%	73%
Net gain on trading securities	27%	10%	10%
Interest income	15%	8%	16%
Net (loss)/gain on foreign exchange operations	—%	—%	—%
Net gain/(loss) on derivatives	—%	—%	—%
Total revenue, net	100%	99%	100%

During fiscal 2022, we realized total net revenue of $584,867, a 120% increase compared to fiscal 2021. Revenue during fiscal 2022 was higher than fiscal 2021 primarily due to increased fee and commission income, net gain on trading securities and interest income, which was partially offset by a net loss on foreign exchange operations.

During fiscal 2021 we realized total net revenue of $265,951, a 219% increase compared to fiscal 2020. Revenue during fiscal 2021 was significantly higher than fiscal 2020 primarily due to increases in all revenue categories during fiscal 2021.

Fee and commission income

The following tables set forth information regarding our fee and commission revenues for the periods presented.

	Year ended March 31,
	2022 (restated)	2021 (restated)	Amount Change	% Change	2020 (restated)	Amount Change	% Change
Retail brokerage fee and commission income	$319,015	$204,057	$114,958	56%	$60,130	$143,927	239%
Investment banking fee and commission income	5,963	6,451	(488)	(8)%	1,031	5,420	526%
Commission from bank services	6,727	699	6,028	862%	—	699	100%
Other fee and commission income	3,739	4,789	(1,050)	(22)%	31	4,758	15348%
Total fee and commission income	$335,444	$215,996	$119,448	55%	$61,192	$154,804	253%

	Year ended March 31,
	2022	2021	2020
	(restated	(restated	(restated
	(as a % of total fee and commission income)
Retail brokerage fee and commission income	95%	95%	98%
Investment banking fee and commission income	2%	3%	2%
Commission from bank services	2%	—%	—%
Other fee and commission income	1%	2%	—%
Total fee and commission income	100%	100%	100%

During fiscal 2022 fee and commission income was $335,444, an increase of $119,448, or 55%, as compared to fee and commission income of $215,996 for fiscal 2021. This increase in fee and commission income was primarily attributable to a $114,958 increase in fees and commission from brokerage services. The increase in fee and commission income from brokerage services was attributable to growth in client accounts through organic efforts including expansion of fee and commission generating activities such as an increase in the number of clients, an increase in number of active clients, and more trades by clients.

During fiscal 2021 fee and commission income increased by $154,804, a 253% increase over fiscal 2020. This increase was the result of a $143,927 increase in fees and commission from brokerage services primarily as a result of growth in client accounts through non-organic and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts' reports made available to our customer base, and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty. During fiscal 2021 we also realized a $5,420 increase in fees for underwriting services.

The increase in fees from underwriting services was driven mainly by increases in the volume and size of debt capital market transactions arranged by Kazakhstan brokerage companies, and the unique market opportunities created by the COVID-19 pandemic.
Net gain on trading securities
Net gain on trading securities was $156,345 for fiscal 2022 as compared to $25,911 for fiscal 2021, and to $8,332 for fiscal 2020 . See the following table for information regarding our net gains and losses during fiscal 2022, 2021 and 2020:

See the following table for information regarding our net gains and losses during fiscal 2022, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain on Trading Securities
Fiscal 2022 (restated)	$206,238	$(49,893)	$156,345
Fiscal 2021 (restated)	$19,478	$6,433	$25,911
Fiscal 2020 (restated)	$18,884	$(10,552)	$8,332
During fiscal 2022 we exchanged approximately 12.5 million shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during fiscal 2022, compared to fiscal 2021, was the sale of those SPBX ETF units and other SPBX shares we held. As a result, in fiscal 2022 we recognized realized net gain on trading securities sold of $206,238. Largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets we had unrealized net losses on open trading positions of $49,893. As a result of the foregoing, during fiscal 2022 we recognized a net gain on trading securities of $156,345 as shown in the table above.

The main contributing factors to the increase in net gain on trading securities in fiscal 2021 compared to fiscal 2020 included the increased size of our trading portfolio, favorable market conditions, increased use and success of intraday algorithmic trading and market-making activities on the SPBX outside of regular U.S. market hours.
Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Year ended March 31,
	2022 (restated)	2021 (restated)	Amount Change	% Change	2020 (restated)	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$1,385	$900	$485	54%	$898	$2	—%
Interest income on loans to customers	$4,612	$384	$4,228	1,101%	$328	$56	17%
Interest income on trading securities	$69,992	$18,368	$51,624	281%	$7,160	$11,208	157%
Interest income on margin loans to customers	$14,164	$3,163	$11,001	348%	$5,195	$(2,032)	(39)%
Total interest income	$90,153	$22,815	$67,338	$—	$13,581	$9,234	$—

	Year ended March 31,
	2022	2021	2020
	(restated)	(restated)	(restated)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	2%	4%	7%
Interest income on loans to customers	5%	2%	2%
Interest income on trading securities	78%	81%	53%
Interest income on margin loans to customers	15%	14%	38%
Total interest income	100%	100%	100%

During fiscal 2022 we recognized a $67,338, or 295% increase in interest income as compared to fiscal 2021. This increase in interest income was the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. During fiscal 2022 we shifted more of our portfolio from equity to debt to take advantage of a profitable bond market. In addition, we recognized a $4,228 or 1101% increase in interest income from new loans issued to customers of Freedom Bank KZ. We also realized a $485, or 54% increase in interest income due from banks and from reverse repurchase transactions during fiscal 2022 as compared to fiscal 2021.

During fiscal 2021 we realized a $11,208, or 157% increase in interest income from trading securities compared to fiscal 2020 because we increased the total size of our trading portfolio and the percentage of our investments in bonds. We also realized a $2, or —% increase in interest income due from banks that resulted primarily from increased overnight deposit transactions during fiscal 2021 and from reverse repurchase transactions because we engaged in an increased volume of such transactions during fiscal 2021. Further, we recognized a $11,001, or 348%, increase in interest income on margin loans to customers during fiscal 2022, as a result of an increase in the amount of margin loans for trades used by our clients, including our affiliate FFIN Brokerage.
Net gain/(loss) on foreign exchange operations
Under U.S. GAAP, we are required to revalue monetary assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability to the functional currency of that entity. During the year ended March 31, 2022, we realized a net gain on foreign exchange operations of $1,979 compared to a net gain of $1,143 during the year ended March 31, 2021. The primary reasons for the net gain in fiscal 2022 was a 9.4% decrease in the value of the Kazakhstan tenge against the U.S. dollar. Due to large amounts of USD-denominated net liabilities held in our subsidiary Freedom Bank KZ, we recognized a net loss on foreign exchange operations of $3,677 in fiscal 2022 out of a total $5,877 loss. Further, we realized a net gain on foreign exchange operations affected by the purchase and sale of foreign currency of $7,856 as a result of higher volume of currency exchange transactions.
During fiscal 2021 we recognized a $855 increase in net gain on foreign exchange operations compared to fiscal 2020 as the value of Kazakhstan tenge appreciated by 4.8% against the U.S. dollar.
Expense
The following tables set forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2022 (recast)	2021 (recast)	Amount Change	% Change	2020 (recast)	Amount Change	% Change
Fee and commission expense	$73,243	$65,978	$7,265	11%	$19,415	$46,563	240%
Interest expense	65,449	18,606	46,843	252%	10,200	8,406	82%
Operating expense	88,564	35,453	53,111	150%	25,678	9,775	38%
Provision for impairment losses/(recoveries)	2,206	1,517	689	45%	(1,254)	2,771	221%
Other expense, net	1,312	(106)	1,418	1338%	263	(369)	(140)%
Total expense	$230,774	$121,448	$109,326	90%	$54,302	$67,146	124%

	Year ended March 31,
	2022	2021	2020
	(recast)	(recast)	(recast)
Fee and commission expense	32%	55%	36%
Interest expense	28%	15%	19%
Operating expense	38%	29%	47%
Provision for impairment losses/(recoveries)	1%	1%	(2)%
Other expense, net	1%	—%	—%
Total expense	100%	100%	100%
For fiscal 2022 we incurred total expenses of $230,774, an 90% increase as compared to total expense of $121,448 for fiscal 2021. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
During fiscal 2021 we incurred total expenses of $121,448, a 124% increase compared to fiscal 2020. Expenses increased with the growth of our business during fiscal 2021 primarily in connection with corresponding administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense
Fee and commission expense increased by $7,265, or 11%, during fiscal 2022 as compared with fiscal 2021. This included increases in commissions paid for bank services of $5,893.
Fee and commission expense increased by $46,563, or 240% during fiscal 2021 compared to fiscal 2020. This included increases in brokerage commissions to our prime brokers of $44,173 and commissions paid for bank services of $1,495.
These increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our clients. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Interest expense
For fiscal 2022 we incurred a $46,843, or 252% increase in interest expense as compared to fiscal 2021. The increase in interest expense is primarily attributable to a $36,234, or 345% increase in the volume of short-term financing through securities repurchase agreements, and a $10,745 increase in interest on customer deposits. During fiscal 2022 we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of the growth of customer deposit accounts.
For fiscal 2021 we incurred a $8,406 or 82% increase in interest expense over fiscal 2020. The increased interest expense is primarily attributable to a $3,423 increase in volume of short-term financing through securities repurchase agreements, a $4,836 increase in interest on client deposits, and a $347 increase in interest expense on debt securities issued. We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on client deposits was a result of a growth of customer deposits. The increase of interest expense on debt securities was due to increased interest payments paid on the FRHC Notes issued in December 2019 and February 2020.

Operating expenses

Operating expenses for fiscal 2022 was $88,564, a 150% increase compared to fiscal 2021. This increase was primarily attributable to a $21,838 increase in payroll and bonuses expense as a result of expansion of our workforce through hiring, a $7,745 increase in stock compensation expense from issuing restricted stock grants to key employees in May 2021, a $5,032 increase in advertising expenses, an $8,144 increase in professional services as a result of expansion of our business, a $1,564 increase in software support, and a $601 in lease depreciation.
Operating expenses for fiscal 2021 totaled $35,453, a $9,775, or 38% increase compared to fiscal 2020. This increase was primarily attributable to a $7,864 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring.
Other expense
During fiscal 2022, we incurred an 1,338% increase of other expense, net as compared to fiscal 2021. This was due to economic uncertainty during our fourth fiscal quarter stemming from the Russia/Ukraine Conflict, where we recognized a $2,300 impairment losses on goodwill of Freedom Bank RU, Zerich, and Freedom UA. Other expense, net during fiscal 2022 also included write-off expenses of client base that was recognized with the acquisition of Zerich in the amount of $3,126.
Income tax expense
We recognized net income before income tax of $354,093, $144,503 and $29,091 during fiscal 2022, 2021 and 2020, respectively. Our effective tax rate during fiscal 2022 decreased to 10.9%, from 16.2% during fiscal 2021 as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Despite the decrease in our effective tax rate, as a result in the increase of our net income before income tax by $209,590, our income tax expense increased by $15,167 during the fiscal 2022.
Net income from continuing operations

As a result of the foregoing factors, for fiscal 2022 we had net income from continuing operations of $315,564 as compared to $121,141 for fiscal 2021, an increase of 160%. For fiscal 2020 we had net income from continuing operations of $24,158.
Net income/(loss) from discontinued operations
Net income/(loss) from discontinued operations represents the net income or loss from our Russian subsidiaries, which are classified as discontinued operations. Net loss from discontinued operations was $104,195 for fiscal 2022, as compared to net income from discontinued operations of $21,783 for fiscal 2021, and net loss from discontinued operations of $2,028 for fiscal 2020.
The negative change in the amount of $125,978 from fiscal 2021 to fiscal 2022 was primarily due to net loss on foreign exchange operations in the amount of $41,957 in fiscal 2022 as a result of depreciation of the Russian ruble by 11% against the U.S. dollar in such fiscal year and net loss on trading securities in the amount of $98,949 in fiscal 2022 which was principally due to the impact of the Russia/Ukraine Conflict on the securities markets. The positive change in the amount of $23,811 from fiscal 2020 to fiscal 2021 was primarily due to an increase in fee and commission income in an amount of $28,390 between the two fiscal years.
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
Segment Results of Operations

We have historically operated as a single operating segment. With the planned restructuring of our operations and divestiture of our Russian subsidiaries, coupled with our continued expansion, we have elected to reorganize our operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus and Russia (planned to be divested). Moving forward after completion of the divestiture of our Russian subsidiaries, we will manage our operations in five regional segments. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance.

The results of our Russian subsidiaries are presented as discontinued operations in the consolidated financial statements as of and for the fiscal year ended March 31, 2022 and in the fiscal years ended March 31, 2021 and 2020 for comparative purposes.

The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2022 (restated)	2021 (restated)	Amount Change	% Change	2020 (restated)	Amount Change	% Change
Central Asia	$118,066	$55,711	$62,355	112%	$19,380	$36,331	187%
Europe	457,662	201,187	256,475	127%	63,777	137,410	215%
U.S.	9,139	9,053	86	1%	236	8,817	3,736%
Middle East/Caucasus	—	—	—	—%	—	—	—%
Total revenue, net	$584,867	$265,951	$318,916	120%	$83,393	$182,558	219%

During fiscal 2022 total revenue, net increased across each of our regional operating segments. During fiscal 2021 total revenue, net increased across each of our regional operating segments. The increase in total net revenues for fiscal 2022 compared to fiscal 2021, and fiscal 2021 compared to fiscal 2020, was driven by the following:

•Total revenue, net in our Central Asia segment increased $62,355, or 112%, to $118,066 for fiscal 2022, as compared to $55,711 during fiscal 2021. This increase was mainly driven by the increase of interest income. This increase of interest income was primarily impacted by growth of interest received from securities held in our trading portfolio and an increase in interest accrued from loans issued. Moreover, this segment was significantly affected by the increase in commission fees from brokerage and banking services during the year caused by the expansion of our brokerage and banking business. Total revenue, net in our Central Asia segment increased $36,331, or 187%, to $55,711 for fiscal 2021, as compared to $19,380 during fiscal 2020. This increase was mainly driven by the increase of commission income. During fiscal 2022 growth of commission income was caused by the opening and rapid growth of brokerage services by Freedom Global. Furthermore, we had growth of income on brokerage services and growth of commission from underwriting services. The increase of revenue was also due to the rise of net gain on trading securities, related to growth of our trading portfolio and an increase in interest income from securities held in our trading portfolio.

•Total revenue, net in our Europe segment increased $256,475, or 127%, to $457,662 for fiscal 2022, as compared to $201,187 during fiscal 2021. This increase was driven by an increase in fee and commission income due to an increase in the number of clients and the volume of transactions they made. There was also a large increase in revenue due to the growth of net gain on trading securities as a result of realized gain from the sale of the SPBX ETF and SPBX shares for our investment portfolio. Total revenue, net in our Europe segment increased $137,410, or 215%, to $201,187 for fiscal 2021, as compared to $63,777 during fiscal 2020. This growth was driven by an increase in commission income for the year due to an increase in the size of our customer base and the volume of transactions they make.

•Total revenue, net in our U.S. segment was stable during fiscal 2022 and increased only by $86 or 1% as compared to fiscal year 2021. Total revenue, net in our U.S. segment increased by $8,817 or 3,736%, to $9,053 for fiscal year 2021, as compared to $236 during fiscal year 2020. This increase was driven by positive revaluation of the SPBX shares and acquisition of PrimeEx in addition to its earned fee and commission income.

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

The total expenses associated with our segments is summarized in the following table:

	Year ended March 31,
	2022 (recast)	2021 (recast)	Amount Change	% Change	2020 (recast)	Amount Change	% Change
Central Asia	107,553	34,581	$72,972	211%	27,452	$7,129	26%
Europe	100,398	79,210	21,188	27%	22,432	56,778	253%
U.S.	22,543	7,642	14,901	195%	4,418	3,224	73%
Middle East/Caucasus	280	15	265	1,767%	—	15	100%
Total expense, net	$230,774	$121,448	$109,326	90%	$54,302	$67,146	124%

During fiscal 2022, total expense increased across each of our regional operating segments. During fiscal 2021, total expense increased in our Central Asia, Europe and U.S segments as compared to fiscal 2020. The increase in total expenses for fiscal 2022 compared to fiscal 2021, and fiscal 2021 compared to fiscal 2020, was driven by the following:

•Total expense in our Central Asia segment increased by $72,972, or 211%, to $107,553 for fiscal 2022, as compared to $34,581 during fiscal 2021. This increase was driven by the increase in interest expense. This increase of interest expense was primarily impacted by growth of interest paid on securities repurchase agreements and customer deposits. Moreover, this segment was significantly affected by the increase in operating expenses due to the growth of payroll and bonuses and administrative expenses. Total expense in our Central Asia segment increased by $7,129, or 26%, to $ 34,581 for fiscal 2021, as compared to $27,452 during fiscal 2020. This increase was driven by the increase in interest expense. During the fiscal 2021, growth of interest expense was caused by the acquisition of Freedom Bank KZ, and its rapid growth of securities repurchase agreements and payments for customer deposits. The increase of expenses was also caused by an increased expenses associated with provisions for impairment losses due to estimates of uncollectible receivables.

•Total expense in our Europe segment increased $21,188, or 27%, to $100,398 for fiscal 2022 as compared to $79,210 during fiscal 2021. This increase was driven by the growth of operating expense, mainly due to payroll and bonuses, marketing expense, and professional services. Total expense in our Europe region increased $56,778, or 253%, to $79,210 for fiscal 2021 as compared to $22,432 during fiscal 2020. This increase was driven by the growth of fee and commission expense from an increase in our customer base and related transaction volume increase, and by an increase in operating expense related to the growth of our business in this region.

•Total expense in our U.S. segment increased $14,901, or 195%, to $22,543 for fiscal 2022 as compared to $7,642 during fiscal 2021. This increase was driven by the growth of stock compensation expense and an increase of professional services. Total expenses in our U.S. segment increased by $3,224 or 25%, to $7,642 for fiscal 2021 compared to $4,418 during fiscal 2020 due to the growth of stock compensation expenses.

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

	As of March 31,
	2022 (recast)	2021 (recast)
Cash and cash equivalents(1)	$224,663	$168,017
Trading securities	$1,080,982	$587,546
Total assets	$2,971,283	$2,100,322
Net liquid assets(2)	$1,471,619	$820,720

(1)Of the $224,663 in cash and cash equivalents we held at March 31, 2022, $19,725, or approximately 9%, were subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $168,017, of which $11,917, or 7%, were subject to reverse repurchase agreements.
The amount of cash and cash equivalents is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
During fiscal year 2022 and 2021, we had total liabilities of $2,463,608 and $1,824,651, respectively, including customer liabilities of $766,627 and $671,825, respectively.
We financed our assets primarily from cash flows from operations and short-term and long-term financing arrangements.
Cash Flows
The following table presents our cash flows for fiscal 2022, 2021 and 2020:

	Year ended March 31, 2022 (restated)	Year ended March 31, 2021 (restated)	Year ended March 31, 2020 (restated)

Net cash flows (used in)/from operating activities	$(443,007)	$534,437	$82,622
Net cash flows (used in)/from investing activities	(98,855)	95,821	(19,763)
Net cash flows from financing activities	607,820	404,423	58,075
Effect of changes in foreign exchange rates on cash	(54,552)	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$11,406	$1,030,912	$95,793
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

	Year ended March 31, 2022 (restated)		Year ended March 31, 2021 (restated)	Year ended March 31, 2020 (restated)

Increases in trading securities	$(600,959)	(1)	$(405,785)	$(14,543)
(Decreases)/increases in brokerage customer liabilities	$(23,237)	(2)	$431,926	$69,817
(Increases)/decreases in brokerage and other receivables	$(103,183)	(3)	$20,878	$(16,946)
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

Net Cash Flows (Used In)/From Investing Activities
During the fiscal year 2022 net cash used in investing activities was $98,855 compared to net cash from investing activities of $95,821 during the fiscal year 2021 and cash used in investing activities of $19,763 during the fiscal year 2020. During the fiscal 2022 cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $4,848. In addition, cash used in investing activities was used for purchase, net of sales of uncollateralized consumer retail loans from FFIN Credit in the amount of $47,733 and for the issuance of loans in the amount of $41,620 in connection with the launching a first-in-market digital mortgage product by our subsidiary Freedom Bank KZ. Cash from investing activities during the fiscal 2021 included $157,382 received in the acquisition of Zerich, Freedom Bank KZ and PrimeEx and $6,437 from proceeds on the sale of investments available-for-sale, which was partially offset by consideration paid for the Freedom Bank KZ acquisition of $53,097, the Zerich acquisition of $7,110, the PrimeEx acquisition of $2,500 and the purchase of fixed assets, net of sales of $2,011. During the fiscal year 2020 cash used in investing activities was mostly used for the purchase of investments available-for-sale securities and fixed assets, net of sales, the amount of $6,508 and $1,995, respectively.
Net Cash Flows From Financing Activities
Net cash from financing activities for fiscal year 2022 consisted principally of proceeds from securities repurchase agreement obligations in the amount of $416,044, proceeds from issuance of debt securities of $13,200, and net change in bank customer deposits of $142,364, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $9,988. Net cash from financing activities during fiscal 2021 consisted principally of proceeds from securities repurchase agreement obligations in the amount of $296,664, which was partially offset with net cash used in repurchase of outstanding Freedom KZ debt securities in the amount of $8,350. Net cash from financing activities during fiscal 2020 consisted principally of proceeds from issuance of debt securities in the amount of $26,933, which was partially offset with net cash used in payment of securities repurchase agreement obligations of $14,586, and repurchase of Freedom KZ debt securities in the amount of $9,585.
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
Indebtedness
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements, among other things, to finance our inventory positions. As of March 31, 2022, $737,364, or 68% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $374,610, or 64% as of March 31, 2021. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 14 "Securities Repurchase Agreement Obligations" to our consolidated financial statements contained in Part II Item 8 of our annual report.
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
Off-Balance Sheet Financing Arrangements
For a discussion of off-balance sheet financing arrangements of the Company as of March 31, 2022, see Note 30 "Commitments and Contingencies" to our consolidated financial statements contained in Part II Item 8 of our annual report.
Contractual Obligations
The following table sets forth information related to our contractual obligations as of March 31, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Operating lease obligations	$8,061	$3,799	$2,954	$1,308	$—
Outstanding bonds and notes	38,510	22,650	1,430	14,430	—

TOTAL	$46,571	$26,449	$4,384	$15,738	$—
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
Our investment policies and strategy are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2022 and 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $46,444 and $26,915 incremental decline in the fair market value of the portfolio, respectively, excluding Russian Segment which was reclassified to discontinued operations. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $51,051 and $28,624 incremental rise in the fair market value of the portfolio, respectively, excluding Russian Segment which was reclassified to discontinued operations.
The table below presents our issuers' current credit ratings as of March 31, 2022 and 2021:

	March 31, 2022 (recast)
	>BB	<BB	Not rated	Total

Corporate equity	$18,478	$2,335	$43,210	$64,023
Corporate debt	615,090	46,403	923	662,416
Non-U.S. sovereign debt	296,175	45,436	1,175	342,786
U.S. sovereign debt	10,306	—	—	10,306
Exchange traded notes	—	—	1,451	1,451

Total	$940,049	$94,174	$46,759	$1,080,982

	March 31, 2021 (recast)
	>BB	<BB	Not rated	Total

Corporate equity	$14,632	$3,657	$20,990	$39,279
Corporate debt	298,066	2,461	1,372	301,899
Non-U.S. sovereign debt	233,291	6,339	—	239,630
U.S. sovereign debt	4,661	—	—	4,661
Exchange traded notes	—	—	2,077	2,077

Total	$550,650	$12,457	$24,439	$587,546
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, U.S., Azerbaijan, Armenia and the UK. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.

In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows
An analysis of the March 31, 2022 and 2021, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an increase of income before income tax in the amount of $1,648 and decrease of $4,107, respectively.
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
As of March 31, 2022, and 2021, our exposure to equity investments at fair value was $64,023 and $39,279, respectively. An analysis of the March 31, 2022 and 2021, balance sheets estimates a decrease of 10% on the equity price would have reduced the value of the equity securities or instrument we held by approximately $6,547 and $4,136, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2022, we had $138,983 margin lending receivables from our customers, a significant portion of which was due from FFIN Brokerage. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
Since the outbreak of the Conflict we have been focused on restructuring our operations to dispose of our Russian subsidiaries, while continuing to facilitate the legal activities of our customers. For more information regarding the financial impact to our operations from Russian subsidiaries for the fiscal year ended March 31, 2022 please see Note 26 "Assets and Liabilities Held for Sale" of our consolidated financial statements contained in Part II Item 8 of our annual report.
78

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
79

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 26, 2023 expressed an adverse opinion thereon.
Recast and Restated Consolidated Financial Statements

As discussed in Note 3 to the financial statements, the Company has recast the consolidated balance sheets and the consolidated statements of operations and other comprehensive income to remove the balances and operations of two subsidiaries that were considered held for sale as of March 31, 2022. Also, as discussed in Note 4 to the financial statements, the Company has restated the consolidated statements of cash flows to correct the classification of loans issued, bank customer accounts, and funds received under Kazakhstan state program for financing of mortgage loans “7-20-25.” As also discussed in Note 4 to the financial statements, the Company has restated the consolidated statements of operations and other comprehensive income to correct the classification of interest income from margin lending. Our opinion is not modified with respect to these matters.
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

Evaluation of the identification of related parties and related party transactions

Description of the Matter
As discussed in Note 25 to the consolidated financial statements, the Company has entered into a number of transactions with its related parties. These related party transactions impact both the brokerage and banking services offered by the Company.
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

Evaluation of the Income Tax Provision

Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company’s income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
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
Salt Lake City, Utah
May 31, 2022, except for Note 3 and Note 4 to the consolidated financial statements, as to which the date is April 26, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Freedom Holding Corp.’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, because of the effect of the material weaknesses described in the following section over the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2022, based on established in Internal Control-Integrated Framework (2013) issued by COSO. criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 31, 2022 (except for Note 3 and Note 4 to the consolidated financial statements, as to which the date is April 21, 2023) expressed an unqualified opinion thereon.
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

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management determined that there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated May 31, 2022 (except for Note 3 and Note 4 to the consolidated financial statements, as to which the date is April 21, 2023), on those financial statements.
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
/s/ WSRP, LLC
Salt Lake City, Utah
April 26, 2023.
83

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

`	March 31, 2022	March 31, 2021
	(recast)	(recast)
ASSETS
Cash and cash equivalents	$224,663	$168,017
Restricted cash	547,950	490,691
Trading securities	1,080,982	587,546
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	147,480	49,518
Loans issued	92,403	9,626
Deferred tax assets	857	—
Fixed assets, net	17,387	15,571
Intangible assets, net	3,512	3,902
Goodwill	5,388	7,137
Right-of-use asset	6,747	4,626
Other assets, net	18,494	15,639
Assets held for sale	825,419	748,048
TOTAL ASSETS	$2,971,283	$2,100,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$742,710	$374,718
Customer liabilities	766,627	671,825
Trade payables	45,082	22,002
Current income tax liability	14,556	14,199
Securities sold, not yet purchased - at fair value	13,865	8,569
Loans received	3,538	3,373
Debt securities issued	34,390	31,349
Lease liability	6,785	4,811
Deferred income tax liabilities	—	4,007
Deferred distribution payments	8,534	8,534
Other liabilities	15,043	4,696
Liabilities held for sale	812,478	676,568
TOTAL LIABILITIES	2,463,608	1,824,651

Commitments and Contingent Liabilities (Note 30)	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 and 58,443,212 shares issued and outstanding as of March 31, 2022 and 2021, respectively	59	58
Additional paid in capital	141,340	104,672
Retained earnings	426,563	208,628
Accumulated other comprehensive loss	(53,291)	(36,046)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	514,671	277,312

Non-controlling interest	(6,996)	(1,641)

TOTAL SHAREHOLDERS' EQUITY	507,675	275,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,971,283	$2,100,322
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2022	2021	2020
Revenue:	(restated)	(restated)	(restated)
Fee and commission income	$335,444	$215,996	$61,192
Net gain on trading securities	156,345	25,911	8,332
Interest income	90,153	22,815	13,581
Net (loss)/gain on foreign exchange operations	1,979	1,143	288
Net gain on derivatives	946	86	—
TOTAL REVENUE, NET	584,867	265,951	83,393

Expense:
Fee and commission expense	73,243	65,978	19,415
Interest expense	65,449	18,606	10,200
Operating expense	88,564	35,453	25,678
Provision for impairment losses/(recoveries)	2,206	1,517	(1,254)
Other expense/(income), net	1,312	(106)	263
TOTAL EXPENSE	230,774	121,448	54,302

INCOME BEFORE INCOME TAX	354,093	144,503	29,091

Income tax expense	(38,529)	(23,362)	(4,933)

INCOME FROM CONTINUING OPERATIONS	315,564	121,141	24,158

Income/(loss) before income tax (expense)/benefit of discontinued operations	(117,199)	28,518	(958)

Income tax (expense)/benefit of discontinued operations	13,004	(6,735)	(1,070)

Income/(loss) from discontinued operations	(104,195)	21,783	(2,028)

NET INCOME	211,369	142,924	22,130

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(6,566)	631	(2,707)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$217,935	$142,293	$24,837

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	—	(71)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	71	—
Foreign currency translation adjustments, net of tax effect	(17,245)	1,857	(14,851)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$194,124	$144,852	$7,208

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(6,566)	631	(2,707)

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$200,690	$144,221	$9,915

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	5.43	2.06	0.46
Earnings from continuing operations per common share - diluted	5.43	2.06	0.46

(Loss)/earnings from discontinued operations per common share - basic	(1.75)	0.37	(0.03)
(Loss)/earnings from discontinued operations per common share - diluted	(1.75)	0.37	(0.03)

Earnings per common share - basic	3.67	2.44	0.43
Earnings per common share - diluted	3.67	2.43	0.43

Weighted average number of shares (basic)	59,378,207	58,388,445	58,163,691
Weighted average number of shares (diluted)	59,378,207	58,442,921	58,251,588
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	Shares	Amount

At March 31, 2019	58,043,212	58	99,093	41,498	(23,052)	—	117,597

Stock based compensation	—	—	2,625	—	—	—	2,625
Share based payment	85,000	—	1,052	—	—	—	1,052
Exercise of options	230,000	—	455	—	—	—	455
Translation difference	—	—	—	—	(14,851)	—	(14,851)
Net income/(loss)	—	—	—	24,837	—	(2,707)	22,130
Change in unrealized gain on available-for-sale securities, net of tax effect	—	—	—	—	(71)	—	(71)
Sale of Freedom UA shares	—	—	(335)	—	—	435	100

At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	15,000	—	1,147	—	—	—	1,147
Share based payment	10,000	—	517	—	—	—	517
Exercise of options	60,000	—	118	—	—	—	118
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	—	—	—	71	—	71
Translation difference	—	—	—	—	1,857	—	1,857
Net income	—	—	—	142,293	—	631	142,924

At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

Stock based compensation	1,039,000	1	15,745	—	—	—	15,746
Capital contributions	—	—	21,600	—	—	—	21,600
Exercise of options	60,000	—	119	—	—	—	119
Sale of Freedom UA shares	—	—	(796)	—	—	1,211	415
Translation difference	—	—	—	—	(17,245)	—	(17,245)
Net income	—	—	—	217,935	—	(6,566)	211,369

At March 31, 2022	59,542,212	$59	$141,340	$426,563	$(53,291)	$(6,996)	$507,675
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2022	March 31, 2021	March 31, 2020
	(restated)	(restated)	(restated)
Cash Flows From Operating Activities
Net income	$211,369	$142,924	$22,130
Net (loss)/income from discontinued operations	$(104,195)	$21,783	$(2,028)
Net income from continued operations	$315,564	$121,141	$24,158

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	2,614	2,079	1,105
Noncash lease expense	3,214	2,310	2,728
Subsidiaries goodwill impairment	832	—	—
Change in deferred taxes	(4,820)	1,569	182
Stock compensation expense	7,858	114	423
Share based payment	—	517	1,053
Unrealized loss/(gain) on trading securities	49,893	(6,433)	10,552
Net change in accrued interest	(12,933)	(11,153)	(278)
Allowance/(recovery) for receivables	2,206	1,516	(1,254)
Changes in operating assets and liabilities:
Trading securities	(600,959)	(405,785)	(14,543)
Brokerage and other receivables, net	(103,183)	20,878	(16,946)
Other assets, net	(5,686)	(6,871)	(4,924)
Securities sold, but not yet purchased - at fair value	5,296	8,508	—
Brokerage customer liabilities	(23,237)	431,926	69,817
Current income tax liability	357	10,653	654
Trade payables	26,124	16,445	(21,715)
Changes in lease liability	(3,351)	(2,134)	(2,711)
Other liabilities	9,704	2,140	176

Net cash flows (used in)/ from operating activities from continuing operations	(330,507)	187,420	48,477
Net cash flows (used in)/ from operating activities from discontinued operations	(112,500)	347,017	34,145
Net cash flows (used in)/ from operating activities	(443,007)	534,437	82,622

Cash Flows From/(Used by) Investing Activities
Purchase of fixed assets	(4,964)	(2,026)	(1,996)
Proceeds from sale of fixed assets	116	15	1
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	—	6,437	(6,508)
Purchase of intangible assets	(271)	—	—
Loans purchased from microfinance organizations	(59,839)	—	—
Loans sold to microfinance organization	12,106	—	—
Net change in loans issued to customers	(41,620)	(1,048)	(7,801)
Consideration paid for Zerich	—	(7,110)	—
Consideration paid for PrimeEx	—	(2,500)	—
Consideration paid for Freedom Bank KZ	—	(53,097)	—
Cash, cash equivalents and restricted cash received from acquisitions	—	157,382	—

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows (used in)/from investing activities from continuing operations	(94,472)	98,053	(16,304)
Net cash flows used in investing activities from discontinued operations	(4,383)	(2,232)	(3,459)
Net cash flows (used in)/from investing activities	(98,855)	95,821	(19,763)

Cash Flows From Financing Activities
Repurchase/(repayment) of securities repurchase agreement obligations	416,044	296,664	(14,586)
Proceeds from issuance of debt securities	13,200	3,626	26,933
Repurchase of debt securities	(9,988)	(8,350)	(9,585)
Repurchase of mortgage loans under the State Program	(146)	—	—
Funds received under state program for financing of mortgage loans	7,022	—	—
Net change in bank customer deposits	142,364	8,483	—
Exercise of options	119	118	—
Proceeds from loans received	—	3,300	—
Repayment of loans received	—	—	(4,008)
Proceeds from share capital increase	—	—	455

Net cash flows from financing activities from continuing operations	568,615	303,841	(791)
Net cash flows from financing activities from discontinued operations	39,205	100,582	58,866
Net cash flows from financing activities	607,820	404,423	58,075

Effect of changes in foreign exchange rates on cash and cash equivalents from continuing operations	(14,264)	1,883	(2,731)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	(40,288)	(5,652)	(22,410)
Effect of changes in foreign exchange rates on cash and cash equivalents, total	(54,552)	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,406	1,030,912	95,793

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	658,708	76,820	62,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	559,385	110,361	29,295
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,218,093	187,181	91,388

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	$772,613	$658,708	$76,820
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$456,886	$559,385	$110,361
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,229,499	$1,218,093	$187,181

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2022	March 31, 2021	March 31, 2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$(26,336)	$(15,508)	$(8,696)
Income taxes paid	$(44,473)	$(11,017)	$(4,053)

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$—	$—	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$6,987	$1,269	$523
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flow:

	March 31, 2022	March 31, 2021	March 31, 2020

Cash and cash equivalents	$224,663	$168,017	$11,242
Restricted cash	$547,950	$490,691	$65,578
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$772,613	$658,708	$76,820
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
On October 17, 2022, the Company entered into an agreement to sell its Russian subsidiaries, Freedom RU and Freedom Bank RU. For financial information regarding the Company's Russian subsidiaries see Note 26 - Assets and Liabilities held for sale and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K/A.
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
Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments' revaluation reserve is then reclassified to Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2022, the Company recognized write-off expenses of client base that was recognized with the acquisition of Zerich in the amount of $— due to economic uncertainty during our fourth fiscal quarter stemming from the Russia/Ukraine Conflict,

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Impairment of goodwill
As of March 31, 2022 and 2021, goodwill recorded in the Company's Consolidated Balance Sheets totaled $5,388 and $7,137 respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company's goodwill exceeded the carrying amount of the Company's goodwill.

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
The changes in the carrying amount of goodwill for the year ended March 31, 2022, were as follows:

Amount
Balance as of March 31, 2021	$7,137

Impairment of goodwill of Zerich, Freedom Bank RU and Freedom UA	(2,300)
Foreign currency translation	551

Balance as of March 31, 2022	$5,388
Asset and Liabilities Held for Sale

The Company classifies assets and liabilities as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Criteria include management's commitment to sell such assets and liabilities ("the disposal group") in their present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated.

A disposal group that represents a strategic shift for the Company or is acquired with the intention to sell is reflected as a discontinued operation on the Consolidated Statements of Operation and Statement of Other Comprehensive Income and prior periods are recast to reflect the earnings or losses as income from discontinued operations. The Consolidated Financial Statements and related Notes reflect the securities brokerage and complementary banking operations in Russia as discontinued operations as the Company has entered into an agreement to divest these operations.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
For the purpose of preparing current amended consolidated financial statements, the Company has reclassified Russian business's assets and liabilities as held for sale. Additional information is presented in Note 3 "Recast".
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
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 29 - Leases, within the notes to consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
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
In conjunction with the decision to divest the Company of its Russian subsidiaries, and its continued expansion, the Company has restructured its operations into five geographical regions ("segments"): Kazakhstan, Europe, the U.S., Middle East/Causcasus, and Russian (planned to be divested).
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
Advertising expense
For the years ended March 31, 2022, 2021 and 2020 the Company had expenses related to advertising in the amount of $10,059, $5,027 and $3,444 respectively. All costs associated with advertising are expensed in the period incurred.
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
NOTE 3 - RECAST
On October 17, 2022, the Company entered into an agreement with Mr. Maxim Povalishin for the sale of the Company's subsidiaries comprising the Russian segment. Because the assets and liabilities to be disposed of met the held for sale criteria, such subsidiaries are presented as discontinued operations in accordance with ASC 205 and 360 in the consolidated financial statements as of and for the year ended March 31, 2022 and in the corresponding periods of 2021 and 2020 for comparative purposes. For additional information see Note 26 - Assets and Liabilities held for sale.
The previously issued Consolidated Balance Sheet as of March 31, 2022 and March 31, 2021, and Consolidated Statement of Operations and Statements of Other Comprehensive Income for the year ended March 31, 2022, March 31, 2021 and March 31, 2020, have been revised as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	As of March 31, 2022
	As previously reported	Recast discontinued operations	As recast
ASSETS
Cash and cash equivalents	$625,547	$(400,884)	$224,663
Restricted cash	553,680	(5,730)	547,950
Trading securities	1,203,479	(122,497)	1,080,982
Available-for-sale securities, at fair value	1	—	1
Brokerage and other receivables, net	357,567	(210,087)	147,480
Loans issued	94,797	(2,394)	92,403
Deferred tax assets	12,018	(11,161)	857
Fixed assets, net	21,365	(3,978)	17,387
Intangible assets, net	5,791	(2,279)	3,512
Goodwill	5,388	—	5,388
Right-of-use asset	15,669	(8,922)	6,747
Other assets, net	25,707	(7,213)	18,494
Assets held for sale	—	825,419	825,419
TOTAL ASSETS	$2,921,009	$50,274	$2,971,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$775,178	$(32,468)	$742,710
Customer liabilities	1,417,937	(651,310)	766,627
Trade payables	45,229	(147)	45,082
Current income tax liability	14,556	—	14,556
Securities sold, not yet purchased - at fair value	14,103	(238)	13,865
Loans received	3,538	—	3,538
Debt securities issued	99,027	(64,637)	34,390
Lease liability	15,315	(8,530)	6,785
Deferred income tax liabilities	—	—	—
Deferred distribution payments	8,534	—	8,534
Other liabilities	19,917	(4,874)	15,043
Liabilities held for sale	—	812,478	812,478
TOTAL LIABILITIES	$2,413,334	$50,274	$2,463,608

Commitments and Contingent Liabilities (Note 30)	—	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 and 58,443,212 shares issued and outstanding as of March 31, 2022 and 2021, respectively	59	—	59
Additional paid in capital	141,340	—	141,340
Retained earnings	426,563	—	426,563
Accumulated other comprehensive loss	(53,291)	—	(53,291)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	$514,671	$—	$514,671

Non-controlling interest	(6,996)	—	(6,996)

TOTAL SHAREHOLDERS' EQUITY	$507,675	$—	$507,675

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,921,009	$50,274	$2,971,283

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	As of March 31, 2021
	As previously reported	Recast discontinued operations	As recast
ASSETS
Cash and cash equivalents	$698,828	$(530,811)	$168,017
Restricted cash	437,958	52,733	490,691
Trading securities	736,188	(148,642)	587,546
Available-for-sale securities, at fair value	1	—	1
Brokerage and other receivables, net	64,801	(15,283)	49,518
Loans issued	11,667	(2,041)	9,626
Fixed assets, net	18,385	(2,814)	15,571
Intangible assets, net	9,785	(5,883)	3,902
Goodwill	7,868	(731)	7,137
Right-of-use asset	13,262	(8,636)	4,626
Other assets	19,902	(4,263)	15,639
Assets held for sale	—	748,048	748,048
TOTAL ASSETS	$2,018,645	$81,677	$2,100,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$426,715	$(51,997)	$374,718
Customer liabilities	1,163,697	(491,872)	671,825
Trade payables	22,304	(302)	22,002
Current income tax liability	14,843	(644)	14,199
Securities sold, not yet purchased – at fair value	8,592	(23)	8,569
Loans received	3,373	—	3,373
Debt securities issued	68,443	(37,094)	31,349
Lease liability	13,249	(8,438)	4,811
Deferred income tax liabilities	4,385	(378)	4,007
Deferred distribution payments	8,534	—	8,534
Other liabilities	8,839	(4,143)	4,696
Liabilities held for sale	—	676,568	676,568
TOTAL LIABILITIES	$1,742,974	$81,677	$1,824,651
Commitments and Contingent Liabilities (Note 30)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	58	—	58
Additional paid in capital	104,672	—	104,672
Retained earnings	208,628	—	208,628
Accumulated other comprehensive loss	(36,046)	—	(36,046)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$277,312	$—	$277,312

Non-controlling interest	(1,641)	—	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	$275,671	$—	$275,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,018,645	$81,677	$2,100,322

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2022
	As previously reported*	Recast discontinued operations	As recast
Revenue:
Fee and commission income	$417,774	$(82,330)	$335,444
Net gain on trading securities	77,671	78,674	156,345
Interest income	105,965	(15,812)	90,153
Net loss on foreign exchange operations	(37,693)	39,672	1,979
Net gain on derivative	946	—	946
TOTAL REVENUE, NET	564,663	20,204	584,867

Expense:
Fee and commission expense	81,231	(7,988)	73,243
Interest expense	75,899	(10,450)	65,449
Operating expense	161,593	(73,029)	88,564
Provision for impairment losses	2,985	(779)	2,206
Other expense, net	6,061	(4,749)	1,312
TOTAL EXPENSE	327,769	(96,995)	230,774

INCOME BEFORE INCOME TAX	236,894	117,199	354,093

Income tax expense	(25,525)	(13,004)	(38,529)

INCOME FROM CONTINUING OPERATIONS	211,369	104,195	315,564

Income/(loss) before income tax (expense)/benefit of discontinued operations	—	(117,199)	(117,199)

Income tax (expense)/benefit of discontinued operations	—	13,004	13,004

Income/(loss) from discontinued operations	—	(104,195)	(104,195)

NET INCOME	211,369	—	211,369

Less: Net loss attributable to non-controlling interest in subsidiary	(6,566)	—	(6,566)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$217,935	$—	$217,935

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	—	—
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	—	—
Foreign currency translation adjustments, net of tax effect	(17,245)	—	(17,245)

OTHER COMPREHENSIVE INCOME/(LOSS)	(17,245)	—	(17,245)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$194,124	$—	$194,124

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(6,566)	—	(6,566)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$200,690	$—	$200,690
For the year ended March 31, 2022, the Company’s EPS as reported was 3.56 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 5.43 for both basic and diluted EPS for continuing operations, to (1.75) for both basic and diluted EPS for discontinued operations, and to 3.67 for both basic and diluted total EPS.

	Year ended March 31, 2021
	As previously reported*	Recast discontinued operations	As recast
Revenue:
Fee and commission income	$268,776	$(52,780)	$215,996
Net gain on trading securities	46,186	(20,275)	25,911
Interest income	34,036	(11,221)	22,815
Net gain on foreign exchange operations	3,428	(2,285)	1,143
Net gain on derivative	125	(39)	86
TOTAL REVENUE, NET	352,551	(86,600)	265,951

Expense:
Fee and commission expense	73,100	(7,122)	65,978
Interest expense	27,366	(8,760)	18,606
Operating expense	77,434	(41,981)	35,453
Provision for impairment losses	1,561	(44)	1,517
Other expense/(income), net	68	(174)	(106)
TOTAL EXPENSE	179,529	(58,081)	121,448

INCOME BEFORE INCOME TAX	173,022	(28,519)	144,503

Income tax expense	(30,098)	6,736	(23,362)

INCOME FROM CONTINUING OPERATIONS	142,924	(21,783)	121,141

Income before income tax expense of discontinued operations	—	28,518	28,518

Income tax expense of discontinued operations	—	(6,735)	(6,735)

Income from discontinued operations	—	21,783	21,783

NET INCOME	142,924	—	142,924

Less: Net income attributable to non-controlling interest in subsidiary	631	—	631

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$142,293	$—	$142,293

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	—	—
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	71	—	71
Foreign currency translation adjustments, net of tax effect	1,857	—	1,857

OTHER COMPREHENSIVE INCOME	1,928	—	1,928

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$144,852	$—	$144,852

Less: Comprehensive income attributable to non-controlling interest in subsidiary	631	—	631

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$144,221	$—	$144,221
For the year ended March 31, 2021, the Company’s EPS as reported was 2.45 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 2.06 for both basic and diluted EPS for continuing operations, to 0.37 for both basic and diluted EPS for discontinued operations, and to 2.44 and 2.43 for basic and diluted total EPS, respectively.

	Year ended March 31, 2020
	As previously reported*	Recast discontinued operations	As recast
Revenue:
Fee and commission income	$87,473	$(26,281)	$61,192
Net gain on trading securities	14,923	(6,591)	8,332
Interest income	17,329	(3,748)	13,581
Net gain/(loss) on foreign exchange operations	2,315	(2,027)	288
Net loss on derivative	(138)	138	—
TOTAL REVENUE, NET	121,902	(38,509)	83,393

Expense:
Fee and commission expense	21,936	(2,521)	19,415
Interest expense	12,399	(2,199)	10,200
Operating expense	59,990	(34,312)	25,678
Provision for impairment recoveries	(1,164)	(90)	(1,254)
Other expense, net	609	(346)	263
TOTAL EXPENSE	93,770	(39,468)	54,302

INCOME BEFORE INCOME TAX	28,132	959	29,091

Income tax expense	(6,002)	1,069	(4,933)

INCOME FROM CONTINUING OPERATIONS	22,130	2,028	24,158

Income/(loss) before income tax (expense)/benefit of discontinued operations	—	(958)	(958)

Income tax expense of discontinued operations	—	(1,070)	(1,070)

Income/(loss) from discontinued operations	—	(2,028)	(2,028)

NET INCOME	22,130	—	22,130

Less: Net loss attributable to non-controlling interest in subsidiary	(2,707)	—	(2,707)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,837	$—	$24,837

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	(71)	—	(71)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	—	—
Foreign currency translation adjustments, net of tax effect	(14,851)	—	(14,851)

OTHER COMPREHENSIVE INCOME/(LOSS)	(14,922)	—	(14,922)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$7,208	$—	$7,208

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(2,707)	—	(2,707)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,915	$—	$9,915
For the year ended March 31, 2020, the Company’s EPS as reported was 0.38 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.46 for both basic and diluted EPS for continuing operations, to (0.03) for both basic and diluted EPS for discontinued operations, and to 0.43 for both basic and diluted total EPS.
*amounts with restatement in fee and commission income and interest income, for more information please see Note 4 - Restatement.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 4 - RESTATEMENT

It was determined that there were errors in the Company's previously issued consolidated financial statements for the year ended March 31, 2022 related to the classification of loans issued, bank customer accounts and funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows for the year ended March 31, 2022, Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities", that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities", and that activities related to funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". The Company has evaluated the effect of the incorrect classifications and concluded that restatement was necessary. The Company determined that the restatement did not have any impact on the Company’s operating performance or any per-share amounts.

The following tables summarizes the impact of these correction of errors for the period presented for the years ended March 31, 2022, 2021 and 2020:

	For the year ended March 31, 2022
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors related to classification of loans and bank customer accounts	Correction of errors related to classification of funds received for financing mortgage loans	As restated

Net cash flows used in operating activities	$(347,988)	$(30,183)	$(378,171)	$(57,960)	$(6,876)	$(443,007)
Net cash flows used in investing activities	(8,703)	146	(8,557)	(90,298)	—	(98,855)
Net cash flows from financing activities	453,684	(998)	452,686	148,258	6,876	607,820
Effect of changes in foreign exchange rates on cash and cash equivalents	(54,552)	—	(54,552)	—	—	(54,552)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$42,441	$(31,035)	$11,406	$—	$—	$11,406

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	For the year ended March 31, 2021
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors related to classification of loans and bank customer accounts	As restated

Net cash flows from operating activities	$565,299	$24,753	$590,052	$(55,615)	$534,437
Net cash flows from investing activities	97,040	—	97,040	(1,219)	95,821
Net cash flows from financing activities	348,411	(822)	347,589	56,834	404,423
Effect of changes in foreign exchange rates on cash and cash equivalents	(3,769)	—	(3,769)	—	(3,769)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,006,981	$23,931	$1,030,912	$—	$1,030,912

	For the year ended March 31, 2020
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors related to classification of loans and bank customer accounts	As restated

Net cash flows from operating activities	$44,271	$59,422	$103,693	$(21,071)	$82,622
Net cash flows used in investing activities	(10,854)	(131)	(10,985)	(8,778)	(19,763)
Net cash flows from financing activities	33,109	(4,883)	28,226	29,849	58,075
Effect of changes in foreign exchange rates on cash and cash equivalents	(25,141)	—	(25,141)	—	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$41,385	$54,408	$95,793	$—	$95,793

In addition, it was determined that in the Company's previously issued consolidated financial statements for the year ended March 31, 2022, interest income from margin lending to clients had been erroneously classified within fee and commission income from brokerage services. Such income has been reclassified to interest income as a separate sub-line item within interest income entitled interest income from margin lending to clients. The following tables summarize the impact of corrections of the errors on the Consolidated Statements of Operations and Other Comprehensive Income for the periods presented:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2022
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors	As restated
Fee and commission income	$431,938	$(82,330)	$349,608	$(14,164)	335,444
Net gain on trading securities	77,671	78,674	156,345	—	156,345
Interest income	91,801	(15,812)	75,989	14,164	90,153
Net gain on foreign exchange operations	(37,693)	39,672	1,979	—	1,979
Net loss on derivative	946	—	946	—	946

TOTAL REVENUE, NET	$564,663	$20,204	$584,867	$—	$584,867

	Year ended March 31, 2021
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors	As restated
Fee and commission income	$271,939	$(52,780)	$219,159	$(3,163)	215,996
Net gain on trading securities	46,186	(20,275)	25,911	—	25,911
Interest income	30,873	(11,221)	19,652	3,163	22,815
Net gain on foreign exchange operations	3,428	(2,285)	1,143	—	1,143
Net loss on derivative	125	(39)	86	—	86

TOTAL REVENUE, NET	$352,551	$(86,600)	$265,951	$—	$265,951

	Year ended March 31, 2020
	As previously reported	Adjustments for discontinued operations	As recast	Correction of errors	As restated
Fee and commission income	$92,668	$(26,281)	$66,387	$(5,195)	61,192
Net gain on trading securities	14,923	(6,591)	8,332	—	8,332
Interest income	12,134	(3,748)	8,386	5,195	13,581
Net gain on foreign exchange operations	2,315	(2,027)	288	—	288
Net loss on derivative	(138)	138	—	—	—

TOTAL REVENUE, NET	$121,902	$(38,509)	$83,393	$—	$83,393

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 5 - CASH AND CASH EQUIVALENTS

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Current accounts with brokers	$70,830	$37,324
Current accounts with commercial banks	69,982	61,203
Current account with National Bank (Kazakhstan)	42,517	36,726
Securities purchased under reverse repurchase agreements	19,725	11,917
Petty cash in bank vault and on hand	18,467	14,916
Accounts with stock exchange	2,828	5,873
Current account with Central Depository (Kazakhstan)	314	58

Total cash and cash equivalents	$224,663	$168,017
As of March 31, 2022 and 2021, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of March 31, 2022 and 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2022 (recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	16.90%	$152	$—	$152
US sovereign debt	16.38%	9,952	—	9,952
Non-US sovereign debt	12.45%	9,565	—	9,565
Corporate debt	11.88%	56	—	56

Total		$19,725	$—	$19,725

	March 31, 2021 (recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	0.88%	$1,785	$—	$1,785
Corporate debt	10.15%	8,460	—	8,460
Corporate equity	13.09%	110	—	110
US sovereign debt	0.50%	1,562	—	1,562

Total		$11,917	$—	$11,917
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2022 and 2021, was $19,691 and $12,123 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 6 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2022 and 2021, consisted of:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Brokerage customers' cash	$531,032	$482,136
Deferred distribution payment	8,534	8,534
Guaranty deposits	5,540	21
Restricted bank accounts	2,844	—
Total restricted cash	$547,950	$490,691
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
NOTE 7 - TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of March 31, 2022 and 2021, trading and available-for-sale securities consisted of:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Corporate debt	$662,416	$301,899
Non-US sovereign debt	342,786	239,630
Corporate equity	64,023	39,279
US sovereign debt	10,306	4,661
Exchange traded notes	1,451	2,077
Total trading securities	$1,080,982	$587,546

Equity securities	1	1
Total available-for-sale securities, at fair value	$1	$1
As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC of $328,951 and $396,680, respectively. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $232,958 and $232,601.

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
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2022 and 2021:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2022 (recast) using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	9.61%	$662,416	$661,821	$—	$595
Non-U.S. sovereign debt	13.11%	342,786	334,491	—	8,296
Corporate equity	—	64,023	63,496	275	251
U.S. sovereign debt	2.36%	10,306	10,306	—	—
Exchange traded notes	—	1,451	1,451	—	—

Total trading securities		$1,080,982	$1,071,565	$275	$9,142

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2021 (recast) using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	9.22%	$301,899	$301,539	$—	$360
Non-U.S. sovereign debt	8.06%	239,630	239,630	—	—
Corporate equity	—	39,279	20,606	—	18,673
U.S. sovereign debt	1.68%	4,661	4,661	—	—
Exchange traded notes	—	2,077	2,077	—	—

Total trading securities		$587,546	$568,513	$—	$19,033

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1
The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2022 and 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2022 (recast)	FV as of March 31, 2021 (recast)	Significant Unobservable Inputs	%

Corporate equity	DCF	$—	$18,370	Discount rate	10.6%
				Estimated number of years	9 years
Corporate equity	DCF	$251	$303	Discount rate	20.0%
				Estimated number of years	9 years
Corporate debt	DCF	$595	$360	Discount rate	45.0%
				Estimated number of years	3 months
Non-US sovereign debt	DCF	$7,524	$—	Discount rate	69.0%
				Estimated number of years	11 years
Non-US sovereign debt	DCF	$772	$—	Discount rate	13.9%
				Estimated number of years	1 year
		$9,142	$19,033

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2022:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2020 (recast)	$11,259	$1

Sale of investments that use Level 3 inputs	(2)	—
Purchase of investments that use Level 3 inputs	736	—
Revaluation of investments that use Level 3 inputs	7,040	—
Foreign currency translation	—	—
Balance as of March 31, 2021 (recast)	$19,033	$1

Reclassification to level 3	682	—
Reclassification to level 1	(18,371)
Purchase of investments that use Level 3 inputs	10,812	—
Revaluation of investments that use Level 3 inputs	(3,014)	—
Foreign currency translation	—	—
Balance as of March 31, 2022 (recast)	$9,142	$1
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
NOTE 8 - BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables, net of the Company are comprised of the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Margin lending receivables	$138,983	$43,138
Receivables from brokerage clients	4,439	3,896
Long-term installments receivables	1,367	1,280
Receivable from sale of securities	884	484
Bank commissions receivable	598	697
Receivable for underwriting and market-making services	296	564
Dividends accrued	45	1,392
Other receivables	2,975	48

Allowance for receivables	(2,107)	(1,981)

Total brokerage and other receivables, net	$147,480	$49,518
On March 31, 2022 and 2021, amounts due from a single related party customer were $102,669 and $8,948, respectively or 70% and 14% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of March 31, 2022 and 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $2,107 and $1,981, respectively.
NOTE 9- LOANS ISSUED
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$51,923	April, 2022 - March, 2047	11.86%	$52,134	KZT
Uncollateralized bank customer loans	34,068	April, 2022 - March, 2047	17.56%	—	KZT
Subordinated loan	5,033	December, 2022-April, 2024	4.89%	—	USD
Subordinated loan	1,256	December, 2022-April, 2024	7.00%	—	UAH
Other	123	February, 2022-Febraury, 2027	2.50%	—	USD
Total loans issued	$92,403			$52,134

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

During the year ended March 31, 2022, the Company purchased loans in the aggregate amount of $59,839 and sold back loans totaling $12,106 to the FFIN Credit.

As of March 31, 2022, the Company held outstanding loans purchased from the FFIN Credit totaling $35,388, net of an allowance of $1,321.
Loans issued as of March 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,033	December 2022-April 2024	3.69%	$—	USD
Uncollateralized non-bank loan	2,382	January 2022 - February 2022	3.00%	—	USD
Uncollateralized non-bank loan	—		—%	—
Subordinated loan	1,331	September 2029	7.00%	—	UAH
Bank customer loans	880	March 2024	15.41%	729	KZT
Bank customer loans	—		—%	—
Total loans issued	$9,626			$729
NOTE 10 - DEFERRED TAX (LIABILITIES)/ASSETS
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
As of March 31, 2022 and 2021, deferred tax assets and liabilities of the Company were comprised of the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)
Deferred tax assets:
Revaluation on trading securities	$—	$—
Tax losses carryforward	679	316
Accrued liabilities	776	109
Depreciation	—	16
Stock compensation expenses	—	—
Valuation allowance	—	(316)
Deferred tax assets	$1,455	$125

Deferred tax liabilities:
Revaluation on trading securities	$210	$2,041
Fixed and Intangible Assets	—	1,568
Subordinated debt	—	523
Other liabilities	388	—
Deferred tax liabilities	$598	$4,132

Net deferred tax (liabilities)/assets	$857	$(4,007)
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the 21% tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(recast)	(recast)	(recast)

Profit before tax at 21%	$74,359	$30,346	$6,109
Global intangible low taxed income	31,194	18,451	4,803
Stock based compensation	3,090	348	551
Losses carried forward adjustment	—	—	—
Other differences	—	—	20
Provision for impairment losses	(75)	128	(245)
Valuation allowance	(316)	(361)	416
Non-taxable interest income	(659)	—	—
Permanent differences	(5,165)	(2,209)	(605)
Foreign tax credit	(16,200)	(10,155)	(3,503)
Foreign tax rate differential	(18,448)	(9,418)	(2,884)
Nontaxable gains	(29,251)	(3,768)	271
Income tax provision	$38,529	$23,362	$4,933
As of March 31, 2022 and 2021, income tax expense was comprised of the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(recast)	(recast)	(recast)
Current income tax charge	$42,525	$21,811	$4,753
Deferred income tax charge	(3,996)	1,551	180
Income tax provision	$38,529	$23,362	$4,933

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
During the years ended March 31, 2022, 2021 and 2020, the Company realized net income before income tax of $354,093, $144,503 and $29,091, respectively. During the same periods, the Company's effective tax rate was equal to 10.9%, 16.2% and 17.0%, respectively. This decrease in income tax expense was primarily attributable to non-taxable gains on trading securities in Freedom KZ, Freedom Bank KZ, Freedom EU and Freedom Technologies.
Tax loss carryforwards as of March 31, 2022, was $679 in Cyprus.
NOTE 11 - FIXED ASSETS, NET
As of March 31, 2022 and 2021, fixed assets, net of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Buildings	$7,770	$8,014
Processing and storage data centers	3,729	2,289
Office equipment	3,368	2,498
Capital expenditures on leasehold improvements	1,239	793
Furniture	2,653	1,079
Vehicles	362	264
Land	1,564	1,533
Other	674	1,205

Less: Accumulated depreciation	(3,972)	(2,104)

Total fixed assets, net	$17,387	$15,571
Depreciation expense totaled $2,020, $1,634 and $746 for the years ended March 31, 2022, 2021 and 2020 respectively.
NOTE 12- INTANGIBLE ASSETS, NET
As of March 31, 2022 and 2021, intangible assets, net of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Licenses	$2,252	$1,377
Client base	1,843	2,023
Trading platform	9	—
Software	1,389	1,930
Other intangible assets	41	—

Less: Accumulated amortization	(2,022)	(1,428)

Total intangible assets, net	$3,512	$3,902
Amortization expense totaled $594, $445 and $359 for the years ended March 31, 2022, 2021 and 2020 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 13 - OTHER ASSETS, NET
As of March 31, 2022 and 2021, other assets, net of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Current income tax asset	$2,261	$910
Due from financial institutions	4,764	2,094
Advances paid	4,082	6,196
Prepayments on future acquisitions	4,069	—
Taxes other than income taxes	1,686	786
Outstanding settlement operations	43	4,233
Rent guarantee deposit	759	389
Other	830	1,031

Total other assets	18,494	15,639

Allowance for other assets	—	—

Other assets, net	$18,494	$15,639
NOTE 14 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2022 and 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2022 (recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate debt	14.22%	$534,546	$142	$—	$534,688
Non-US sovereign debt	13.47%	201,666	—	—	201,666
US sovereign debt	0.77%	5,968	—	—	5,968
Corporate equity	14.00%	388	—	—	388
Total securities sold under repurchase agreements		$742,568	$142	$—	$742,710

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2021 (recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	9.29%	$229,122	$—	$—	$229,122
Corporate debt	9.23%	138,029	—	—	138,029
Corporate equity	3.78%	5,757	—	—	5,757
US sovereign debt	0.40%	1,810	—	—	1,810
Total securities sold under repurchase agreements		$374,718	$—	$—	$374,718
The fair value of collateral pledged under repurchase agreements as of March 31, 2022 and 2021, was $737,364 and $374,610, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 15 - CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Brokerage customers	$519,516	$547,349
Banking customers	247,111	124,476
Total customer liabilities	$766,627	$671,825
As of March 31, 2022, banking customer liabilities consisted of current accounts and deposits of $91,617 and $155,494, respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $48,058 and $76,418, respectively.
NOTE 16 - TRADE PAYABLES
As of March 31, 2022 and 2021, trade payables of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Margin lending payable	$39,250	$20,148
Payables to suppliers of goods and services	4,463	1,383
Trade payable for securities purchased	462	264
Guarantee fee received	33	31
Other	874	176
Total trades payables	$45,082	$22,002
On March 31, 2022 and 2021, amounts due to a single related party $38,889 or 86% and $13,810 or 62%, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 17 - SECURITIES SOLD, NOT YET PURCHASED - AT FAIR VALUE
As of March 31, 2022 and 2021, the Company's securities sold, not yet purchased - at fair value was $13,864 and $8,569, respectively.
During the year ended March 31, 2022, the Company sold shares that were not owned by the Company in the amount of $7,056. During the year ended March 31, 2022, the Company recognized a gain on the change in fair value of financial liabilities in the amount of $1,415 in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.
During the year ended March 31, 2021, the Company sold shares that were not owned by the Company and recognized financial liabilities at fair value in the amount of $8,508. During the year ended March 31, 2021, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Consolidated Statements of Operations and Statements of Other Comprehensive Income in the amount of $78.
Shares sold that are not owned (also known as a "short sale") involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 18 - LOANS RECEIVED
As of March 31, 2022 and 2021, loans received by the Company included the following:

Company	Lender	March 31, 2022 (recast)	March 31, 2021 (recast)	Interest rate	Term	Maturity dates
Freedom Holding Corp.	Non-Bank	$3,538	$3,373	5%	26 months	12/31/22
Total loans received		$3,538	$3,373
Non-bank loans received are unsecured. As of March 31, 2022 and 2021, accrued interest on the loans totaled $238 and $73, respectively.
NOTE 19 - DEBT SECURITIES ISSUED
As of March 31, 2022 and 2021, outstanding debt securities of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)

Debt securities issued denominated in USD	$33,700	$30,700
Accrued interest	690	649
Total debt securities issued	$34,390	$31,349
As of March 31, 2022 and 2021, the Company's outstanding debt securities had fixed annual coupon rates ranging from 5.50% to 7% and maturity dates ranging from December 2022 to November 2026. The Company's debt securities include $20,500 of FRHC notes issued in December 2019. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX.

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
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
NOTE 20 - OTHER LIABILITIES
As of March 31, 2022 and 2021, other liabilities of the Company included the following:

	March 31, 2022	March 31, 2021
	(recast)	(recast)
Liability arising from continuing involvement	$6,447	$—
Salaries and other employee benefits	1,902	550
Payable to suppliers	3,162	1,470
Vacation reserve	990	790
Outstanding settlements operations	292	1,128
Taxes payable other than income tax	567	118
Other	1,683	640
Total other liabilities	$15,043	$4,696
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
NOTE 21 - FEE AND COMMISSION INCOME/EXPENSE
As of March 31, 2022 and 2021, fee and commission income/expense of the Company included the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(restated)	(restated)	(restated)
Fee and commission income:

Brokerage services	$319,015	$204,057	$60,130
Bank services	6,727	699	—
Underwriting services	5,963	6,451	1,031
Other commission income	3,739	4,789	31

Total fee and commission income	$335,444	$215,996	$61,192

Fee and commission expense:

Brokerage services	$61,941	$62,487	$18,314
Bank services	7,546	1,653	158
Stock exchange services	1,669	807	466
Central Depository services	329	247	399
Other commission expense	1,758	784	78

Total fee and commission expense	$73,243	$65,978	$19,415
NOTE 22 - NET GAIN ON TRADING SECURITIES
As of March 31, 2022, 2021 and 2020, net gain on trading securities included the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(restated)	(restated)	(restated)

Net gain recognized during the period on trading securities sold during the period	$206,238	$19,478	$18,884
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(49,893)	6,433	(10,552)
Net gain recognized during the period on trading securities	$156,345	$25,911	$8,332
As of March 31, 2022, and March 31, 2021 the Company held in its proprietary trading portfolio shares SPBX at fair value of $40,441 and $18,408, respectively.

During the year ended March 31, 2022, the Company exchanged approximately 12,500,000 shares of its stock of SPBX for units in the SPBX ETF. During the year ended March 31, 2022, the Company sold its SPBX ETF units to approximately 15,490 investors through placement agents, one of which was our related party FFIN Brokerage, for net proceeds of $167,011. As a result, during the year ended March 31, 2022, the Company recognized net gain on trading securities sold of $179,216, which included $177,146 of realized gain from the sale of the SPBX ETF and SPBX shares. Due to the geopolitical situation in Russia, the Company recognized $54,238 of net unrealized loss from revaluation of the SPBX shares the Company still held at March 31,2022.

As a result, during the year ended March 31, 2022, the Company recognized net gain on trading securities of $165,693, which included $215,586 of realised gain and $49,893 of unrealized loss.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 23 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(restated)	(restated)	(restated)
Interest income:
Interest income on financial assets recorded at amortized cost comprises:
Interest income on securities repurchased under reverse repurchase agreements and amounts due from banks	$1,385	$900	$898
Interest income on margin loans	14,164	3,163	5,195
Interest income on loans to customers	4,612	384	328

Total interest income on financial assets recorded at amortized cost	20,161	4,447	6,421

Interest income on financial assets recorded in consolidated statements of operations and other comprehensive income

Interest income on trading securities	69,992	18,368	7,160

Total interest income on financial assets recorded in consolidated statements of operations and other comprehensive income	69,992	18,368	7,160

Total interest income	$90,153	$22,815	$13,581
Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreement obligations	$46,731	$10,497	$7,074
Interest expense on customer accounts and deposits	16,336	5,591	755
Interest expense on debt securities issued	1,822	2,363	2,016
Interest expense on loans received	539	133	355
Other interest expense	21	22	—
Total interest expense on financial liabilities recorded at amortized cost	65,449	18,606	10,200

Total interest expense	$65,449	$18,606	$10,200

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 24 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
	(restated)	(restated)	(restated)
Sales and purchases of foreign currency, dealing	$7,856	$99	$148
Translation difference	(5,877)	1,044	140
Total net gain on foreign exchange operations	$1,979	$1,143	$288
NOTE 25 - RELATED PARTY TRANSACTIONS
During the years ended March 31, 2022, 2021 and 2020, the Company earned fee and commission income from related parties in the amounts of $291,163, $184,725 and $56,247, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 94% of our total related party commission income for the year ended March 31, 2022, as compared to approximately 34% of our total related party commission income for the year ended March 31, 2021, and 86% of our total related party commission income for the year ended March 31, 2020. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the years ended March 31, 2022, 2021 and 2020, the Company paid commission expense to related parties in the amount of $16,307, $20,291 and $3,668, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 58% of our total related party commission expense for the year ended March 31, 2022, as compared to approximately 15% of our total related party commission expense for the year ended March 31, 2021, and 80% of our total related party commission expense for the year ended March 31, 2020.
Interest income earned from related parties is comprised entirely of interest income from FFIN Brokerage, principally interest income from margin lending. During the years ended March 31, 2022 and 2021, the Company earned interest income from related parties in the amounts of $10,191 and $2,250, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the years ended March 31, 2022 and 2021.
During the years ended March 31, 2022 and 2021 the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $1,329 and $0, respectively.
As of March 31, 2022 and 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,787 and $12,237, respectively. 100% and 100% of these balances were due to Wisdompoint Capital LTD.
As of March 31, 2022 and 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $244 and $960, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
As of March 31, 2022 and 2021, the Company had margin lending receivables with related parties totaling $107,649 and $9,866, respectively. 95% and 83% of these balances were due from FFIN Brokerage.
As of March 31, 2022 and 2021, the Company had margin lending payables to related parties, totaling $38,889 and $13,810, respectively. 100% and 100% of these balances were due to Wisdompoint Capital LTD.
As of March 31, 2022 and 2021, the Company had accounts payable due to a related party totaling $313 and $299, respectively.
As of March 31, 2022 and 2021, the Company had financial liability due to a related party totaling $1,637 and $1,707, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2022 and 2021, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $325,904 and $235,460, respectively. 75% and 126%, of these balances were deposits from FFIN Brokerage.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 26 - ASSETS AND LIABILITIES HELD FOR SALE
On October 17, 2022, the Company entered into an agreement with Mr. Maxim Povalishin for the sale of 100% of the share capital the Company's subsidiaries in Russia. The transaction was completed on February 27, 2023. Because of the reissuance of the financial statements due to the restatements discussed in Note 4, the Company have also recast the financial statements to reflect the assets and liabilities to be disposed of as discontinued operations in the consolidated financial statements. In accordance with US GAAP, the Company has reported separately the discontinued operations in the consolidated financial statements.
The segment reporting in Note 31 has been recast to remove the Russian segment due to its presentation in the financial statements as discontinued operations.
As of March 31, 2022 and 2021, the major classes of assets and liabilities from discontinued operations included the following:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	428,480	531,791
Restricted cash	28,406	27,594
Trading securities	122,497	148,642
Brokerage and other receivables, net	210,087	15,575
Loans issued	2,395	2,041
Other assets	33,554	22,405

Total assets held for sale	825,419	748,048

Customer liabilities	701,584	573,181
Debt securities issued	64,637	37,095
Securities repurchase agreement obligations	32,469	51,997
Other liabilities	13,788	14,295

Total liabilities held for sale	812,478	676,568
The results of operations for discontinued operations for the years ended March 31, 2022, 2021 and 2020, consist of the following:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
Fee and commission income	69,742	52,780	24,390
Net (loss)/gain on trading securities	(78,674)	20,275	6,591
Interest income	28,399	11,221	5,639
Net gain/(loss) on foreign exchange operations	(39,672)	2,285	2,027
Net gain/(loss) on derivative	—	39	(138)

Total revenue, net	(20,205)	86,600	38,509

Fee and commission expense	7,988	7,122	2,521
Interest expense	10,450	8,760	2,199
Operating expense	73,029	41,981	34,312
Provision for impairment losses	779	45	90
Other (income)/expense, net	4,748	174	345

Total expense	96,994	58,082	39,467

(Loss)/Income before income tax	(117,199)	28,518	(958)
The net cash flows from/(used in) operating and investing activities from discontinued operations for years ended March 31, 2022, 2021 and 2020, consist of the following:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Cash Flows (Used In)/From Operating Activities

Net (loss)/income from discontinued operations	$(104,195)	$21,783	$(2,028)

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	2,035	1,745	1,553
Noncash lease expense	4,932	3,826	3,570
Impairment of Freedom Bank RU goodwill	723	—	—
Impairment of Zerich goodwill	810	—	—
Loss on sale of fixed assets	—	—	201
Client base write-off	3,125	—	—
Change in deferred taxes	(12,634)	1,170	371
Stock compensation expense	7,887	1,033	2,202
Unrealized (gain)/loss on trading securities	51,652	(425)	(2,705)
Net change in accrued interest	354	(1,921)	396
Allowances/(recovery) for receivables	771	41	96
Changes in operating assets and liabilities:
Trading securities	(39,354)	(100,133)	(2,159)
Brokerage and other receivables	(218,852)	28,845	(30,967)
Other assets	(3,684)	(1,292)	(442)
Securities sold, not yet purchased – at fair value	239	23	—
Brokerage customer liabilities	198,608	392,855	70,146
Current income tax liability	(637)	658	—
Trade payables	(370)	230	(2,311)
Lease liabilities	(5,166)	(3,854)	(3,768)
Other liabilities	1,256	2,433	(10)
Net cash flows (used in)/from operating activities from discontinued operations	(112,500)	347,017	34,145

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(2,881)	(2,137)	(2,766)
Proceeds from sale of fixed assets	—	76	284
Purchase of intangible assets	(557)	—	—
Net change in loans issued to customers	(945)	(171)	(977)
Net cash flows (used in)/from investing activities from discontinued operations	(4,383)	(2,232)	(3,459)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 27 - STOCKHOLDERS' EQUITY
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
NOTE 28 - STOCK BASED COMPENSATION
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
NOTE 29 - LEASES
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
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2022:

	Classification on Balance Sheet	March 31, 2022
Assets
Operating lease assets	Right-of-use assets	$6,747
Total lease assets		$6,747

Liabilities
Operating lease liability	Operating lease obligations	$6,785
Total lease liability		$6,785

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Lease obligations at March 31, 2022, consisted of the following:

Twelve months ending March 31,
2023	$3,725
2024	1,683
2025	1,271
2026	1,064
2027	244
Thereafter
Total payments	7,987
Less: amounts representing interest	(1,202)
Lease liability, net	$6,785
Weighted average remaining lease term (in months)	23
Weighted average discount rate	12%
Lease commitments for short-term operating leases as of March 31, 2022 was approximately $74. The Company's rent expense for office space was $637 for the year ended March 31, 2022, $451 for the year ended March 31, 2021 and $151 for the year ended March 31, 2020 respectively.
NOTE 30 - COMMITMENTS AND CONTINGENCIES
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 31 - SEGMENT REPORTING

The Company historically operated as a single operating segment. With the planned restructuring of the Company's operations, coupled with the continued expansion, there was an election to reorganize operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus and Russia (planned to be divested). These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance.

The segment reporting has been recast to remove the Russian segment due to its presentation in the financial statements as discontinued operations. In addition, segment reporting was restated for the errors described in Note 4, and restated segment information was provided to CODM in their reports.
The following tables summarize the Company's Statement of operation by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Year ended March 31, 2022 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Middle East/Caucasus	Total
Fee and commission income	$24,374	$306,525	$4,545	—	$335,444
Net gain/(loss) on trading securities	11,604	142,195	2,546	—	156,345
Interest income	75,130	14,540	483	—	90,153
Net gain/(loss) on foreign exchange operations	6,012	(5,598)	1,565	—	1,979
Net gain/(loss) on derivative	946	—	—	—	946
TOTAL REVENUE, NET	118,066	457,662	9,139	—	584,867
Interest expense	$54,894	$8,747	$1,808	—	$65,449
Fee and commission expense	7,945	64,518	780	—	73,243
Operating expense	42,076	27,069	19,136	283	88,564
Provision for impairment losses/(recoveries)	2,149	57	—	—	2,206
Other expense/(income), net	489	7	819	(3)	1,312
TOTAL EXPENSE	107,553	100,398	22,543	280	230,774
NET INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$10,513	$357,264	$(13,404)	(280)	$354,093
Income tax (expense)/benefit	1,237	(26,786)	(12,989)	9	(38,529)
NET PROFIT/(LOSS) FROM CONTINUING OPERATIONS	$11,750	$330,478	$(26,393)	(271)	$315,564

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Middle East Caucasus	Total
Fee and commission income	$17,055	$197,844	$1,097	—	$215,996
Net gain on financial instruments through profit and loss	18,414	8	7,489	—	25,911
Interest income	18,498	3,635	682	—	22,815
Net gain/(loss) on foreign exchange operations	1,658	(300)	(215)	—	1,143
Net gain on derivative	86	—	—	—	86
TOTAL REVENUE, NET	$55,711	$201,187	$9,053	—	$265,951
Interest expense	$12,770	$3,663	$2,173	—	$18,606
Fee and commission expense	1,211	64,521	246	—	65,978
Operating expense	19,674	10,921	4,843	15	35,453
Provision for impairment losses	1,014	108	395	—	1,517
Other (expense)/income, net	(88)	(3)	(15)	—	(106)
TOTAL EXPENSE	$34,581	$79,210	$7,642	15	$121,448
NET INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$21,130	$121,977	$1,411	(15)	$144,503
Income tax (expense)/benefit	210	(14,013)	(9,559)	—	(23,362)
NET PROFIT/(LOSS) FROM CONTINUING OPERATIONS	$21,340	$107,964	$(8,148)	(15)	$121,141

	Year ended March 31, 2020 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Middle East Caucasus	Total
Fee and commission income	$2,810	$58,382	$—	—	$61,192
Net gain/(loss) on financial instruments through profit and loss	8,121	257	(46)	—	8,332
Interest income	7,932	5,451	198	—	13,581
Net gain/(loss) on foreign exchange operations	517	(313)	84	—	288
Net gain/(loss) on derivative	—	—	—	—	—
TOTAL REVENUE, NET	$19,380	$63,777	$236	—	$83,393
Interest expense	$9,533	$343	$324	—	$10,200
Fee and commission expense	629	18,600	186	—	19,415
Operating expense	18,262	3,500	3,916	—	25,678
Provision for impairment losses	(1,254)	—	—	—	(1,254)
Other (expense)/income, net	282	(11)	(8)	—	263
TOTAL EXPENSE	$27,452	$22,432	$4,418	—	$54,302
NET INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$(8,072)	$41,345	$(4,182)	—	$29,091
Income tax (expense)/benefit	(16)	(4,467)	(450)	—	(4,933)
NET PROFIT/(LOSS) FROM CONTINUING OPERATIONS	$(8,088)	$36,878	$(4,632)	—	$24,158

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	March 31, 2022 (recast)
	Central Asia	Europe	US	Middle East Caucasus	Held for Sale	Total

Total assets	$1,207,149	$765,699	$172,661	$355	$825,419	$2,971,283

Total liabilities	$985,938	$489,899	$175,121	$172	$812,478	$2,463,608
Net assets	$221,211	$275,800	$(2,460)	$183	12,941	$507,675

	March 31, 2021 (recast)
	Central Asia	Europe	US	Middle East Caucasus	Held for Sale	Total

Total assets	714,380	591,072	46,682	140	748,048	2,100,322

Total liabilities	557,747	530,227	60,106	3	676,568	1,824,651
Net assets	156,633	60,845	(13,424)	137	71,480	275,671
NOTE 32 - SUBSEQUENT EVENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures, and Internal Control over Financial Reporting
As of the end of the period covered by this annual report on Form 10-K/A, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2022, and its internal control over financial reporting was not effective as of March 31, 2022 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows.

In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this annual report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Remediation Plan for the Material Weakness

In order to remediate the material weaknesses, our management plans to enhance the design of its control activities over the classification and presentation of its Consolidated Statements of Cash Flows and Consolidated Statements of Operations and Other Comprehensive Income to ensure compliance with U.S. GAAP requirements. The material weaknesses cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO in 2013, management concluded that our internal control over financial reporting was not effective as of March 31, 2022. The effectiveness of the Company's internal control over financial reporting as of March 31, 2022, has been audited by WSRP, LLC, (PCAOB ID 374) an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

Except for the identification of material weaknesses as described above, there was no change in our internal control over financial reporting during the fiscal year ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Securities(2)
4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(3)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program(2)%#
4.04	Agreement to furnish instruments and agreement defining rights of holders of long-term debt(2)
4.05	Loan Agreement, dated November 22, 2021, between Freedom Finance SPC Ltd. and Freedom Holding Corp(8)%
4.06	Guarantee Agreement No., dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd.(8)%
4.07	Agreement No. FF-29072021 for the provision of underwriting services, dated July 29, 2021, between Freedom Finance Global PLC and Freedom Finance SPC Ltd.(8)%
4.08	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026.(9)
4.09	Securities Placement Terms and Conditions(9)%#
4.10	Resolution to Issue Securities(9) #
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(4) +
10.02	Employment Contract No. 10 between Beliv Gorod IC LLC and Timur Turlov(2)+%#
10.03	Supplementary agreement No. 1 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.04	Supplementary agreement No. 2 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.05	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.06	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.07	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.08	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.09	Offer of Employment, dated September 23, 2021, between Freedom Holding Corp. and Liudmila Kiriaku+ (10)
10.10	Form of Restricted Stock Award Agreement(7)+
10.11	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.12	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+
10.13	Restricted Stock Award Agreement, effective March 30, 2022, between Freedom Holding Corp. and Liudmila Kiriaku+(10)

10.14	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.15	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+
14.01	Code of Ethics(5)
21.01	Schedule of Subsidiaries(10)
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following Freedom Holding Corp. financial information for the year ended March 31, 2022, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*
104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2021.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2021.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.
(10)	Incorporated by reference to the Registrant’s original Annual Report on Form 10-K filed with the SEC on May 31, 2022.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: April 26, 2023	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman	April 26, 2023
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer	April 26, 2023
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	April 26, 2023
Askar Tashtitov

/s/ Boris Cherdabayev	Director	April 26, 2023
Boris Cherdabayev

/s/ Jason Kerr	Director	April 26, 2023
Jason Kerr

/s/ Leonard Stillman	Director	April 26, 2023
Leonard Stillman

/s/ Amber Williams	Director	April 26, 2023
Amber Williams