Form 10-Q/A
period 2022-06-30
Freedom Holding Corp.
filed 2023-04-26
CIK 924805

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Quarterly Report on Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Freedom Holding Corp. (the “Company”) for the quarterly period ended June 30 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2022 (the “Original Form 10-Q”).

Background and Effect of the Restatement

As previously disclosed in the Company's Current Reports on Forms 8-K dated November 14, 2022, February 10, 2023 and March 14, 2023 the Audit Committee (“Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the Original Form 10-Q and any reports, related earnings releases, investor presentations or similar communications of such prior financial statements should no longer be relied upon. The determinations made by the Audit Committee resulted from the following errors in the Original Form 10-Q identified by the Company during the course of preparing its financial statements as of and for the three months ended September 30, 2022, based on inquiries from its newly appointed independent registered public accounting firm, and during the course of preparing its financial statements as of and for the three months ended December 31, 2022:

•In the Consolidated Statements of Cash Flows, certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities,” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities" (the "First Cash Flow Statement Error").

•In the Consolidated Statements of Operations and Other Comprehensive Income, certain interest income from margin lending was presented as “Fee and commission income” whereas it should have been presented as “Interest income” (the "Income Statement Error").

•In the Consolidated Statements of Cash Flows, funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” were presented as “Operating activities” whereas they should have been presented as “Financing activities” (the "Second Cash Flow Statement Error").

The Company determined that the misclassifications described above did not have any impact on the Company's operating performance or reported key performance indicators.

This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original Form 10-Q. In addition, because the Company entered into an agreement to sell its Russian subsidiaries subsequent to June 30, 2022 but prior to the date of the filing of this Amendment, at which time such subsidiaries met the held for sale criteria, this Amendment presents the Company's Russian subsidiaries as assets and liabilities held for sale and discontinued operations, in accordance with ASC 205 and 360.

Restatement of Other Financial Statements

In addition to this Quarterly Report on Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "Form 10-K/A") and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2021 (the "December 2021 Form 10-Q/A") and September 30, 2022 (the "September 2022 Form 10-Q/A"). The Company is filing such other amended reports to restate its audited and unaudited condensed consolidated financial statements, as the case may be, and related financial information for the periods contained in those reports and to amend certain other items within those reports in relation to (i) the Income Statement Error described above, (ii) in the case of the the Form 10-K/A and the December 2021 Form 10-Q/A, the First Cash Flow Statement Error described above and (iii) in the case of the the Form 10-K/A and the September 2022 Form 10-Q/A, the First Cash Flow Statement Error described above.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2022, and its internal control over financial reporting was not effective as of June 30, 2022 due to the following material weaknesses.
Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows,(ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

Items Amended in This Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q in its entirety. The following sections in the Original Form 10-Q have been revised in this Amendment: Part I, Item 1: “Unaudited Condensed Consolidated Financial Statements”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part I, Item 3. “Qualitative and Quantitative Disclosures about Market Risk”; Part I, Item 4. “Controls and Procedures”; and Part II, Item 6. “Exhibits.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report on Form 10-Q/A currently dated certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.01, 32.01 and 32.02).

This Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not reflect adjustments for events occurring after August 8, 2022, the date of the filing of the Original Form 10-Q, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the adjustments described above, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2022	March 31, 2022
	(recast)	(recast)
ASSETS
Cash and cash equivalents	$246,399	$225,464
Restricted cash	423,189	547,950
Trading securities	1,298,402	1,158,377
Available-for-sale securities, at fair value	219,470	161,364
Brokerage and other receivables, net	232,109	147,659
Loans issued	212,088	92,446
Fixed assets, net	21,955	17,823
Intangible assets, net	5,376	5,163
Goodwill	5,932	5,898
Right-of-use asset	9,486	7,431
Deferred income tax assets	1,934	908
Insurance contract assets	7,170	5,712
Assets held for sale	1,168,692	825,419
Other assets	38,539	26,136
TOTAL ASSETS	$3,890,741	$3,227,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$995,907	$840,224
Customer liabilities	762,869	765,628
Trade payables	67,124	45,083
Insurance contract liabilities	135,563	119,490
Current income tax liability	23,803	14,556
Securities sold, not yet purchased – at fair value	7,186	13,865
Loans received	5,435	3,538
Debt securities issued	50,993	34,390
Lease liability	9,544	7,504
Deferred distribution payments	8,534	8,534
Other liabilities	72,246	15,852
Liabilities held for sale	1,119,655	812,478
Payable for acquisition	24,966	—
TOTAL LIABILITIES	3,283,825	2,681,142
Commitments and Contingent Liabilities (Note 25)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of June 30, 2022, and March 31, 2022, respectively	59	59
Additional paid in capital	152,532	174,745
Retained earnings	502,990	441,924
Accumulated other comprehensive loss	(39,676)	(63,125)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	615,905	553,603

Non-controlling interest	(8,989)	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	606,916	546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,890,741	$3,227,750
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

	For The Three Months Ended
	June 30, 2022	June 30, 2021
	(restated)	(restated)
Revenue:
Fee and commission income	$89,446	$78,115
Net gain on trading securities	4,433	8,682
Net realized loss on investments available for sale	(593)	(31)
Interest income	48,563	22,238
Insurance underwriting income	24,241	14,076
Net (loss)/gain on foreign exchange operations	4,593	1,208
Net gain/(loss) on derivative	1,266	(59)
TOTAL REVENUE, NET	171,949	124,229

Expense:
Fee and commission expense	23,315	21,194
Interest expense	40,071	14,246
Insurance claims incurred, net of reinsurance	16,692	11,296
Operating expense	37,999	19,421
Provision for impairment losses	2,428	267
Other (income)/expense, net	(561)	10
TOTAL EXPENSE	119,944	66,434

INCOME BEFORE INCOME TAX	52,005	57,795

Income tax expense	(8,879)	(5,127)

INCOME FROM CONTINUING OPERATIONS	43,126	52,668

Income before income tax expense of discontinued operations	19,102	3,237

Income tax expense of discontinued operations	(3,156)	(537)

Income from discontinued operations	15,946	2,700

NET INCOME	59,072	55,368

Less: Net loss attributable to non-controlling interest in subsidiary	(1,994)	(52)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$61,066	$55,420

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	866	874
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	593	31
Foreign currency translation adjustments, net of tax effect	21,990	3,022

OTHER COMPREHENSIVE INCOME	23,449	3,927

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$82,521	$59,295

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(1,994)	(52)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$84,515	$59,347

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	0.72	0.89
Earnings from continuing operations per common share - diluted	0.72	0.88

(Loss)/earnings from discontinued operations per common share - basic	0.27	0.05
(Loss)/earnings from discontinued operations per common share - diluted	0.27	0.05

Earnings per common share - basic	1.03	0.93
Earnings per common share - diluted	1.03	0.93

Weighted average number of shares (basic)	59,542,212	59,474,712
Weighted average number of shares (diluted)	59,542,212	59,531,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Three Months Ended
	June 30, 2022	June 30, 2021
	(Restated)	(Restated)
Cash Flows Used In Operating Activities
Net income	$59,072	$55,368
Net income/(loss) from discontinued operations	15,946	2,700
Net income/(loss) from continued operations	43,126	52,668
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	875	969
Noncash lease expense	924	882
Change in deferred taxes	(902)	(1,977)
Stock compensation expense	1,877	1,094
Unrealized loss on trading securities	11,730	(5,570)
Net change in accrued interest	(11,891)	(5,138)
Change in insurance reserves	17,718	12,246
Allowances for receivables	2,428	267
Changes in operating assets and liabilities:
Trading securities	(121,642)	(68,391)
Brokerage and other receivables	(85,163)	(10,741)
Assets from insurance activities	(1,426)	(103)
Other assets	(12,174)	1,184
Securities sold, not yet purchased – at fair value	(6,679)	6,490
Customer liabilities	(116,702)	(101,653)
Current income tax liability	9,250	6,582
Trade payables	19,157	128,264
Lease liabilities	(899)	(855)
Liabilities from insurance activity	(3,875)	(3,074)
Other liabilities	1,693	(1,331)
Net cash flows (used in)/from operating activities from continuing operations	(252,575)	11,813
Net cash flows (used in)/from operating activities from discontinued operations	(12,847)	(74,200)
Net cash flows used in operating activities	(265,422)	(62,387)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(4,900)	(1,903)
Proceeds from sale of fixed assets	—	—
Loans purchased from microfinance organizations	(56,681)	—
Loans sold to microfinance organization	9,832	—
Net change in loans issued to customers	(74,035)	(2,963)
Purchase of available-for-sale securities, at fair value	(87,828)	(51,936)
Proceeds from sale of available-for-sale securities, at fair value	36,432	48,674
Net cash flows (used in)/from investing activities from continuing operations	(177,180)	(8,128)
Net cash flows (used in)/from investing activities from discontinued operations	(7,079)	399
Net cash flows used in investing activities	(184,259)	(7,729)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	140,264	26,230
Proceeds from issuance of debt securities	16,280	—
Repurchase of debt securities	—	(10,105)
Repurchase of mortgage loans under the State Program	(735)	—
Funds received under state program for financing of mortgage loans	55,987	—

Net change in bank customer deposits	109,358	(2,944)
Capital contributions	677	—
Proceeds from loans received	1,897	—
Net cash flows from/(used in) financing activities from continuing operations	323,728	13,181
Net cash flows from/(used in) financing activities from discontinued operations	14,462	(7,933)
Net cash flows from financing activities	338,190	5,248
Effect of changes in foreign exchange rates on cash and cash equivalents from continuing operations	2,329	(194)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	252,814	25,251

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	143,652	(39,811)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	773,414	579,156
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	456,886	558,419
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,230,300	1,137,575

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	669,588	583,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	704,364	514,540
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,373,952	$1,097,764

	For The Three Months Ended
	June 30, 2022	June 30, 2021
	(Recast)	(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,618	$7,060
Income tax paid	$48	$534

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$3,025	$2,375
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from continuing operations reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	June 30, 2021
	(Recast)	(Recast)
Cash and cash equivalents	$246,399	$207,371
Restricted cash	423,189	375,853
Total cash, cash equivalents and restricted cash from continuing operations shown as in the statement of cash flows	$669,588	$583,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interest	Total
	Shares	Amount

Balance As At March 31, 2021 (Recast)	58,443,212	$58	$135,261	$214,429	$(40,434)	$(1,641)	$307,673

Stock based compensation	1,031,500	—	2,162	—	—	—	2,162
Contribution of shareholder	—	—	1,265	—	—	—	1,265
Translation difference	—	—	—	—	3,022	—	3,022
Other comprehensive reserve	—	—	—	—	907	—	907
Net income (loss)	—	—	—	55,420	—	(52)	55,368

Balance As At June 30, 2021 (Recast)	59,474,712	$58	$138,688	$269,849	$(36,505)	$(1,693)	$370,397

Balance As At March 31, 2022 (Recast)	59,542,212	$59	$174,745	$441,924	$(63,125)	$(6,995)	$546,608

Stock based compensation	—	—	3,698	—	—	—	3,698
Acquisition of insurance companies	—	—	(26,588)	—	—	—	(26,588)
Capital contributions	—	—	677	—	—	—	677
Translation difference	—	—	—	—	21,990	—	21,990
Other comprehensive reserve	—	—	—	—	1,459	—	1,459
Net income (loss)	—	—	—	61,066	—	(1,994)	59,072

Balance As At June 30, 2022 (Recast)	59,542,212	$59	$152,532	$502,990	$(39,676)	$(8,989)	$606,916
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
•FFIN Bank LLC, a Moscow, Russia-based bank ("Freedom Bank RU").

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

The Company has entered into an agreement to sell its Russian subsidiaries, Freedom RU and Freedom Bank RU. For financial information regarding the Company's Russian subsidiaries see Note 24 - Assets and Liabilities held for sale and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q/A.
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

Interest income

Interest income on margin loans, loans issued, trading securities and reverse repurchase agreement obligations is recognized based on the contractual provisions of the underlying arrangements.

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

For the purpose of preparing current amended condensed consolidated financial statements, the Company has reclassified Russian segment's assets and liabilities as held for sale. Additional information is presented in Note 3 "Recast"

Income taxes
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
Operating lease assets and corresponding lease liabilities were recognized on the Company's Condensed Consolidated Balance Sheets. Refer to Note 22 Leases, to the condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The CODM recently, however, restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S., and Middle East/Causcasus.
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

NOTE 3 – RECAST
On October 17, 2022, the Company entered into an agreement with Mr. Maxim Povalishin for the sale of the Company's subsidiaries comprising the Russian segment. Because the assets and liabilities to be disposed of met the held for sale criteria, as of and for the three months ended June 30, 2022 and in the corresponding periods of 2021 and 2020 for comparative purposes. For additional information see Note 26 - Assets and Liabilities held for sale.

The previously issued Condensed Consolidated Balance Sheets as of June 30,2022 and March 31, 2022, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three months ended June 30, 2022 and 2021, have been revised as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of March 31, 2022
	As previously reported	Recast insurance companies	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$625,547	$816	$(400,899)	$225,464
Restricted cash	553,680	—	(5,730)	547,950
Trading securities	1,203,479	77,395	(122,497)	1,158,377
Available-for-sale securities, at fair value	1	161,363	—	161,364
Brokerage and other receivables, net	357,567	179	(210,087)	147,659
Loans issued	94,797	43	(2,394)	92,446
Fixed assets, net	21,365	436	(3,978)	17,823
Intangible assets, net	5,791	1,650	(2,278)	5,163
Goodwill	5,388	510	—	5,898
Right-of-use asset	15,669	684	(8,922)	7,431
Deferred tax assets	12,018	51	(11,161)	908
Assets from insurance activity	—	5,712	—	5,712
Assets held for sale	—	—	825,419	825,419
Other assets, net	25,707	7,643	(7,214)	26,136
TOTAL ASSETS	$2,921,009	$256,482	$50,259	$3,227,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$775,178	$97,515	$(32,469)	$840,224
Customer liabilities	1,417,937	(983)	(651,326)	765,628
Trade payables	45,229	1	(147)	45,083
Liabilities from insurance activity	—	119,490	—	119,490
Current income tax liability	14,556	—	—	14,556
Securities sold, not yet purchased – at fair value	14,103	—	(238)	13,865
Loans received	3,538	—	—	3,538
Debt securities issued	99,027	—	(64,637)	34,390
Lease liability	15,315	719	(8,530)	7,504
Deferred distribution payments	8,534	—	—	8,534
Liabilities held for sale	—	—	812,478	812,478
Other liabilities	19,917	807	(4,872)	15,852
TOTAL LIABILITIES	2,413,334	217,549	50,259	2,681,142
Commitments and Contingent Liabilities (Note 25)	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of June 30, 2022, and March 31, 2022, respectively	59	—	—	59
Additional paid in capital	141,340	33,405	—	174,745
Retained earnings	426,563	15,361	—	441,924
Accumulated other comprehensive loss	(53,291)	(9,834)	—	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	514,671	38,932	—	553,603

Non-controlling interest	(6,996)	1	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	507,675	38,933	—	546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,009	$256,482	$50,259	$3,227,750

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of June 30, 2022
	As previously reported*	Recast discontinued operations	As recasted
ASSETS
Cash and cash equivalents	$905,685	$(659,286)	$246,399
Restricted cash	375,118	48,071	423,189
Trading securities	1,420,481	(122,079)	1,298,402
Available-for-sale securities, at fair value	219,470	—	219,470
Brokerage and other receivables, net	511,047	(278,938)	232,109
Loans issued	223,519	(11,431)	212,088
Fixed assets, net	29,203	(7,248)	21,955
Intangible assets, net	9,404	(4,028)	5,376
Goodwill	5,932	—	5,932
Right-of-use asset	24,394	(14,908)	9,486
Deferred tax assets	16,263	(14,329)	1,934
Assets from insurance activity	7,170	—	7,170
Assets held for sale	—	1,168,692	1,168,692
Other assets, net	49,508	(10,969)	38,539
TOTAL ASSETS	$3,797,194	$93,547	$3,890,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,030,171	$(34,264)	$995,907
Customer liabilities	1,652,643	(889,774)	762,869
Trade payables	82,202	(15,078)	67,124
Liabilities from insurance activity	135,563	—	135,563
Current income tax liability	23,803	—	23,803
Securities sold, not yet purchased – at fair value	7,706	(520)	7,186
Loans received	5,435	—	5,435
Debt securities issued	115,629	(64,636)	50,993
Lease liability	23,642	(14,098)	9,544
Deferred distribution payments	8,534	—	8,534
Liabilities held for sale	—	1,119,655	1,119,655
Other liabilities	79,984	(7,738)	72,246
Payable for acquisition	24,966	—	24,966
TOTAL LIABILITIES	3,190,278	93,547	3,283,825
Commitments and Contingent Liabilities (Note 25)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of June 30, 2022, and March 31, 2022, respectively	59	—	59
Additional paid in capital	152,532	—	152,532
Retained earnings	502,990	—	502,990
Accumulated other comprehensive loss	(39,676)	—	(39,676)
TOTAL FRHC SHAREHOLDERS’ EQUITY	615,905	—	615,905

Non-controlling interest	(8,989)	—	(8,989)
TOTAL SHAREHOLDERS’ EQUITY	606,916	—	606,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,797,194	$93,547	$3,890,741

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2022
	As previously reported*	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$126,727	$(37,281)	$89,446
Net gain on trading securities	15,582	(11,149)	4,433
Net realized loss on investments available for sale	(593)	—	(593)
Interest income	54,367	(5,804)	48,563
Income from insurance activity	24,241	—	24,241
Net gain/(loss) on foreign exchange operations	5,019	(426)	4,593
Net gain on derivative	1,265	1	1,266
TOTAL REVENUE, NET	226,608	(54,659)	171,949

Expense:
Fee and commission expense	25,241	(1,926)	23,315
Interest expense	45,829	(5,758)	40,071
Expense from insurance activity	16,692	—	16,692
Operating expense	65,467	(27,468)	37,999
Provision for impairment losses	2,798	(370)	2,428
Other expense, net	(527)	(34)	(561)
TOTAL EXPENSE	155,500	(35,556)	119,944

NET INCOME BEFORE INCOME TAX	71,108	(19,103)	52,005

Income tax expense	(12,035)	3,156	(8,879)

INCOME FROM CONTINUING OPERATIONS	59,073	(15,947)	43,126

Income before income tax expense of discontinued operations	—	19,102	19,102

Income tax expense of discontinued operations	—	(3,156)	(3,156)

Income from discontinued operations	—	15,946	15,946

NET INCOME	59,073	$(1)	$59,072

Less: Net loss attributable to non-controlling interest in subsidiary	(1,994)	—	(1,994)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$61,067	$(1)	$61,066

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	866	—	866
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	593	—	593
Foreign currency translation adjustments, net of tax effect	21,977	13	21,990

OTHER COMPREHENSIVE INCOME	23,436	13	23,449

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$82,509	$12	$82,521

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(1,994)	—	(1,994)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$84,503	$12	$84,515

For the three months ended June 30, 2022, the Company’s EPS as reported was 0.99 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.72 for both basic and diluted EPS for continuing operations to 0.27, for both basic and diluted EPS for discontinued operations, and to 1.03 for both basic and diluted total EPS, respectively.

	Three months ended June 30, 2021
	As previously reported*	Recast insurance companies	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$96,306	$(24)	$(18,167)	$78,115
Net gain on trading securities	9,900	841	(2,059)	8,682
Net realized loss on investments available for sale	—	(31)	—	(31)
Interest income	19,178	6,585	(3,525)	22,238
Income from insurance activity	—	14,076	—	14,076
Net (loss)/gain on foreign exchange operations	(1,187)	163	2,232	1,208
Net loss on derivative	(59)	(1)	1	(59)
TOTAL REVENUE, NET	124,138	21,609	(21,518)	124,229

Expense:
Fee and commission expense	21,863	1,397	(2,066)	21,194
Interest expense	14,272	2,223	(2,249)	14,246
Expense from insurance activity	—	11,296	—	11,296
Operating expense	30,318	2,926	(13,823)	19,421
Provision for impairment losses	293	—	(26)	267
Other expense, net	14	111	(115)	10
TOTAL EXPENSE	66,760	17,953	(18,279)	66,434

NET INCOME BEFORE INCOME TAX	57,378	3,656	(3,239)	57,795

Income tax expense	(5,669)	5	537	(5,127)

INCOME FROM CONTINUING OPERATIONS	51,709	3,661	(2,702)	52,668

Income before income tax expense of discontinued operations	—	—	3,237	3,237

Income tax expense of discontinued operations	—	—	(537)	(537)

Income from discontinued operations	—	—	2,700	2,700

NET INCOME	51,709	3,661	(2)	55,368

Less: Net loss attributable to non-controlling interest in subsidiary	(52)	—	—	(52)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,761	$3,661	$(2)	$55,420

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	874	—	874
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	31	—	31
Foreign currency translation adjustments, net of tax effect	3,300	(278)	—	3,022

OTHER COMPREHENSIVE INCOME	3,300	627	—	3,927

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$55,009	$4,288	$(2)	$59,295

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(52)	—	—	(52)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$55,061	$4,288	$(2)	$59,347

For the three months ended June 30, 2021, the Company’s EPS as reported was 0.87 for both basic and diluted EPS. Due to the items noted above, the Company’s EPS has been recast to 0.89 and 0.88 for both basic and diluted EPS respectively for continuing operations, to 0.05 for both basic and diluted EPS for discontinued operations, and to 0.93 for both basic and diluted total EPS, respectively.

*amounts with restatement in fee and commission income and interest income, for more information please see Note 4 Restatement.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 4 – RESTATEMENT
It was determined that there were errors in the Company's previously issued consolidated financial statements for the three months ended June 30, 2022 related to the classification of loans issued, bank customer accounts and funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022. Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities", that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities", and that activities related to funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". The Company has evaluated the effect of the incorrect classifications and concluded that restatement was necessary. The Company determined that the restatement did not have any impact on the Company’s operating performance or any per-share amounts.
The following tables summarizes the impact of these correction of errors for the three months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022
	As previously reported	Adjustments for discontinued operations	As recasted	Correction of errors related to classification of loans and bank customer accounts	Correction of errors related to classification of funds received for financing mortgage loans	As restated

Net cash flows from operating activities	$(229,714)	$31,393	$(198,321)	$(11,849)	$(55,252)	$(265,422)
Net cash flows from investing activities	(57,621)	—	(57,621)	(126,638)	—	(184,259)
Net cash flows from financing activities	146,434	(1,983)	144,451	138,487	55,252	338,190
Effect of changes in foreign exchange rates on cash and cash equivalents	241,661	13,482	255,143	—	—	255,143

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$100,760	$42,892	$143,652	$—	$—	$143,652

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For the three months ended June 30, 2021
	As previously reported	Adjustments for discontinued operations	As recasted	Correction of errors related to classification of loans and bank customer accounts	As restated

Net cash flows from operating activities	$(72,465)	$1,341	$(71,124)	$8,737	$(62,387)
Net cash flows from investing activities	(5,787)	(1)	(5,788)	(1,941)	(7,729)
Net cash flows from financing activities	14,658	(2,614)	12,044	(6,796)	5,248
Effect of changes in foreign exchange rates on cash and cash equivalents	23,782	1,275	25,057	—	25,057

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(39,812)	$1	$(39,811)	$—	$(39,811)

In addition, it was determined that in the Company's previously issued condensed consolidated financial statements for the period ended June 30, 2022, interest income from margin lending to clients had been erroneously classified within fee and commission income from brokerage services. Such income has been reclassified to interest income as a separate sub-line item within interest income entitled interest income from margin lending to clients. The following tables summarize the impact of correction of the error on the Condensed Consolidated Statements of Operations and Other Comprehensive Income for the periods presented:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For the three months ended June 30, 2022
	Issued	Adjustments for discontinued operations	As recasted	Correction of error	As restated
Fee and commission income	$131,641	$(37,281)	$94,360	$(4,914)	$89,446
Net gain on trading securities	15,582	(11,149)	4,433		4,433
Net realized loss on investments available for sale	(593)	—	(593)	—	(593)
Interest income	49,453	(5,804)	43,649	4,914	48,563
Insurance underwriting income	24,241	—	24,241	—	24,241
Net gain/(loss) on foreign exchange operations	5,019	(426)	4,593		4,593
Net gain/(loss) on derivative	1,265	1	1,266	—	1,266

TOTAL REVENUE, NET	$226,608	$(54,659)	$171,949	$—	$171,949

	For the three months ended June 30, 2021
	Issued	FF Life and FF Insurance acquisition	Adjustments for discontinued operations	As recasted	Correction of error	As restated
Fee and commission income	$97,407	$(24)	$(18,167)	$79,216	$(1,101)	$78,115
Net gain on trading securities	9,900	841	(2,059)	8,682		8,682
Net realized loss on investments available for sale	—	(31)	—	(31)	—	(31)
Interest income	18,077	6,585	(3,525)	21,137	1,101	22,238
Insurance underwriting income	—	14,076	—	14,076	—	14,076
Net gain/(loss) on foreign exchange operations	(1,187)	163	2,232	1,208		1,208
Net gain/(loss) on derivative	(59)	(1)	1	(59)	—	(59)

TOTAL REVENUE, NET	$124,138	$21,609	$(21,518)	$124,229	$—	$124,229

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – CASH AND CASH EQUIVALENTS
As of June 30, 2022, and March 31, 2022, cash and cash equivalents consisted of the following:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Securities purchased under reverse repurchase agreements	$6,888	$19,947
Current accounts with commercial banks	78,844	70,155
Petty cash in bank vault and on hand	32,519	18,607
Current account with National Bank (Kazakhstan)	64,416	42,517
Current accounts with brokers	48,332	71,061
Accounts with stock exchanges	6,231	2,828
Cash in transit	9,151	35
Current account with Central Depository (Kazakhstan)	18	314
Total cash and cash equivalents	$246,399	$225,464
As of June 30, 2022, and March 31, 2022, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of June 30, 2022, and March 31, 2022, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2022 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.70%	$162	$—	$162
Corporate debt	1.11%	1,754	—	1,754
US sovereign debt	16.50%	3,554	—	3,554
Non-US sovereign debt	15.21%	1,393	25	1,418
Total securities sold under repurchase agreements		$6,863	$25	$6,888

	March 31, 2022 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	12.11%	$153	$—	$153
Non-US sovereign debt	3.09%	9,786	—	9,786
US sovereign debt	0.04%	9,952	—	9,952
Corporate debt	11.90%	56	—	56
Total securities sold under repurchase agreements		$19,947	$—	$19,947

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2022, and March 31, 2022, was $7,063 and $19,801, respectively.
NOTE 6 – RESTRICTED CASH
Restricted cash for the periods ended June 30, 2022, and March 31, 2022, consisted of:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Brokerage customers’ cash	$410,862	$531,032
Deferred distribution payments	8,534	8,534
Guaranty deposits	3,793	5,540
Restricted bank accounts	—	2,844
Total restricted cash	$423,189	$547,950

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
NOTE 7 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of June 30, 2022, and March 31, 2022, trading and available-for-sale securities consisted of:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Non-U.S. sovereign debt	$688,843	$360,570
Corporate debt	545,448	712,134
Corporate equity	47,540	72,354
U.S. sovereign debt	14,696	10,435
Exchange traded notes	1,875	2,884
Total trading securities	$1,298,402	$1,158,377

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

As of June 30, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC (BBB credit rating) in the amount of $304,453 and the Ministry of Finance of the Republic of Kazakhstan (BBB- credit rating) in the amount of $620,918. As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $357,343 and $488,560, respectively.
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

	Weighted Average Interest Rate	Total	Fair Value Measurements at June 30, 2022 (recast) using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	13.40%	$688,843	$686,851	$1,174	$818
Corporate debt	10.20%	545,448	545,292	—	156
Corporate equity	—%	47,540	47,109	180	251
U.S. sovereign debt	3.02%	14,696	14,696	—	—
Exchange traded notes	—%	1,875	1,875	—	—

Total trading securities		$1,298,402	$1,295,823	$1,354	$1,225

Corporate debt	10.60%	$132,372	$132,372	$—	$—
Non-U.S. sovereign debt	11.50%	84,748	84,748	—	—
U.S. sovereign debt	3.00%	2,349	2,349	—	—
Corporate equity	—%	1	—	—	1
Total available-for-sale securities, at fair value		$219,470	$219,469	$—	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements at March 31, 2022 (Recast) using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.19%	$712,134	$711,539	$—	$595
Non-U.S. sovereign debt	12.87%	360,570	352,274	—	8,296
Corporate equity	—	72,354	71,828	275	251
U.S. sovereign debt	2.35%	10,435	10,435	—	—
Exchange traded notes	—	2,884	2,884	—	—

Total trading securities	—	$1,158,377	$1,148,960	$275	$9,142

Corporate debt	11.09%	$145,836	$145,836	$—	$—
Non-U.S. sovereign debt	5.51%	12,997	12,551	—	446
U.S. sovereign debt	—	2,530	2,530	—	—
Corporate equity	—	1	—	—	1

Total available-for-sale securities, at fair value		$161,364	$160,917	$—	$447
The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of June 30, 2022, and March 31, 2022. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2022 (Recast)	FV as of March 31, 2022 (Recast)	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$—	$772	Discount rate	13.9%
				Estimated number of years	1 year
Corporate equity	DCF	251	251	Discount rate	20.0%
				Estimated number of years	9 years
Corporate debt	DCF	156	595	Discount rate	45.0%
				Estimated number of years	3 months
Non-US sovereign debt	DCF	818	7,524	Discount rate	69.0%
				Estimated number of years	11 years
Total		$1,225	$9,142

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2022, and the year ended March 31, 2022:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2022 (Recast)	$9,142	$1
Reclassification to level 1	(1,707)	—
Sale of investments that use Level 3 inputs	(3,943)	—
Revaluation of investments that use Level 3 inputs	(2,268)	—
Translation difference	1	—
Balance as of June 30, 2022 (Recast)	$1,225	$1

Balance as of March 31, 2021 (Recast)	$19,032	$1
Reclassification to level 3	682	—
Reclassification to level 1	(18,370)	—
Purchase of investments that use Level 3 inputs	10,812	—
Revaluation of investments that use Level 3 inputs	(3,014)	—
Balance as of March 31, 2022 (Recast)	$9,142	$1

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2022, and March 31, 2022:

	June 30, 2022 (recast)
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
NOTE 8 – BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables as of June 30, 2022, and March 31, 2022, consisted of:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Margin lending receivables	$216,937	$138,983
Receivables from brokerage clients	4,994	4,439
Bonds coupon receivable	5,600	—
Long-term installments receivables	1,460	1,367
Receivable from sale of securities	866	884
Bank commissions receivable	434	598
Receivable for underwriting and market-making services	312	296
Dividends accrued	4	45
Other receivables	3,902	3,210

Allowance for receivables	(2,396)	(2,107)

Total brokerage and other receivables, net	$232,109	$147,659
On June 30, 2022, and March 31, 2022, amounts due from a single related party customer were $170,371 and $102,680, respectively or 73% and 70% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of June 30, 2022, and March 31, 2022, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $2,396 and $2,107, respectively.

NOTE 9 – LOANS ISSUED
Loans issued as of June 30, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loan	$131,047	July 2022 - June 2047	10.45%	$131,403	KZT
Uncollateralized bank customer loans	73,484	July 2022 - June 2026	14.00%	—	KZT
Subordinated loan	5,070	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,259	December 2022-April 2024	12.00%	—	UAH
Car loans	942	June 2024 - June 2029	26.38%	964	KZT
Other	159	May 2022 - May 2027	2.00%	—	EUR
Loans issued to policyholders	127	July 2022 - June 2023	13.98%	384	KZT
Total loans issued	$212,088

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
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$51,923	April 2022 - March 2047	11.86%	52,134	KZT
Uncollateralized bank customer loans	34,067	April 2022 - March 2047	17.56%	—	KZT
Subordinated loan	5,033	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,256	December 2022-April 2024	7.00%	—	UAH
Other	124	February 2022-Febraury 2027	2.50%	—	USD
Loans to policyholders	43	July 2022 - March 2023	12.02%	284	KZT
Total loans issued (recast)	$92,446
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
During the three months ended June 30, 2022, and 2021, the effective tax rate was equal to 17.1% and 8.9%, respectively.
NOTE 11 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2022, and March 31, 2022, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2022 (recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	12.16%	$580,250	$37,882	$618,132
Corporate debt	13.67%	358,929	18,846	377,775
Total securities sold under repurchase agreements		$939,179	$56,728	$995,907

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
The fair value of collateral pledged under repurchase agreements as of June 30, 2022, and March 31, 2022, was $995,288 and $834,583, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 12 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by its brokerage and bank customers. As of June 30, 2022, and March 31, 2022, customer liabilities consisted of:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Brokerage customers	$400,054	$519,344
Banking customers	362,815	246,284
Total customer liabilities	$762,869	$765,628
As of June 30, 2022, banking customer liabilities consisted of current accounts and deposits of $176,798 and $186,017, respectively. As of March 31, 2022, banking customer liabilities consisted of current accounts and deposits of $155,494 and $90,790, respectively.
NOTE 13 – TRADE PAYABLES
As of June 30, 2022, and March 31, 2022, trade payables of the Company was comprised of the following:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Margin lending payable	$64,910	$39,250
Trade payable for securities operations	465	462
Payables to suppliers of goods and services	1,278	4,463
Other	471	908
Total trade payables	$67,124	$45,083
On June 30, 2022, and March 31, 2022, trade payables due to a single related party were $34,813 or 52% and $38,889 or 86%, respectively.

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
The following table provides a reconciliation of the beginning and ending balances for securities sold, not yet purchased - at fair value by the Company, as of June 30, 2022, and March 31, 2022:

Total
Balance as of March 31, 2021 (Recast)	$8,569
Short sales	7,056
Repurchase	(346)
Net (gain) on trading securities	(1,414)
Balance as of March 31, 2022 (Recast)	$13,865

Balance as of March 31, 2022 (Recast)	$13,865
Short sales	410
Repurchase	(7,665)
Net loss on trading securities	576
Balance as of June 30, 2022	$7,186
A short sale involves the sell of a security that is not owned with the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 15 – LOANS RECEIVED
As of June 30, 2022, and March 31, 2022, loans received by the Company included:

Company	Lender	June 30, 2022 (Recast)	March 31, 2022 (Recast)	Interest Rate	Term	Maturity dates

Freedom Finance Global	Non-Bank	$1,856	$—	3%	6 months	12/27/2022
Freedom Holding Corp.	Non-Bank	3,579	3,538	5%	26 months	12/31/2022
Total loans received		$5,435	$3,538

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
NOTE 16 – DEBT SECURITIES ISSUED
As of June 30, 2022, and March 31, 2022, outstanding debt securities of the Company included the following:

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Debt securities issued denominated in USD	$50,658	$33,702
Accrued interest	335	688
Total debt securities issued	$50,993	$34,390
As of June 30, 2022, and March 31, 2022, the Company's debt securities include $20,500 of FRHC notes issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.
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
NOTE 17 – INSURANCE CONTRACTS ASSETS AND LIABILITIES
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

NOTE 18 – NET GAIN ON TRADING SECURITIES
As of June 30, 2022, and March 31, 2022, net gain on trading securities was comprised of:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(Recasted)	(Recasted)
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$(11,730)	$5,570
Net realized gain recognized during the period on trading securities sold during the period	16,163	3,112
Net gain recognized during the period on trading securities	$4,433	$8,682

NOTE 19 – RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $75,604 and $63,281, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party commission income for the three months ended June 30, 2022, as compared to approximately 99% of the Company's total related party commission income for the three months ended June 30, 2021. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended June 30, 2022 and 2021, the Company paid commission expense to related parties in the amount of $156 and $5,264, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 0% of the Company's total related party commission expense for the three months ended June 30, 2022, as compared to approximately 74% of the Company's total related party commission expense for three months ended June 30, 2021.
Interest income earned from related parties is comprised entirely of interest income from FFIN Brokerage, principally interest income from margin lending. During the three months ended June 30, 2022 and 2021, the Company earned interest income from related parties in the amounts of $3,528 and $154, respectively. Interest income generated from FFIN

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the three months ended June 30, 2022, and the three months ended June 30, 2021.
During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $381 and $180, respectively.
As of June 30, 2022, and March 31, 2022, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,415 and $22,787, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of June 30, 2022, and March 31, 2022, respectively.
As of June 30, 2022, and March 31, 2022, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $230 and $190, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
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
As of June 30, 2022, and March 31, 2022, the Company had customer liabilities to related parties totaling $172,058 and $325,904, respectively. As of June 30, 2022, and March 31, 2022, 64% and 54%, respectively, of these balances were deposits from FFIN Brokerage.
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

NOTE 20 – STOCKHOLDERS’ EQUITY

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

NOTE 21 – STOCK BASED COMPENSATION

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
NOTE 22 – LEASES
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
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022:

	Classification on Balance Sheet	June 30, 2022
Assets
Operating lease assets	Right-of-use assets	$9,486
Total lease assets		$9,486

Liabilities
Operating lease liability	Operating lease obligations	$9,544
Total lease liability		$9,544

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Lease obligations at June 30, 2022, consisted of the following:

Twelve months ending March 31,
2023	$3,909
2024	2,837
2025	2,147
2026	1,636
2027	763
Thereafter	45
Total payments	11,337
Less: amounts representing interest	1,793
Lease liability, net	$9,544
Weighted average remaining lease term (in months)	23
Weighted average discount rate	12%
Lease commitments for short term operating leases as of June 30, 2022, was approximately $372. The Company’s rent expense for office space was $543 and $158 for the three months ended June 30, 2022, and June 30, 2021, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 23 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARIES

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
As of the acquisition date by Timur Turlov, the fair value of Freedom Life was $12,076. The total purchase price was allocated as follows:

Purchase price allocation As of February 28, 2018

ASSETS
Cash and cash equivalents	$3,494
Due from banks	2,514
Loans issued	2
Other assets	1,671
Assets from insurance activity	3,729
Deferred acquisition costs	542
Available-for-sale securities, at fair value	15,842
Fixed assets	171
Intangible assets	5,823
Deferred tax assets	141
TOTAL ASSETS	$33,929

Deferred income tax liabilities	47
Other liabilities	139
Liabilities from insurance activity	21,667

TOTAL LIABILITIES	$21,853

Net assets acquired	$12,076

Goodwill	526

Total purchase price	$7,009
Fair value of non-controlling interest at acquisition	5,593

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
As of the acquisition date by Timur Turlov, the fair value of Freedom Insurance was $4,101. The total purchase price was allocated as follows:

Purchase price allocation As of August 22, 2018

ASSETS:
Cash and cash equivalents	$1,224
Due from banks	1,041
Other assets	17
Assets from insurance activity	45
Current income tax asset	5
Available-for-sale securities, at fair value	1,846
Fixed assets	2
Intangible assets	207
Deferred tax assets	2
TOTAL ASSETS	$4,389

LIABILITIES:

Other liabilities	214
Liabilities from insurance activity	74
TOTAL LIABILITIES	$288

Net assets acquired	$4,101

Goodwill	187

Total purchase price	$4,288

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 24 - ASSETS AND LIABILITIES HELD FOR SALE
On October 17, 2022, the Company entered into an agreement with Mr. Maxim Povalishin for the sale of 100% of the share capital the Company's subsidiaries in Russia. The transaction was completed on February 27, 2023. Because of the reissuance of the financial statements due to the restatements discussed in Note 4, the Company have also recast the financial statements to reflect the assets and liabilities to be disposed of as discontinued operations in the condensed consolidated financial statements. In accordance with US GAAP, the Company has reported separately the discontinued operations in the condensed consolidated financial statements.
The segment reporting in Note 26 has been recast to remove the Russian segment due to its presentation in the financial statements as discontinued operations.
As of June 30, 2022, and March 31, 2022, the major classes of assets and liabilities from discontinued operations included the following:

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$698,021	$428,480
Restricted cash	6,343	28,406
Trading securities	122,079	122,497
Brokerage and other receivables, net	278,957	210,087
Loans issued	11,430	2,395
Other assets	51,862	33,554

Total assets held for sale	$1,168,692	$825,419

Customer liabilities	$983,303	$701,584
Debt securities issued	64,637	64,637
Securities repurchase agreement obligations	34,264	32,469
Other liabilities	37,451	13,788

Total liabilities held for sale	$1,119,655	$812,478

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The results of operations for discontinued operations for the three months ended June 30, 2022 and 2021, consist of the following:

	For The Three Months Ended
	June 30, 2022	June 30, 2021
Fee and commission income	$30,664	$17,018
Net gain on trading securities	11,148	2,059
Interest income	12,421	4,674
Net gain/(loss) on foreign exchange operations	425	(2,232)

Total revenue	54,658	21,519

Fee and commission expense	1,926	2,067
Interest expense	5,758	2,249
Operating expense	27,468	13,823
Provision for impairment losses	370	26
Other income net	34	117

Total expense	35,556	18,282

Profit before income tax	$19,102	$3,237
The net cash flows from/(used in) operating and investing activities from discontinued operations for the three months ended June 30, 2022 and 2021, consist of the following:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended June 30,
	2022	2021
Cash Flows (Used In)/From Operating Activities

Net income from discontinued operations	$15,946	$2,700

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	563	475
Noncash lease expense	1,588	1,091
Change in deferred taxes	3,082	(174)
Stock compensation expense	1,821	1,068
Unrealized (gain)/loss on trading securities	(19,611)	540
Net change in accrued interest	2,193	851
Allowances/(recovery) for receivables	370	(26)
Changes in operating assets and liabilities:
Trading securities	78,727	(23,211)
Brokerage and other receivables	54,061	(43,962)
Other assets	393	(503)
Securities sold, not yet purchased – at fair value	98	(23)
Customer liabilities	(161,483)	(11,029)
Current income tax liability	—	(611)
Trade payables	11,332	(54)
Lease liabilities	(1,716)	(1,319)
Other liabilities	(211)	(13)
Net cash flows (used in)/from operating activities from discontinued operations	(12,847)	(74,200)

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(1,325)	(801)
Proceeds from sale of fixed assets	—	178
Net change in loans issued to customers	(5,754)	1,022
Net cash flows (used in)/from investing activities from discontinued operations	$(7,079)	$399

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 25 – COMMITMENTS AND CONTINGENCIES
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
NOTE 26 – SEGMENT REPORTING
During the fourth quarter of 2022 fiscal year, the Company's CODM restructured the way he views the Company's business from a single operating segment to five geographic regional segments including Central Asia, Europe, United States, Russia and Middle East/Caucasus. The Company has classified the Russia segment as discontinued operations for the periods presented because the assets and liabilities to be disposed of in connection with this transaction met the held for

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
sale criteria as of June 30, 2022. The Company's CODM do not review inter-segment revenues as part of Segment reporting.
The segment reporting was restated for the errors described in Note 4, and restated segment information was provided to CODM in their reports.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Quarter ended June 30, 2022 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$8,250	$80,062	$1,134	$—	$89,446
Net gain/(loss) on trading securities	21,589	(15,425)	(1,731)	—	4,433
Net realized loss on investments available for sale	(593)	—	—	—	(593)
Interest income	39,852	4,269	4,442	—	48,563
Income from insurance activity	24,241	—	—	—	24,241
Net gain/(loss) on foreign exchange operations	4,267	570	(234)	(10)	4,593
Net gain on derivative	1,266	—	—	—	1,266
TOTAL REVENUE, NET	98,872	69,476	3,611	(10)	171,949

Fee and commission expense	10,714	12,427	153	21	23,315
Interest expense	31,968	2,696	5,407	—	40,071
Expenses related to Insurance activity	16,692	—	—	—	16,692
Operating expense	20,767	11,565	5,267	400	37,999
Provision for impairment losses/(recoveries)	2,431	—	(3)	—	2,428
Other expense/(income), net	(500)	2	(6)	(57)	(561)
TOTAL EXPENSE	82,072	26,690	10,818	364	119,944

NET INCOME BEFORE INCOME TAX	16,800	42,786	(7,207)	(374)	52,005

Income tax expense	(61)	(7,223)	(1,605)	10	(8,879)
NET PROFIT/(LOSS)	$16,739	$35,563	$(8,812)	$(364)	$43,126

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Quarter ended June 30, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total
Fee and commission income	$6,159	$70,987	$969	$—	$78,115
Net gain/(loss) on trading securities	8,942	42	(302)	—	8,682
Net realized loss on investments available for sale	(31)	—	—	—	(31)
Interest income	20,926	1,265	47	—	22,238
Income from insurance activity	14,076			—	14,076
Net gain/(loss) on foreign exchange operations	1,470	(226)	(36)	—	1,208
Net loss on derivative	(59)	—	—	—	(59)

TOTAL REVENUE, NET	51,483	72,068	678	—	124,229

Fee and commission expense	2,532	18,480	182	—	21,194
Interest expense	12,268	1,698	280	—	14,246
Expense from insurance activity	11,296	—	—	—	11,296
Operating expense	11,128	4,792	3,466	35	19,421
Provision for impairment losses	255	12	—	—	267
Other expense, net	49	(39)	—	—	10

TOTAL EXPENSE	37,528	24,943	3,928	35	66,434

NET INCOME BEFORE INCOME TAX	13,955	47,125	(3,250)	(35)	57,795

Income tax (expense)/benefit	(114)	(5,862)	849	—	(5,127)
NET PROFIT/(LOSS)	$13,841	$41,263	$(2,401)	$(35)	$52,668
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

	June 30, 2022 (Recast)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	$1,907,881	$676,329	$147,548	$1,853	$1,157,130	$3,890,741

Total liabilities	1,648,023	445,274	152,458	387	1,037,683	3,283,825
Net assets	$259,858	$231,055	$(4,910)	$1,466	$119,447	$606,916

	March 31, 2022 (Recast)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	$1,423,529	$805,768	$172,679	$355	$825,419	$3,227,750

Total liabilities	1,203,473	489,883	175,136	172	812,478	2,681,142
Net assets	$220,056	$315,885	$(2,457)	$183	$12,941	$546,608
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

The Central Asia segment accounted for approximately $98.9 million, or 58%, of our total revenue, net and approximately $82.2 million, or 53% of our total expense, during the three months ended June 30, 2022.

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

As of June 30, 2022, our Europe segment had seven brokerage offices, including offices in Cyprus, the UK, Germany, France, Spain and Greece, that provide securities broker dealer and financial services, and investment consulting and education. During the three months ended June 30, 2022, our Europe segment generated approximately $69.5 million, or 40%, of our total revenue, net and approximately $26.7 million, or 22%, of our total expense.

U.S. Segment

Our U.S. segment currently consists of FRHC and our PrimeEx subsidiary. PrimeEx is a registered agency-only execution broker-dealer on the floor of the NYSE. PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which does business as Freedom Capital Markets ("FCM"). FCM is authorized to provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs (Private Investment in Public Equity), SPACs (Special Purpose Acquisition Company), private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. We currently have 2 offices in the U.S. segment, including PrimeEx and FRHC. During the three months ended June 30, 2022, the U.S. region generated approximately $3.6 million, or 2%, of our total revenue, net and approximately $10.8 million, or 9%, of our total expense.

Middle East/Caucasus Segment

We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia. In April 2022, we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates. As of June 30, 2022, our Middle East/Caucasus region consisted of 3 offices that provide brokerage and education services. The Middle East/Caucasus region did not generate revenue and generated minimal expense during the three months ended June 30, 2022, as we are still in the process of establishing operations in Azerbaijan, Armenia and the UAE.

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

During the three months ended June 30, 2022, the Russia segment generated approximately $54.7 million of our total revenue, net and approximately $35.6 million of our total expense. Although we currently continue to operate our Russian segment, we have agreed to sell our three Russian subsidiaries and accordingly this segment is accounted for as discontinued operations. See "Sale of Russian Subsidiaries and Corporate Restructuring" below.

Sale of Russian Subsidiaries

On October 19, 2022, we announced that we had entered into an agreement to sell our two Russian subsidiaries. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to close in the coming months. Until such time as the sale is completed, in a manner consistent with U.S. sanctions, we intend to provide financial support only for "maintenance" of our investment in our Russian subsidiaries consistent with our previously established practices and in support of pre-existing projects and operations in conformity with OFAC guidance concerning such activities. We do not intend to engage in funding of new projects or expansion of pre-existing projects of our Russian subsidiaries. Because the Russian subsidiaries met the held for sale criteria as of June 30, 2022, we have classified them as discontinued operations as of June 30, 2022 and for the three months ended June 30, 2022, in accordance with ASC 205 and 360.

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

The growth in these retail markets has contributed, at least in part, to growth in our customer accounts. Our number of total customer accounts not including our Russia segment, increased from approximately 170,000 as of March 31, 2021, to approximately 250,000 as of March 31, 2022, to approximately 275,000 as of June 30, 2022. As of June 30, 2022, not including our Russia segment, more than 57% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended June 30, 2022, not including our Russia segment, we had approximately 48,000 active accounts.

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

Planned Divestiture of Russian Subsidiaries

In our 10-K report for the fiscal year ended March 31, 2022, the Company announced its plans for divesting its interests in its Russian securities brokerage and complementary banking operations in Russia ("Russian segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the sale of 100% of the share capital of its Russian segment. The transaction is subject to the approval of the Central Bank of the Russian Federation and is expected to be completed within the next fiscal quarter. Because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022, in accordance with ASC 205 and 360 our
Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three months ended June 30, 2022 and in the corresponding periods of 2021 for comparative purposes.

Following our planned divestiture of our Russian subsidiaries, the scale of our operations will contract significantly. As of June 30, 2022, our Russian subsidiaries had 39 offices and branches and 1,913 employees. We expect that the sale of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. We also expect that, following the completion of the sale of the Russian Subsidiaries, a number of existing clients of our Russian subsidiaries will invest in the non-Russian international capital markets going forward through accounts at other companies within our group, subject to appropriate on-boarding for compliance purposes. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the sale of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods.

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

Fee and commission income generated from FFIN Brokerage accounted for approximately 44% of our total revenue for the three months ended June 30, 2022, and approximately 51% of our total revenue for the three months ended June 30, 2021. For additional information regarding transactions with FFIN Brokerage, see Note 19 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

Interest income generated from FFIN Brokerage accounted for approximately 7% and 1% of the Company's total interest income for the three months ended June 30, 2022, and 2021, respectively. For additional information regarding our transactions with FFIN Brokerage, see Note 19 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

Governmental Policies

Our earnings are and will be affected by the monetary and fiscal policies of the governments of the countries in which we operate, including among others Kazakhstan, Cyprus, the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

Key Income Statement Line Items

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers, fee and commission income from investment banking services, our proprietary trading activities, interest income and insurance underwriting services. Fee and commission income as a percentage of our total revenue was 52% and 63% in the three month periods ended June 30, 2022 and 2021, respectively.

Fee and Commission Income

Fee and commission income consists principally of brokerage fees from customer trading, including fees charged for providing margin lending and related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 94% and 94% in the three month periods ended June 30, 2022 and 2021. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.

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

Interest Income

We earn interest income from trading securities, reverse repurchase transactions interest on margin lending to customers secured by marketable securities these customers hold with us, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.

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
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended June 30, 2022 (Restated)		Three months ended June 30, 2021 (Restated)		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$89,446	51%	$78,115	63%	$11,331	15%
Net gain on trading securities	4,433	3%	8,682	7%	(4,249)	(49)%
Net realized loss on investments available for sale	(593)	—%	(31)	—%	(562)	1,813%
Interest income	48,563	28%	22,238	18%	26,325	118%
Insurance underwriting income	24,241	14%	14,076	11%	10,165	72%
Net gain on foreign exchange operations	4,593	3%	1,208	1%	3,385	280%
Net gain/(loss) on derivative	1,266	1%	(59)	—%	1,325	(2,246)%
Total revenue, net	$171,949	100%	$124,229	100%	$47,720	38%
* Percentage of total revenue, net.

For the three months ended June 30, 2022, we realized total revenue, net of $171,949, an $47,720 increase compared to three months ended June 30, 2021. Revenue during the three months ended June 30, 2022, was significantly higher than the three months ended June 30, 2021, primarily due to increased fee and commission income, interest income, insurance underwriting income and net gain on trading securities.
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended June 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Retail brokerage fee and commission income	$83,600	$73,319	$10,281	14%
Investment banking fee and commission income	1,644	2,223	(579)	(26)%
Commission from bank services	3,814	703	3,111	443%
Other fee and commission income	388	1,870	(1,482)	(79)%
Total fee and commission income	$89,446	$78,115	$11,331	15%

	Three months ended June 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total revenue)
Retail brokerage fee and commission income	94%	94%
Investment banking fee and commission income	2%	3%
Commission from bank services	4%	1%
Other fee and commission income	—%	2%
Total fee and commission income as a percentage of total revenue	100%	100%
During the three months ended June 30, 2022, fee and commission income was $89,446, an increase of $11,331, or 15%, as compared to fee and commission income of $78,115 for the three months ended June 30, 2021. This increase in fee and commission income was primarily attributable to a $10,281 increase in fees and commission from brokerage services and commissions from forward contracts. The increase in fee and commission income from brokerage services was attributable to growth in client accounts through organic efforts including expansion of fee and commission generating activities such as an increase in the number of clients, an increase in number of active clients, and more trades by clients.
Net gain on trading securities
Net gain on trading securities was $4,433, a decrease of $4,249, for the three months ended June 30, 2022, as compared to $8,682 for the three months ended June 30, 2021. See the following table for information regarding our net gains and losses during the three months ended June 30, 2022 and 2021:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended June 30, 2022	$16,163	$(11,730)	$4,433
Three months ended June 30, 2021	$3,112	$5,570	$8,682

During the three months ended June 30, 2022, we sold securities for a gain of $16,163. Similarly, securities positions we continued to hold at June 30, 2022, had appreciated $2,940, this unrealized gain was partially offset from recognizing an unrealized net loss on SPBX shares held in our portfolio at June 30, 2022, in the amount of $14,670.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended June 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$787	$373	$414	111%
Interest income on loans to customers	4,627	166	4,461	2,687%
Interest income on trading securities	38,193	20,333	17,860	88%
Interest income from dividends	42	265	(223)	(84)%
Interest income on margin loans to customers	4,914	1,101	3,813	346%
Total interest income	$48,563	$22,238	$26,325	118%

	Three months ended June 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	2%	2%
Interest income on loans to customers	10%	1%
Interest income on trading securities	79%	91%

Interest income from dividends	—%	1%
Total interest income as a percentage of total revenue	90%	95%

During the three months ended June 30, 2022, we recognized a $26,325, or 118% increase in interest income. This increase in interest income was the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. In addition, we recognized a $4,461 or 2,687% increase in interest income from new loans issued to customers of Freedom Bank KZ.
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

	June 30, 2022	June 30, 2021
	(Recast)	(Recast)
Written insurance premiums	$28,316	$15,461
Reinsurance premiums ceded	(61)	(198)
Change in unearned premium reserve, net	(4,014)	(1,187)
Insurance underwriting income	$24,241	$14,076

Expense

The following table sets out the information on our total expense for the periods presented.

	Three months ended June 30, 2022 (Recasted)		Three months ended June 30, 2021 (Recasted)		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$23,315	19%	$21,194	33%	$2,121	10%
Interest expense	40,071	33%	14,246	22%	25,825	181%
Insurance claims incurred, net of reinsurance	16,692	14%	11,296	17%	5,396	48%
Operating expense	37,999	32%	19,421	29%	18,578	96%
Provision for impairment losses	2,428	2%	267	—%	2,161	809%
Other (income)/expense, net	(561)	—%	10	—%	(571)	(5710)%
Total expense	$119,944	100%	$66,434	100%	$53,510	81%

* Percentage of total expense.

For the three months ended June 30, 2022, we incurred total expenses of $119,944, a $53,510, increase as compared to the three months ended June 30, 2021. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense
Fee and commission expense increased by $2,121, or 10%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This included increases in agency fee from insurance activities of $5,313, increase of bank services fees of $3,374 and a decrease in brokerage services fees of $7,060 due to us using a new prime broker and different composition of order flow transactions, which were charged at lower rates.

Interest expense
During the three months ended June 30, 2022, we incurred a $25,825, or 181%, increase in interest expense as compared to the three months ended June 30, 2021. The increase in interest expense was primarily attributable to a $22,956, or 225%, increase in the volume of short-term financing through securities repurchase agreements, and a $2,709, or 81%, increase in interest on customer deposits. During the three months ended June 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of a growth of customer deposit accounts.
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
Operating expenses
Operating expenses during the three months ended June 30, 2022 and 2021, totaled $37,999 and $19,421, respectively, a $18,578 increase compared to the three months ended June 30, 2021. This increase was primarily attributable to the following increases: $7,803 in payroll and bonus expense as a result expansion of our workforce through hiring; $1,123 in advertising expense; $3,879 in charity and sponsorship expense; $1,565 in professional services expense; $782 in stock compensation expense; $984 in software support expense; and $482 in other expenses.
Income tax expense
We recognized net income before income tax of $52,005 and $57,795 during the three months ended June 30, 2022, and June 30, 2021, respectively. Our effective tax rate during the three months ended June 30, 2022, increased to 17.1%, from 8.9% during the three months ended June 30, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.

Net income from continuing operations

As a result of the foregoing factors, for the three months ended June 30, 2022, and the three months ended June 30, 2021, we recognized net income from continuing operations of $43,126 and $52,668, respectively.

Net income from discontinued operation

    Net income from discontinued operations represents the net income from our subsidiaries in Russia, which are classified as discontinued operations. Net income from discontinued operations was $15,946 for the three months ended June 30, 2022, as compared to net income from discontinued operations of $2,700 for the three months ended June 30, 2021.

The income was primarily due to our subsidiary Freedom RU entering into non-deliverable currency forward contracts with a client of FFIN Brokerage and earned commission income from such contracts in the amounts of $13,646. Moreover, net gain on trading securities increased because our Russia segment sold securities and recognized realized net gain on trading securities from the sale of $9,089. However, these increases were partially offset by the increases in operating expenses resulted from growth in payroll and bonuses, advertising expense of $13,645.

Net income
As a result of the foregoing factors, for the three months ended June 30, 2022, we realized net income of $59,072 compared to $55,368 for the three months ended June 30, 2021, an increase of 7%.

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
Foreign currency translation adjustments, net of tax
Due to a nearly 39% appreciation of the Russian ruble and an almost 2% appreciation of the Kazakhstan tenge against the U.S. dollar for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, we realized a foreign currency translation gain of $21,990 for the three months ended June 30, 2022, compared to a foreign currency translation gain of $3,022 for the three months ended June 30, 2021.
Segment Results of Operations

We have organized our operations geographically into five regional segments: Central Asia, Europe, United States, Russia and Middle East/Caucasus. The results of our Russian subsidiaries are presented as discontinued operations in the condensed consolidated financial statements as of and for the three months ended June 30, 2022 and 2021 for comparative purposes. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Central Asia	$98,872	$51,483	$47,389	92%
Europe	69,476	72,068	(2,592)	(4)%
U.S.	3,611	678	2,933	433%
Middle East/Caucasus	(10)	—	(10)	(100)%
Total revenue, net	$171,949	$124,229	$47,720	38%
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

The total expenses associated with our segments is summarized in the following table:

	Three months ended June 30,
	2022 (Recasted)	2021 (Recasted)	Amount Change	% Change
Central Asia	82,072	37,528	$44,544	119%
Europe	26,690	24,943	1,747	7%
U.S.	10,818	3,928	6,890	175%
Middle East/Caucasus	364	35	329	940%
Total expense, net	$119,944	$66,434	$53,510	81%
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

•Total expense in our U.S. segment increased by 175% during the three months ended June 30, 2022. This increase was driven by the growth of interest expense on securities repurchase agreement obligations.

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

	June 30, 2022	March 31, 2022
	(Recast)	(Recast)
Cash and cash equivalents(1)	$246,399	$225,464
Trading securities	$1,298,402	$1,158,377
Total assets	$3,890,741	$3,227,750
Net liquid assets(2)	$1,815,449	$1,557,636
______________
(1)Of the $246,399 in cash and cash equivalents we held at June 30, 2022, $6,888, or approximately 3%, was subject to reverse repurchase agreements. By comparison, at March 31, 2022, we had cash and cash equivalents of $225,464, of which $19,947, or approximately 9%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
As of June 30, 2022, and March 31, 2022, we had total liabilities of $3,283,825 and $2,681,142, respectively, including customer liabilities of $762,869 and $765,628, respectively.
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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(Restated)	(Restated)
Net cash flows used in operating activities	$(265,422)	$(62,387)
Net cash flows used in investing activities	(184,259)	(7,729)
Net cash flows from financing activities	338,190	5,248
Effect of changes in foreign exchange rates on cash and cash equivalents	255,143	25,057

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$143,652	$(39,811)
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

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	(Restated)		(Restated)
Increases in trading securities	$(121,642)	(1)	$(68,391)
Decreases in customer liabilities	$(116,702)	(2)	$(101,653)
Increase in brokerage and other receivables	$(85,163)	(3)	$(10,741)
Increases in trade payables	$19,157	(4)	$128,264
Increases/(decreases) in other liabilities	$1,693	(5)	$(1,331)

______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased customer trades.
(3)Resulted from increased volume of margin lending receivables.
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

Net Cash Flows Used In Investing Activities
During the three months ended June 30, 2022, net cash used in investing activities was $184,259 compared to net cash used in investing activities of $7,729 during the three months ended June 30, 2021. During the three months ended June 30, 2022, cash used in investing activities was used for the issuance of loans to customer under the state mortgage program "7-20-25" in the amount of $74,035, for the purchase, net of sales of uncollateralized consumer retail loans from microfinance organization in the amount of $46,849, for the purchase of fixed assets in the amount of $4,900, and for the purchase of available for sale securities, net of sales, in the amount of $51,396.
Net Cash Flows From Financing Activities
Net cash from financing activities for the three months ended June 30, 2022, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $140,264, net change in bank customer deposits in the amount of $109,358, proceeds from issuance of debt securities of $16,280, proceeds from capital contributions of $677 and proceeds from loans received of $1,897. Net cash from financing activities during the three months ended June 30, 2021, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $26,230.
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
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of June 30, 2022, $995,907, or 77%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $840,224, or 72%, as of March 31, 2022. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 10 Securities Repurchase Agreement Obligations of the condensed consolidated financial statements.
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
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2023 we are continuing our efforts to expand the footprint of our business on a scale similar to fiscal 2022, while at the same time seeking to sell our Russian subsidiaries. While our active growth strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion, or the costs associated with a sale of our Russian subsidiaries and the impacts of that action, may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

CONTRACTUAL OBLIGATIONS
The following table sets forth information related to our contractual obligations as of June 30, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years

Operating lease obligations	$11,709	$4,281	$4,984	$2,399	$45
Outstanding bonds and notes	$59,392	$22,901	$3,366	$33,125	$—

TOTAL	$71,101	$27,182	$8,350	$35,524	$45

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
For a discussion of off-balance sheet financing arrangements of the Company as of June 30, 2022, see Note 25 Commitments and Contingencies to the condensed consolidated financial statements.

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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2022, and March 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $55,473 and $44,352 incremental decline in the fair market value of the portfolio, respectively, excluding Russian segment which was reclassified to discontinued operations. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $60,059 and $53,143 incremental rise in the fair market value of the portfolio, respectively, excluding Russian segment which was reclassified to discontinued operations.
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, Armenia, Azerbaijan, UAE, Greece, Spain, France, U.S. and UK. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions or other parties to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our June 30, 2022, and March 31, 2022, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an increase of income before income tax from continuing operation in the amount of $2,614, and decrease in amount of $282 respectively.
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
As of June 30, 2022, and March 31, 2022, our exposure to equity investments at fair value was $47,540 and $72,354, respectively. An analysis of the June 30, 2022, and March 31, 2022, balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $4,754 and $7,235, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2022, we had $216,937 in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and indeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below established margin requirements.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2022, and its internal control over financial reporting was not effective as of June 30, 2022 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows.

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
Changes in Internal Control over Financial Reporting

Except for the identification of material weaknesses as described above, during the three months ended June 30, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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