Form 10-Q/A
period 2022-09-30
Freedom Holding Corp.
filed 2023-04-26
CIK 924805

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Quarterly Report on Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Freedom Holding Corp. (the “Company”) for the quarterly period ended September 30, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2022 (the “Original Form 10-Q”).

Background and Effect of the Restatement

As previously disclosed in the Company's Current Report on Form 8-K dated February 10, 2023, the Audit Committee, after discussion with management, concluded that the Original Form 10-Q, and any reports, related earnings releases, investor presentations or similar communications of the Company should no longer be relied upon. The determination made by the Audit Committee resulted from an error in the Original Form 10-Q identified by the Company related to the classification of certain interest income derived from margin lending made by subsidiaries of the Company within the Company’s income statement (the "Income Statement Error"). Specifically, the Company determined that, in the Consolidated Statements of Operations and Other Comprehensive Income in the Original Form 10-Q, certain interest income from margin lending was presented as “Fee and commission income” whereas it should have been presented as “Interest income.”

In addition, as previously disclosed in the Company's Current Report on Form 8-K dated March 14, 2023, the Audit Committee, after discussion with management, concluded that the Original Form 10-Q, and any reports, related earnings releases, investor presentations or similar communications of the same period should no longer be relied upon due to an error in the identified by the Company related to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s statement of cash flows (the "Cash Flow Statement Error"). Specifically, the Company determined that, in the Consolidated Statements of Cash Flows in the Original Form 10-Q, funds received under such program were presented as “Operating activities” whereas they should have been presented as “Financing activities”.

The Company determined that the misclassifications described above did not have any impact on the Company's operating performance or reported key performance indicators.

This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original Form 10-Q.

Restatement of Other Financial Statements

In addition to this Quarterly Report on Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "Form 10-K/A") and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2021 (the "December 2021 Form 10-Q/A") and June 30, 2022 (the "June 2022 Form 10-Q/A"). The Company is filing such other amended reports to restate its audited and unaudited condensed consolidated financial statements, as the case may be, and related financial information for the periods contained in those reports and to amend certain other items within those reports in relation to (i) the Income Statement Error described above, (ii) in the case of the the Form 10-K/A and the June 2022 Form 10-Q/A, the Cash Flow Statement Error described above and (iii) an error with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows for the relevant periods.

Internal Control Considerations

As a result of the restatement of this Original Form 10-Q, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2022, and its internal control over financial reporting was not effective as of September 30, 2022 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” and Part II, Item 1.A. "Risk Factors" of this Quarterly Report.

Items Amended in This Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q in its entirety. The following sections in the Original Form 10-Q have been revised in this Amendment: Part I, Item 1. “Unaudited Condensed Consolidated Financial Statements”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part I, Item 4. “Controls and Procedures”; Part II, Item 1.A. "Risk Factors"; and Part II, Item 6. “Exhibits”.

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

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

	Three Months Ended September 30,		Six Months Ended September 30,
	2022*	2021*	2022*	2021*
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Fee and commission income	$83,157	$93,025	$172,603	$171,140
Net gain on trading securities	9,005	181,603	13,439	190,285
Net realized gain/(loss) on investments available for sale	716	(622)	123	(653)
Interest income	58,999	26,619	107,562	48,857
Insurance underwriting income	26,200	16,022	50,440	30,098
Net gain on foreign exchange operations	4,555	1,508	9,148	2,716
Net loss on derivative	(2,320)	(656)	(1,054)	(715)
TOTAL REVENUE, NET	180,312	317,499	352,261	441,728

Expense:
Fee and commission expense	18,439	22,651	41,754	43,844
Interest expense	40,863	16,716	80,934	30,962
Insurance claims incurred, net of reinsurance	17,475	13,513	34,167	24,809
Operating expense	37,760	21,770	75,759	41,191
Provision for impairment losses	3,726	978	6,154	1,245
Other expense/(income), net	192	786	(368)	795
TOTAL EXPENSE	118,455	76,414	238,400	142,846

INCOME BEFORE INCOME TAX	61,857	241,085	113,861	298,882

Income tax expense	(12,619)	(32,094)	(21,498)	(37,220)

INCOME FROM CONTINUING OPERATIONS	49,238	208,991	92,363	261,662

Income/(loss) before income tax (expense)/benefit of discontinued operations (including loss on disposal of $41,464, see Note 25)	(18,302)	(2,779)	800	458

Income tax (expense)/benefit of discontinued operations	(3,724)	529	(6,880)	(9)

Income/(loss) from discontinued operations	(22,026)	(2,250)	(6,080)	449

NET INCOME	27,212	206,741	86,283	262,111

Less: Net income/(loss) attributable to non-controlling interest in subsidiary	950	(20)	(1,044)	(72)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$26,262	$206,761	$87,327	$262,183

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	1,477	(1,601)	2,343	(726)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	(716)	622	(123)	653
Foreign currency translation adjustments, net of tax effect	(16,663)	1,181	5,316	4,203

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

OTHER COMPREHENSIVE (LOSS)/ INCOME	(15,902)	202	7,536	4,130

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$11,310	$206,943	$93,819	$266,241

Less: Comprehensive income/(loss) attributable to non-controlling interest in subsidiary	950	(20)	(1,043)	(72)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,360	$206,963	$94,862	$266,313

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	0.82	3.51	1.59	4.42
Earnings from continuing operations per common share - diluted	0.81	3.51	1.57	4.42

(Loss)/earnings from discontinued operations per common share - basic	(0.38)	(0.04)	(0.10)	0.01
(Loss)/earnings from discontinued operations per common share - diluted	(0.37)	(0.04)	(0.10)	0.01

Earnings per common share - basic	0.45	3.47	1.49	4.43
Earnings per common share - diluted	0.44	3.47	1.46	4.43

Weighted average number of shares (basic)	58,665,415	59,510,976	58,624,513	59,220,800
Weighted average number of shares (diluted)	59,518,473	59,510,976	59,678,513	59,220,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Six Months Ended September 30,
	2022*	2021*
	(Restated)	(Restated)
Cash Flows From Operating Activities
Net income	$86,283	$262,111
Net (loss)/income from discontinued operations	$(6,080)	$449
Net income from continued operations	$92,363	$261,662
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,817	1,915
Noncash lease expense	2,047	1,568
Change in deferred taxes	(1,763)	2,431
Stock compensation expense	3,581	3,365
Unrealized loss/(gain) on trading securities	8,232	(41,966)
Net change in accrued interest	(20,855)	(21,137)
Change in insurance reserves	30,627	25,138
Allowances for receivables	6,154	1,245
Changes in operating assets and liabilities:
Trading securities	(223,540)	(181,734)
Brokerage and other receivables	(263,107)	(189,970)
Insurance contract assets	706	443
Other assets	(33,322)	(4,316)
Securities sold, not yet purchased – at fair value	(6,489)	6,719
Brokerage customer liabilities	329,496	110,815
Current income tax liability	4,537	19,684
Trade payables	20,490	26,575
Lease liabilities	(2,453)	(1,654)
Liabilities from insurance activity	(8,032)	(5,355)
Other liabilities	4,521	(186)
Net cash flows from operating activities from continuing operations	(54,990)	15,242
Net cash flows from operating activities from discontinued operations	29,583	5,605
Net cash flows from operating activities	(25,407)	20,847

Cash Flows Used In Investing Activities
Purchase of fixed assets	(17,295)	(2,776)
Proceeds from sale of fixed assets	36	167
Loans purchased from microfinance organizations	(74,796)	(19,677)
Loans sold to microfinance organization	19,545	2,860
Net change in loans issued to customers	(228,570)	(5,726)
Purchase of available-for-sale securities, at fair value	(167,450)	(147,479)
Proceeds from sale of available-for-sale securities, at fair value	157,420	106,850
Consideration paid for acquisition of London Almaty	(16,343)	—
Prepayment on acquisition	4,954	—
Cash, cash equivalents and restricted cash received from acquisitions	11,385	—
Net cash flows used in investing activities from continuing operations	(311,114)	(65,781)

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows used in investing activities from discontinued operations	(12,073)	(471)
Net cash flows used from investing activities	(323,187)	(66,252)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	168,565	172,234
Proceeds from issuance of debt securities	17,240	—
Repurchase of debt securities	—	(10,134)
Repurchase of mortgage loans under the State Program	(2,594)	—
Funds received under state program for financing of mortgage loans	152,184	—
Net change in bank customer deposits	513,546	17,497
Capital contributions	677	1,966
Exercise of options	—	119
Proceeds from loans received	1,863	69

Net cash flows from financing activities from continuing operations	851,481	181,751
Net cash flows from/(used in) financing activities from discontinued operations	44,203	(28,884)
Net cash flows from financing activities	895,684	152,867
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	(28,371)	250
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	212,557	23,276

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	731,276	130,988

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	773,414	659,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	456,886	558,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,230,300	1,218,388

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$1,230,420	$744,465
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$731,156	$604,911
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,961,576	$1,349,376

	For The Six Months Ended September 30,
	2022	2021
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,032	$15,275
Income tax paid	$18,803	$20,107

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$5,706	$2,424

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
		(Recast)
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
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. During the fourth quarter of the Company's fiscal year ended March 31, 2022, the CODM restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S. Middle East/Causcasus and Russia.
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

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$775,178	$47,691	$—	$49,824	$—	$(32,469)	$840,224
Customer liabilities	1,417,937	—	(901)	—	(82)	(651,326)	765,628
Trade payables	45,229	—	—	21	(20)	(147)	45,083
Liabilities from insurance activity	—	106,329	—	13,161	—	—	119,490
Current income tax liability	14,556	—	—	—	—	—	14,556
Securities sold, not yet purchased – at fair value	14,103	—	—	—	—	(238)	13,865
Loans received	3,538	—	—	—	—	—	3,538
Debt securities issued	99,027	—	—	—	—	(64,637)	34,390
Lease liability	15,315	543	—	176	—	(8,530)	7,504
Deferred income tax liabilities	—	—	—	—	—	—	—
Deferred distribution payments	8,534	—	—	—	—	—	8,534
Liabilities held for sale	—	—	—	—	—	812,478	812,478
Other liabilities	19,917	550	(35)	292	—	(4,872)	15,852
TOTAL LIABILITIES	$2,413,334	$155,113	$(936)	$63,474	$(102)	$50,259	$2,681,142
Commitments and Contingent Liabilities (Note 26)	—	—	—	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	59	9,465	(9,465)	15,577	(15,577)	—	59
Additional paid in capital	141,340	—	16,499	—	16,906	—	174,745
Retained earnings	426,563	28,131	(6,666)	(4,811)	(1,293)	—	441,924
Accumulated other comprehensive loss	(53,291)	(7,443)	(368)	(1,987)	(36)	—	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$514,671	$30,153	$—	$8,779	$—	$—	$553,603

Non-controlling interest	(6,996)	1	—	—	—	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$507,675	$30,154	$—	$8,779	$—	$—	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,009	$185,267	$(936)	$72,253	$(102)	$50,259	$3,227,750

	Three months ended September 30, 2021
	As previously reported*	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$114,344	$—	$(91)	$28	$(77)	$(21,179)	$93,025
Net gain on trading securities	175,252	329	—	859	—	5,163	181,603
Net realized loss on investments available for sale	—	(622)	—	—	—	—	(622)
Interest income	22,253	5,513	—	2,221	—	(3,368)	26,619
Insurance underwriting income	—	12,804	—	3,218	—	—	16,022
Net gain on foreign exchange operations	1,622	(106)	—	(11)	—	3	1,508
Net loss on derivative	(656)	—	—	—	—	—	(656)

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

	Six months ended September 30, 2021
	As previously reported*	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	Recast discontinued operations	As recasted
Revenue:
Fee and commission income	$210,649	$—	$(91)	$88	$(161)	$(39,345)	171,140
Net gain on trading securities	185,152	600	—	1,429	—	3,104	190,285
Net realized loss on investments available for sale	—	(653)	—	—	—	—	(653)
Interest income	41,431	10,100	—	4,218	—	(6,892)	48,857
Insurance underwriting income	—	24,062	—	6,036	—	—	30,098
Net gain on foreign exchange operations	434	38	—	10	—	2,234	2,716
Net loss on derivative	(715)	—	—	—	—	—	(715)
TOTAL REVENUE, NET	436,951	34,147	(91)	11,781	(161)	(40,899)	441,728

Expense:
Fee and commission expense	44,832	3,128	(91)	362	(161)	(4,226)	43,844
Interest expense	30,457	1,998	—	2,966	—	(4,459)	30,962
Insurance claims incurred, net of reinsurance	—	18,616	—	6,193	—	—	24,809
Operating expense	66,888	2,612	—	3,278	—	(31,587)	41,191
Provision for impairment losses	659	—	—	663	—	(77)	1,245
Other expense/(income), net	664	225	—	(2)	—	(92)	795
TOTAL EXPENSE	143,500	26,579	(91)	13,460	(161)	(40,441)	142,846

INCOME BEFORE INCOME TAX	293,451	7,568	—	(1,679)	—	(458)	298,882

Income tax expense	(37,231)	(1)	—	(7)	—	—	(37,220)

INCOME FROM CONTINUING OPERATIONS	256,220	7,567	—	(1,686)	—	(458)	261,662

Income/(loss) before income tax(expense)/benefit of discontinued operation	—	—	—	—	—	458	458

Income tax (expense)/benefit of discontinued operations	—	—	—	—	—	(537)	(9)

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

NOTE 4 – RESTATEMENTS

During the course of the Company's preparation of Form 10-Q for the period ended September 30, 2022, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the six months ended September 30, 2021 related to the classification of loans issued and bank customer accounts within the Company's Condensed Consolidated Statements of Cash Flows. Specifically, the Company identified that activities related to certain loans had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from investing activities". In addition, the Company identified that activities related to bank customer accounts had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities".

Subsequently to the issuance of the Form 10-Q for the period ended September 30, 2022, the Company determined that there was an error in the Company's quarterly report on Form 10-Q for the six months ended September 30, 2022 related to classification of funds received under the Kazakhstan state program within the Company's Condensed Consolidated Statements of Cash Flows. The Company identified that activities related to funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” had been classified within "Cash flows from operating activities" and should have been classified within "Cash flows from financing activities". The Company has evaluated the effect of the incorrect classification and concluded that restatement was necessary for the period ended September 30, 2022 while the adjustments for the period ended September 30, 2021 were not material . The Company determined that the restatement did not have any impact on the Company’s operating performance or any per-share amounts.
The following table summarizes the impact of these correction of errors for the periods presented:

	Six months ended September 30, 2022
	As previously reported	Correction of errors related to classification of funds received for financing mortgage loans	As restated
Net cash flows from/(used in) operating activities	$124,183	$(149,590)	$(25,407)
Net cash flows used in investing activities	(323,187)	—	(323,187)
Net cash flows from/(used in) financing activities	746,094	149,590	895,684
Effect of changes in foreign exchange rates on cash and cash equivalents	184,186	—	184,186
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$731,276	$—	$731,276

	Six months ended September 30, 2021
	As previously reported	FF Life and FF Insurance acquisitions	Adjustments for discontinued operations	As recasted	Correction of errors related to the classification of loans issued and bank customer accounts	As restated
Net cash flows from/(used in) operating activities	$(146,141)	$2,119	134,938	$(9,084)	$29,931	$20,847
Net cash flows used in investing activities	(7,084)	(37,220)	—	(44,304)	(21,948)	(66,252)
Net cash flows from/(used in) financing activities	99,070	28,909	32,871	160,850	(7,983)	152,867
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(36,533)	$(96)	$167,617	$130,988	$—	$130,988

The following table summarizes the impact of the correction of errors broken down by continuing and discontinued operations:

	Six months ended September 30, 2021
	As recasted	Correction of errors related to the classification of loans issued and bank customer accounts	As restated
Net cash flows from/(used in) operating activities from continuing operations	$(4,046)	$19,288	$15,242
Net cash flows from/(used in) operating activities from discontinued operations	(5,038)	10,643	5,605
Net cash flows (used in) investing activities from continuing operations	(43,238)	(22,543)	(65,781)
Net cash flows (used in)/from investing activities from discontinued operations	(1,066)	595	(471)
Net cash flows from financing activities from continuing operations	178,496	3,255	181,751
Net cash flows used in financing activities from discontinued operations	(17,646)	(11,238)	(28,884)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$130,988	$—	$130,988

In the Company's previously issued condensed consolidated financial statements for the quarters ended September 30, 2022 and 2021, interest income from margin lending to clients had been erroneously classified within fee and commission income from brokerage services. Such income has been reclassified to interest income as a separate sub-line item within interest income entitled interest income from margin lending to clients. The following tables summarize the impact of corrections of the errors on the Condensed Consolidated Statement of Operations for the periods presented:

	For the three months ended September 30, 2022
	As recasted	Correction of errors	As restated
Fee and commission income	$93,123	$(9,966)	$83,157
Insurance underwriting income	26,200	—	26,200
Net realized gain/(loss) on investments available for sale	716	—	716
Net gain on trading securities	9,005	—	9,005
Interest income	49,033	9,966	58,999
Net loss on foreign exchange operations	4,555	—	4,555
Net gain/(loss) on derivative	(2,320)	—	(2,320)

TOTAL REVENUE, NET	$180,312	$—	$180,312

	For the six months ended September 30, 2022
	As recasted	Correction of errors	As restated
Fee and commission income	$187,483	$(14,880)	$172,603
Insurance underwriting income	50,440	—	50,440
Net realized gain/(loss) on investments available for sale	123	—	123
Net gain on trading securities	13,439	—	13,439
Interest income	92,682	14,880	107,562
Net loss on foreign exchange operations	9,148	—	9,148
Net gain/(loss) on derivative	(1,054)	—	(1,054)

TOTAL REVENUE, NET	$352,261	$—	$352,261

	For the three months ended September 30, 2021
	As recasted	Correction of errors	As restated
Fee and commission income	95,215	(2,190)	93,025
Net gain on trading securities	181,603	—	181,603
Net realized gain/(loss) on investments available for sale	(622)	—	(622)
Interest income	24,429	2,190	26,619
Insurance underwriting income	16,022	—	16,022
Net gain on foreign exchange operations	1,508	—	1,508
Net loss on derivative	(656)	—	(656)

TOTAL REVENUE, NET	$317,499	$—	$317,499

	For the six months ended September 30, 2021
	As recasted	Correction of errors	As restated
Fee and commission income	$174,431	$(3,291)	$171,140
Insurance underwriting income	30,098	—	30,098
Net realized gain/(loss) on investments available for sale	(653)	—	(653)
Net gain on trading securities	190,285	—	190,285
Interest income	45,566	3,291	48,857
Net loss on foreign exchange operations	2,716	—	2,716
Net gain/(loss) on derivative	(715)	—	(715)

TOTAL REVENUE, NET	$441,728	$—	$441,728

NOTE 5 – CASH AND CASH EQUIVALENTS
As of September 30, 2022, and March 31, 2022, cash and cash equivalents consisted of the following:

	September 30, 2022	March 31, 2022
		(Recasted)
Cash demand accounts in National Bank (Kazakhstan)	$478,567	$42,517
Cash demand accounts in commercial banks	193,944	70,155
Securities purchased under reverse repurchase agreements	47,049	19,947
Cash demand accounts on brokerage accounts	45,653	71,061
Petty cash in bank vault and on hand	12,033	18,607
Cash in transit	8,301	35
Overnight deposits	2,776	—
Cash demand accounts in stock exchanges	1,975	2,828
Cash demand accounts in the Central Depository (Kazakhstan)	92	314
Total cash and cash equivalents	$790,390	$225,464
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

NOTE 17 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of September 30, 2022, and March 31, 2022, insurance and reinsurance receivables of the Company was comprised of the following:

	September 30, 2022	March 31, 2022
Assets:		(Recasted)

Amounts due from policyholders	$6,061	$3,500
Claims receivable from reinsurance	993	769
Amounts due from reinsured	61	23
Less provision for impairment losses	(880)	(343)
Insurance and reinsurance receivables:	6,235	3,949

Unearned premium reserve, reinsurers’ share	4,714	143
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,763	1,620

Total	$12,712	$5,712
As of September 30, 2022, and March 31, 2022, the premium receivables from policyholders increased due to the expansion of operations.
As of September 30, 2022, and March 31, 2022, insurance and reinsurance payable of the Company was comprised of the following:

	September 30, 2022	March 31, 2022
Liabilities:		(Recasted)

Amounts payable to reinsurers	$2,109	$402
Amounts payable to insured	1,768	685
Amounts payable to agents and brokers	734	1,981
Insurance and reinsurance payables:	4,611	3,068

Unearned premium reserve	31,535	17,985
Reserves for claims and claims’ adjustment expenses	113,931	98,437

Total	$150,077	$119,490
As of September 30, 2022, and March 31, 2022, the amount payable to agents and brokers increased due to the expansion of operations.

NOTE 18 – NET GAIN ON TRADING SECURITIES
During the three and six months ended September 30, 2022, and September 30, 2021, net gain on trading securities was comprised of:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	(Restated)	(Restated)
Net gain recognized during the period on trading securities sold during the period	$3,498	$36,395
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	5,507	145,208
Net gain recognized during the period on trading securities	$9,005	$181,603

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
	(Restated)	(Restated)
Net (loss)/gain recognized during the period on trading securities sold during the period	$(8,232)	$41,966
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	21,671	148,319
Net gain recognized during the period on trading securities	$13,439	$190,285

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

During the three and six months ended September 30, 2022, and September 30, 2021, fee and commission income was comprised of:

	Three months ended September 30, 2022 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$11,512	$62,781	$1,050	$—	$75,343
Bank services	5,779	—	—	—	5,779
Underwriting and market-making services	1,587	—	—	—	1,587
Other fee and commission income	189	259	—	—	448
Total fee and commission income	$19,067	$63,040	$1,050	$—	$83,157

	Six months ended September 30, 2022 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$15,115	$141,644	$2,184	$—	$158,943
Bank services	9,592	—	—	—	9,592
Underwriting and market-making services	3,230	—	—	—	3,230
Other fee and commission income	322	516	—	—	838
Total fee and commission income	$28,259	$142,160	$2,184	$—	$172,603

	Three months ended September 30, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$2,091	$86,057	$1,165	$—	$89,313
Bank services	1,029	—	—	—	1,029
Underwriting and market-making services	1,780	—	—	—	1,780
Other fee and commission income	366	537	—	—	903
Total fee and commission income	$5,266	$86,594	$1,165	$—	$93,025

	Six months ended September 30, 2021 (Restated)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Brokerage services	$3,652	$156,762	$2,134	$—	$162,548
Bank services	1,733	—	—	—	1,733
Underwriting and market-making services	4,004	—	—	—	4,004
Other fee and commission income	2,133	722	—	—	2,855
Total fee and commission income	$11,522	$157,484	$2,134	$—	$171,140
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

NOTE 20 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $61,149 and $80,627, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party commission income for the three months ended September 30, 2022, as compared to approximately 96% of the Company's total related party commission income for the three months ended September 30, 2021. During the six months ended September 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $136,749 and $149,152, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 92% and 56% of the Company's total related party commission income for the six months ended September 30, 2022, and 2021, Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended September 30, 2022 and 2021, the Company paid commission expense to related parties in the amount of $196 and $5,227, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 20% of the Company's total related party commission expense for the three months ended September 30, 2022, as compared to approximately 12% of the Company's total related party commission expense for three months ended September 30, 2021. During the six months ended September 30, 2022 and 2021, the Company paid commission expense to related parties in the amounts of $353 and $10,527, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 21% and 31% of the Company's total related party commission expense for the six months ended September 30, 2022, and 2021.
Interest income earned from related parties is comprised entirely of interest income from FFIN Brokerage, principally interest income from margin lending. During the three months ended September 30, 2022 and 2021, the Company earned interest income from related parties in the amounts of $7,392 and $1,109, respectively. During the six months ended September 30, 2022 and 2021, the Company earned interest income from related parties in the amounts of $10,920 and $1,264, respectively. Interest income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party interest income for each of the three and six months ended September 30, 2022, and 2021, and the nine months ended September 30, 2022 and 2021.
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
The Company has classified the Russia business as discontinued operations as of September 30, 2022 and for the three and six months ended September 30, 2022, because the subsidiaries to be disposed of in this transaction met the held for sale criteria as of September 30, 2022.

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

The Company has reported separately the discontinued operations in the condensed consolidated financial statements. The major classes of assets and liabilities from discontinued operations included the following:

	September 30, 2022	March 31, 2022

Cash and cash equivalents	$712,116	$428,480
Restricted cash	19,040	28,406
Trading securities	120,162	122,497
Brokerage and other receivables, net	249,980	210,087
Loans issued	14,464	2,395
Other assets	41,317	33,554
Less: valuation allowance	(41,464)	—

Total assets held for sale	$1,115,615	$825,419

Customer liabilities	$966,869	$701,584
Securities repurchase agreement obligations	30,961	32,469
Debt securities issued	64,647	64,637
Other liabilities	27,403	13,788

Total liabilities held for sale	1,089,880	812,478

The results of operations for discontinued operations consist of the following:

	For The Three Months Ended		For The Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Fee and commission income	$17,395	$19,432	$48,060	$36,450
Net gain/(loss) on trading securities	1,950	(5,164)	13,099	(3,105)
Interest income	17,440	5,114	29,861	9,788
Net gain/(loss) on foreign exchange operations	19,989	(3)	20,414	(2,235)

TOTAL REVENUE, NET	56,774	19,379	111,434	40,898

Fee and commission expense	2,324	2,159	4,250	4,226
Interest expense	4,261	2,210	10,019	4,459
Operating expense	26,072	17,764	53,540	31,587
Provision for impairment losses	212	50	582	76
Provision for impairment of discontinued operations	41,464	—	41,464	—
Other expense/(income), net	743	(25)	779	92

TOTAL EXPENSE	75,076	22,158	110,634	40,440

INCOME/(LOSS) BEFORE INCOME TAX	$(18,302)	$(2,779)	$800	$458

The net cash flows from/(used in) operating and investing activities for discontinued operations consist of the following:

	For the Six Months Ended September 30,
	2022	2021*
		(Recasted)
Cash Flows From Operating Activities
Net income from discontinued operations	$(6,080)	$449
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,143	993
Noncash lease expense	3,289	2,453
Change in deferred taxes	6,234	(929)
Stock compensation expense	3,220	3,358
Unrealized loss/(gain) on trading securities	(20,382)	4,228
Net change in accrued interest	682	(1,203)
Provision for impairment of discontinued operations	41,464	—
Allowances for receivables	155	—
Changes in operating assets and liabilities:
Trading securities	81,229	(24,850)
Brokerage and other receivables	56,513	(59,162)
Other assets	360	(843)
Securities sold, not yet purchased – at fair value	244	(24)
Customer liabilities	(142,647)	81,632
Current income tax liability	—	(582)
Trade payables	93	2,725
Lease liabilities	(3,721)	(2,603)
Other liabilities	7,787	(37)
Net cash flows used in operating activities from discontinued operations	29,583	5,605

Cash Flows Used In Investing Activities
Purchase of fixed assets	(2,560)	(1,066)
Proceeds from sale of fixed assets	750	—
Loans issued	(10,263)	595
Net cash flows used in investing activities from discontinued operations	(12,073)	(471)

The following table presents reconciliation of anticipated provision for impairment from sale of net assets held for sale as of disposal date:

	September 30, 2022
	Pre-elimination balance	Eliminations	Post-elimination balance

Cash and cash equivalents	$712,116	$—	$712,116
Restricted cash	19,040	—	19,040
Trading securities	120,162	—	120,162
Brokerage and other receivables, net	249,980	—	249,980
Loans issued	14,464	—	14,464
Other assets	41,363	(46)	41,317
Investment in subsidiaries	114,957	(114,957)	—

Total assets held for sale	$1,272,082	$(115,003)	$1,157,079

Customer liabilities	$966,869	$—	$966,869
Securities repurchase agreement obligations	30,961	—	30,961
Debt securities issued	64,647	—	64,647
Other liabilities	27,499	(96)	27,403

Total liabilities held for sale	$1,089,976	$(96)	$1,089,880

Net assets held for sale	$182,106		$67,199

Unrealized gain from cumulative translation adjustment	(642)
Adjusted net assets held for sale	$181,464

Expected selling price	140,000
Provision for impairment of discontinued operations	$(41,464)

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

NOTE 27 – SEGMENT REPORTING

During the fourth quarter of 2022 fiscal year the Company's CODM restructured the way he views the Company's business from a single operating segment to five geographic regional segments including Central Asia, Europe, United States, Russia and Middle East/Caucasus. The Company has classified the Russia Segment as discontinued operations for the periods presented because the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of September 30, 2022. The Company's CODM do not review inter-segment revenues as part of Segment reporting.
The segment reporting was restated for the errors described in Note 4, and restated segment information was provided to CODM in their reports.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three months ended September 30, 2022 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$19,067	$63,040	$1,050	$—	$83,157
Net gain on trading securities	15,828	(7,210)	387	—	9,005
Net realized gain on investments available for sale	716	—	—	—	716
Interest income	46,275	10,177	2,547	—	58,999
Insurance underwriting income	26,200	—	—	—	26,200
Net gain/(loss) on foreign exchange operations	7,601	(2,400)	(665)	19	4,555
Net loss on derivative	(2,320)	—	—	—	(2,320)
TOTAL REVENUE, NET	113,367	63,607	3,319	19	180,312

Fee and commission expense	11,812	6,474	144	9	18,439
Interest expense	34,562	2,964	3,337	—	40,863
Insurance claims incurred, net of reinsurance	17,475	—	—	—	17,475
Operating expense (2)	21,715	10,534	5,093	418	37,760
Provision for impairment losses/(recoveries)	3,732	(1)	(5)	—	3,726
Other expense/(income), net	94	101	(3)	—	192
TOTAL EXPENSE	89,390	20,072	8,566	427	118,455

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$23,977	$43,535	$(5,247)	$(408)	$61,857

Income tax (expense)/benefit	(534)	(6,623)	(5,472)	10	(12,619)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$23,443	$36,912	$(10,719)	$(398)	$49,238

	Six months ended September 30, 2022 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income (1)	$28,259	$142,160	$2,184	$—	$172,603
Net gain/(loss) on trading securities	37,417	(22,634)	(1,344)	—	13,439
Net realized loss on investments available for sale	123	—	—	—	123
Interest income	85,185	15,388	6,989	—	107,562
Insurance underwriting income	50,440	—	—	—	50,440
Net gain/(loss) on foreign exchange operations	11,869	(1,830)	(899)	8	9,148
Net gain on derivative	(1,054)	—	—	—	(1,054)
TOTAL REVENUE, NET	212,239	133,084	6,930	8	352,261

Fee and commission expense	22,527	18,901	297	29	41,754
Interest expense	66,530	5,660	8,744	—	80,934
Insurance claims incurred, net of reinsurance	34,167	—	—	—	34,167
Operating expense	42,482	22,099	10,360	818	75,759
Provision for impairment losses/(recoveries)	6,164	(2)	(8)	—	6,154
Other (income)/expense, net	(407)	97	(8)	(50)	(368)
TOTAL EXPENSE	171,463	46,755	19,385	797	238,400

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$40,776	$86,329	$(12,455)	$(789)	$113,861

Income tax (expense)/benefit	(596)	(13,846)	(7,077)	21	(21,498)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$40,180	$72,483	$(19,532)	$(768)	$92,363

	Three months ended September 30, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income	$5,266	$86,594	$1,165	$—	$93,025
Net gain/(loss) on trading securities	2,756	178,951	(104)	—	181,603
Net realized loss on investments available for sale	(622)	—	—	—	(622)
Interest income	24,206	2,400	13	—	26,619
Insurance underwriting income	16,022	—	—	—	16,022
Net gain on foreign exchange operations	1,304	166	38	—	1,508
Net loss on derivative	(656)	—	—	—	(656)
TOTAL REVENUE, NET	48,276	268,111	1,112	—	317,499

Fee and commission expense	2,123	20,360	168	—	22,651
Interest expense	14,490	1,805	421	—	16,716
Insurance claims incurred, net of reinsurance	13,513	—	—	—	13,513
Operating expense	12,206	4,952	4,583	29	21,770
Provision for impairment losses	978	—	—	—	978
Other expense/(income), net	794	(8)	—	—	786
TOTAL EXPENSE	44,104	27,109	5,172	29	76,414

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$4,172	$241,002	$(4,060)	$(29)	$241,085

Income tax benefit/(expense)	135	(8,152)	(24,077)	—	(32,094)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$4,307	$232,850	$(28,137)	$(29)	$208,991

	Six months ended September 30, 2021 (Restated)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Middle East/Caucasus	Total

Fee and commission income	$11,522	$157,484	$2,134	$—	$171,140
Net gain/(loss) on trading securities	11,698	178,993	(406)	—	190,285
Net realized loss on investments available for sale	(653)	—	—	—	(653)
Interest income	45,035	3,762	60	—	48,857
Income from insurance activity	30,098	—	—	—	30,098
Net gain/(loss) on foreign exchange operations	2,774	(60)	2	—	2,716
Net loss on derivative	(715)	—	—	—	(715)
TOTAL REVENUE, NET	99,759	340,179	1,790	—	441,728

Fee and commission expense	4,654	38,840	350	—	43,844
Interest expense	26,758	3,503	701	—	30,962
Expense from insurance activity	24,809	—	—	—	24,809
Operating expense	23,081	9,744	8,372	(6)	41,191
Provision for impairment losses	1,233	12	—	—	1,245
Other expense, net	800	(5)	—	—	795
TOTAL EXPENSE	81,335	52,094	9,423	(6)	142,846

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$18,424	$288,085	$(7,633)	$6	$298,882

Income tax benefit/(expense)	22	(14,014)	(23,228)	—	(37,220)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$18,446	$274,071	$(30,861)	$6	$261,662
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
(2) Operating expense includes significant noncash items stock based compensation expenses. The following table summarizes the Company's stock based compensation by its geographic segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022*	2021*	2022*	2021*

Central Asia	$1,036	$1,384	$2,138	$2,032
U.S.	533	691	1,152	1,045
Europe	135	196	291	288
Middle East/Caucasus	—	—	—	—

Total stock based compensation	$1,704	$2,271	$3,581	$3,365
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	September 30, 2022
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	$2,837,687	$685,110	$143,833	$2,120	$1,115,615	$4,784,365
Total liabilities	2,561,607	373,466	137,716	365	1,089,880	4,163,034

Net assets	$276,080	$311,644	$6,117	$1,755	$25,735	$621,331

	March 31, 2022 (Recasted)
	Central Asia	Europe	U.S.	Middle East/Caucasus	Held for Sale	Total

Total assets	$1,423,529	$805,768	$172,679	$355	$825,419	$3,227,750
Total liabilities	1,203,473	489,883	175,136	172	812,478	2,681,142

Net assets	$220,056	$315,885	$(2,457)	$183	$12,941	$546,608

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

Russia Segment

Our Russia segment includes our securities brokerage subsidiary Freedom RU, its subsidiary Freedom Bank RU, which provides complementary banking operations and Freedom Auto,that provides car loans. As of September 30, 2022, our Russia segment had 41 offices and branches. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia.

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
The growth in these retail markets has contributed to growth in the number of our customer accounts. Our number of total customer accounts not including our Russia business, increased from approximately 170,000 as of March 31, 2021, to approximately 250,000 as of March 31, 2022, to approximately 310,000 as of September 30, 2022. As of September 30, 2022, not including our Russia business, more than 53% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended September 30, 2022, not including our Russia business, we had approximately 44,000 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
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
Fee and commission income generated from FFIN Brokerage accounted for approximately 34% and 39% of our total fee and commission income total revenue for the three and six months ended September 30, 2022, and approximately 24% and 32% of our total fee and commission income for the three and nine months ended September 30, 2021. For additional information regarding our transactions with FFIN Brokerage, see Note 20 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.
Interest income generated from FFIN Brokerage accounted for approximately 12% and 4% of the Company's total interest income for the three months ended September 30, 2022 and 2021, respectively, as well as 10% and 3% of the Company's total interest income for the nine months ended September 30, 2022 and 2021. For additional information regarding our transactions with FFIN Brokerage, see Note 20 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

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

Key Income Statement Line Items

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers and investment banking services, net gains from our proprietary trading activities, interest income and insurance underwriting premiums. Fee and commission income as a percentage of our total revenue was 46% and 29% in the three months ended September 30, 2022 and 2021, 49% and 39% in the six months ended September 30, 2022 and 2021, respectively.

Fee and Commission Income

Fee and commission income consists principally of retail brokerage fees from customer trading and related banking services, fees for customers' outstanding short positions, fees for underwriting, market making and consulting services. Fee and commission income as a percentage of our total revenue was 46% and 29% in the three months ended September 30, 2022 and 2021, 49% and 39% in the six months ended September 30, 2022 and 2021, respectively.

A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practice in the relevant market. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 91% and 96% in the three month ended September 30, 2022 and 2021.

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
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Change
	(Restated)		(Restated)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$83,157	45%	$93,025	29%	$(9,868)	(11)%
Net gain on trading securities	9,005	5%	181,603	57%	(172,598)	(95)%
Net realized gain/(loss) on investments available for sale	716	—%	(622)	—%	1,338	(215)%
Interest income	58,999	33%	26,619	8%	32,380	122%
Insurance underwriting income	26,200	15%	16,022	5%	10,178	64%
Net gain on foreign exchange operations	4,555	3%	1,508	—%	3,047	202%
Net loss on derivative	(2,320)	(1)%	(656)	—%	(1,664)	254%
Total revenue, net	$180,312	100%	$317,499	100%	$(137,187)	(43)%
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
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended September 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Retail brokerage fee and commission income	$75,343	$89,313	$(13,970)	(16)%
Commission income from bank services	5,779	1,029	4,750	462%
Investment banking fee and commission income	1,587	1,780	(193)	(11)%
Other fee and commission income	448	903	(455)	(50)%
Total fee and commission income	$83,157	$93,025	$(9,868)	(11)%

	Three months ended September 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total revenue)
Retail brokerage fee and commission income	91%	96%
Commission from bank services	7%	1%
Investment banking fee and commission income	2%	2%
Other fee and commission income	1%	1%
Total fee and commission income as a percentage of total revenue	100%	100%
During the three months ended September 30, 2022, fee and commission income was $83,157, a decrease of $9,868, or 11%, as compared to fee and commission income of $93,025 for the three months ended September 30, 2021. This decrease in fee and commission income was primarily attributable to the decrease of fee and commission income from retail brokerage services of $13,970. The decrease in fee and commission income from retail brokerage services was attributable to lower volume of trades by clients in comparison with three months ended September 30, 2021. The decrease was offset in part by an increase in fee and commission income from bank services by $4,750 due to the expansion of Freedom Bank KZ and the growing activity of its clients between the two periods.
Net gain on trading securities
Net gain on trading securities was $9,005 for the three months ended September 30, 2022, a decrease of $172,598 as compared to $181,603 for the three months ended September 30, 2021. See the following table for information regarding our net gains and losses during the three months ended September 30, 2022 and 2021:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended September 30, 2022 (Restated)	$5,507	$3,498	$9,005
Three months ended September 30, 2021 (Restated)	$145,208	$36,395	$181,603

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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended September 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Interest income on trading securities	$33,787	$21,132	$12,655	60%
Interest income on loans to customers	7,203	798	6,405	803%
Interest income on available-for-sale securities	6,553	2,221	4,332	195%
Interest income on reverse repurchase agreements and amounts due from banks	1,349	234	1,115	476%
Interest income from dividends	141	44	97	220%
Interest income on margin loans to customers	9,966	$2,190	$7,776	355%
Total interest income	$58,999	$26,619	$32,380	$—

	Three months ended September 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	2%	1%
Interest income on available-for-sale securities	11%	8%
Interest income on loans to customers	12%	3%
Interest income on trading securities	57%	79%
Interest income from dividends	—%	—%
Interest income on margin loans to customers	17%	8%
Total interest income as a percentage of total revenue	83%	92%

During the three months ended September 30, 2022, interest income was $49,033, an increase of $32,380, or 122%, compared to the three months ended September 30, 2021. The increase in interest income was primarily attributable to a $12,655, or 60%, increase in interest income from trading securities between the two periods, which increase was in turn the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. In addition, we recognized a $6,405, or 803%, increase in interest income from new loans issued to customers due to the expansion of the operations of Freedom Bank KZ between the two periods. We also recognized a $4,332, or 195%, increase in interest income from available-for-sale securities.
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
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021		Change
	(Restated)		(Restated)
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$172,603	49%	$171,140	39%	$1,463	1%
Net gain on trading securities	13,439	4%	190,285	43%	(176,846)	(93)%
Net realized gain/(loss) on investments available for sale	123	—%	(653)	—%	776	(119)%
Interest income	107,562	31%	48,857	11%	58,705	120%
Insurance underwriting income	50,440	14%	30,098	7%	20,342	68%
Net gain on foreign exchange operations	9,148	3%	2,716	1%	6,432	237%
Net loss on derivative	(1,054)	—%	(715)	—%	(339)	47%
Total revenue, net	$352,261	100%	$441,728	100%	$(89,467)	(20%)
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
Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Six months ended September 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Retail brokerage fee and commission income	$158,943	$162,548	$(3,605)	(2)%
Commission income from bank services	3,230	4,004	(774)	(19)%
Investment banking fee and commission income	9,592	1,733	7,859	453%
Other fee and commission income	838	2,855	(2,017)	(71)%
Total fee and commission income	$172,603	$171,140	$1,463	59%

	Six months ended September 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total revenue)
Retail brokerage fee and commission income	92%	95%
Commission from bank services	2%	2%
Investment banking fee and commission income	6%	1%
Other fee and commission income	—%	2%
Total fee and commission income as a percentage of total revenue	100%	100%
During the six months ended September 30, 2022, fee and commission income increased by $1,463, or 1%, as compared to the six months ended September 30, 2021. This increase was primarily attributable to a fee and commission from bank services by $7,859 due to the expansion of the operations of Freedom Bank KZ and the growing activity of its clients between the two periods. The decrease was offset by $3,605 decrease in fee and commission income from brokerage services. The decrease in fee and commission income from brokerage services was attributable to The decrease in fee and commission income from retail brokerage services was attributable to lower volume of trades by clients in comparison with the three months ended September 30, 2021.
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
Interest income

The following tables set forth information regarding our revenue from interest income for the periods presented.

	Six months ended September 30,
	2022 (Restated)	2021 (Restated)	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$2,136	$608	$1,528	251%
Interest income on available-for-sale securities	13,231	6,542	6,689	102%
Interest income on loans to customers	11,830	964	10,866	1127%
Interest income on trading securities	65,302	37,144	28,158	76%
Interest income from dividends	183	308	(125)	(41)%
Interest income on margin loans to customers	14,880	3,291	$11,589	352%
Total interest income	$107,562	$48,857	$58,705	120%

	Six months ended September 30,
	2022 (Restated)	2021 (Restated)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	2%	1%
Interest income on available-for-sale securities	12%	13%
Interest income on loans to customers	11%	2%
Interest income on trading securities	62%	76%
Interest income from dividends	—%	1%
Interest income on margin loans to customers	14%	7%
Total interest income as a percentage of total revenue	86%	93%
During the six months ended September 30, 2022, and September 30, 2021, we recognized a $58,705, or 120% increase in interest income. We earned interest income from trading securities, reverse repurchase transactions and loans to customers and amounts due from banks.
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
During the six months ended September 30, 2022, the value of the Ukranian hryvnia (UAH) depreciated by approximately 25%. Due to the large amounts of UAH assets in our subsidiary Freedom EU, it recognized a net loss on foreign exchange operations of $2,357 from the total of $2,385. Further, we realized a net gain on foreign exchange operations affected by the purchase and sale of foreign currency in our subsidiary Freedom Bank KZ of $11,609 from the total of $11,771 as a result of higher volume of currency exchange transactions.

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

•Total revenue, net in our Europe segment decreased 76% for the quarter ended September 30, 2022. This decrease was driven by a decrease in net gain on trading securities due to a large net gain on trading securities in the three month ended September 30, 2021 due to the revaluation of our trading portfolio. In addition fee and commission income from the Europe segment decreased by 27.2% in the three months ended September 30, 202 as compared to the three months ended September 30, 2021, due to a decrease of client trading activities between the two periods.

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

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
	(Restated)	(Restated)
Net cash flows from operating activities	$(25,407)	$20,847
Net cash flows used in investing activities	(323,187)	(66,252)
Net cash flows from financing activities	895,684	152,867
Effect of changes in foreign exchange rates on cash and cash equivalents	184,186	23,526

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$731,276	$130,988
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

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021
	(Restated)		(Restated)
Increases in trading securities	$(223,540)	(1)	$(181,734)
Increases in brokerage customer liabilities	$329,496	(2)	$110,815
Increases in brokerage and other receivables	$(263,107)	(3)	$(189,970)
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

Net Cash Flows Used In Investing Activities
During the six months ended September 30, 2022, net cash used in investing activities was $323,187 compared to net cash used in investing activities of $66,252 during the six months ended September 30, 2021. During the six months ended September 30, 2022, cash used in investing activities was used for the issuance of loans to customer under the state mortgage program "7-20-25" in the amount of $228,570, for purchase, net of sales of uncollateralized consumer retail loans from microfinance organization in the amount of $55,251, for purchase of fixed assets in the amount of $17,295, and for the purchase of available for sale securities, net of sales, in the amount of $10,030 . Net cash used to investing activities was partially offset from cash and cash equivalents received at the acquisitions of London Almaty and Ticketon in the amount of $11,385.
Net Cash Flows From Financing Activities
Net cash from financing activities for the six months ended September 30, 2022, consisted principally bank customer deposits in the amount of $513,546 due to the growth of banking activity in Central Asia, proceeds from securities repurchase agreement obligations in the amount of $168,565, proceeds from issuance of debt securities of $17,240, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $149,590, proceeds from capital contributions of $677 and proceeds from loans received of $1,863. Net cash from financing activities during the six months ended September 30, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $172,234, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,134.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2022, and its internal control over financial reporting was not effective as of September 30, 2022 due to the following material weaknesses. Specifically, there were material weaknesses in (i) the design of a control activity with respect to the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows.

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
Changes in Internal Control over Financial Reporting

Except for the identification of material weaknesses as described above, during the three months ended September 30, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of our Board of Directors, after discussion with management, concluded that our (i) previously filed annual report on Form 10-K for the fiscal year ended March 31, 2022 and (ii) previously filed quarterly reports on Form 10-Q for each of the quarterly periods ended December 31, 2021, June 30, 2022, and September 30, 2022 should no longer be relied upon. The determinations resulted from errors in the relevant prior financial statements identified by us during the course of preparing our financial statements as of and for the three months ended September 30, 2022, and during the course of preparing our financial statements as of and for the three months ended December 31, 2022, based on inquiries from our newly appointed independent registered public accounting firm. Specifically, we determined that (i) in the Consolidated Statements of Operations and Other Comprehensive Income in each of such reports certain interest income from margin lending was presented as “Fee and commission income” whereas it should have been presented as “Interest income,” (ii) in the Consolidated Statements of Cash Flows in the annual report on Form 10-K for the fiscal year ended March 31, 2022 and the quarterly report on Form 10-Q for the quarterly period ended June 30, 2022, funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” were presented as “Operating activities” whereas they should have been presented as “Financing activities”, and (iii) in the Consolidated Statements of Cash Flows in each of such reports, certain loans issued were presented as “Operating activities” whereas they should have been presented as “Investing activities” and deposits from banking institutions were presented as “Operating activities” whereas they should have been presented as “Financing activities." We have determined that these misclassifications in the statements of cash flows and the income statements should be restated through amendments to the relevant financial statements.

We have determined that these misclassifications did not have any impact on our operating performance or reported key performance indicators.

In connection with such errors, we have concluded that there are material weaknesses in (i) the design of control activities with respect to the classification of certain loans and deposits from banking institutions within our Consolidated Statements of Cash Flows (ii) the design of a control activity with respect to the classification of certain interest income from margin lending within our Consolidated Statements of Operations and Other Comprehensive Income and (iii) the design of a control activity with respect to the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within our Consolidated Statements of Cash Flows, and we have determined that our disclosure controls and procedures were not effective for the previously filed reports as described above and our internal control over financial reporting was not effective for the previously filed annual report on Form 10-K as described above.

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
10.01
Purchase and Sale Agreement of 100% Interest in Authorized Capital of Freedom Finance Investment Company Limited Liability Company dated October 17, 2022 between Freedom Holding Corp. and Mr. Maksim Sergeyevich Povalishin (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (1)

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

104	Cover page formatted in inline XBRL (included in Exhibit 101). *

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s original Quarterly Report on Form 10-Q filed with the SEC on November 15, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: April 26, 2023	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: April 26, 2023	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer