Form 10-K
period 2023-03-31
Freedom Holding Corp.
filed 2023-08-04
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $791,519,572.
As of August 1, 2023, the registrant had 59,659,191 shares of common stock, par value $0.001, outstanding.

FREEDOM HOLDING CORP.
Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "we," "our," "us," "our company," "our business" and "Freedom" mean Freedom Holding Corp. together with its consolidated subsidiaries as a consolidated entity. References to "fiscal 2023," "fiscal 2022" and "fiscal 2021" (or similar references to a respective "fiscal year") mean the 12-month period ended March 31 of the relevant year.
Special Note About Forward-Looking Information
All statements other than statements of historical fact included in this annual report, including without limitation, statements regarding our future financial performance, financial condition, business strategy, potential acquisitions or divestitures, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•the direct and indirect effects on our business stemming from Russia's large-scale military action against Ukraine (the "Russia-Ukraine conflict");
•economic sanctions and countersanctions that limit movement of funds, restrict access to capital markets or curtail our ability to service existing or potential new customers;
•economic and political conditions in the regions where we operate or in which we have customers;
•current and future conditions in the global financial markets, including fluctuations in interest rates and foreign currency exchange rates;
•the impact of legal and regulatory actions, investigations and disputes;
•the policies and actions of regulatory authorities in the jurisdictions in which we have operations, as well as the degree and pace of regulatory changes and new government initiatives generally;
•our inability to manage our growth effectively;
•our inability to complete planned acquisitions or successfully integrate businesses we acquire;
•the impact of competition, including downward pressures on fees and commissions;
•the unavailability of funds, or funds at reasonable rates, for use in our businesses;
•our inability to meet regulatory capital adequacy or liquidity requirements, or prudential norms;
•our failure to protect or enforce our intellectual property rights in our brands or proprietary technology;
•risks associated with being a "controlled company" within the meaning of the rules of the Nasdaq Capital Market ("Nasdaq");
•the loss of key executives or failure to recruit and retain personnel;
•the impact of rapid technological change;
•information technology, trading platform and other system failures, cyber security threats and other disruptions;
•losses (whether realized or unrealized) on our proprietary investments;
•losses caused by non-performance by third parties with whom we have business relationships;
•the creditworthiness of our trading counterparties, and banking and brokerage customers;
•the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the brokerage, banking and insurance industries;
•the residual impacts of the Covid-19, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed under "Risk Factors" in Item 1A of Part I of this annual report.
Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
The following discussion should be read carefully together with our audited consolidated financial statements and the related notes contained in Part II Item 8 of our annual report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). All references to our "consolidated financial statements" are to "Financial Statements and Supplementary Data" contained in Item 8 of Part II of this annual report.

PART I
Item 1. Business
OVERVIEW

Freedom Holding Corp. is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities in the securities industry, including retail securities brokerage, securities dealing, market making, investment research, investment counseling, investment banking and underwriting services. Additionally, we own a bank and two insurance companies operating in Kazakhstan as well as several ancillary businesses which complement our core financial services businesses.

Our business was founded in order to provide access to the international capital markets for retail brokerage clients in our core markets, the most important of which to date have been Kazakhstan and Russia. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs.

Our principal executive office is in Almaty, Kazakhstan. We have a presence in Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, the United States, Turkey, Armenia, Azerbaijan, and the United Arab Emirates. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include broker dealer registered with the SEC and the Financial Industry Regulatory Authority ("FINRA") . As of March 31, 2023, we had 3,689 employees, 126 offices (of which 61 offered brokerage services, 45 offered insurance services offices, 13 offered banking services and seven offered other financial and non-financial services) and 370,000 brokerage customer accounts.
Our Corporate History
Reverse Acquisition Transaction
We were originally incorporated in the State of Utah in July 1981. In December 2004 we redomiciled to the State of Nevada. In November 2015, we entered into a reverse acquisition agreement with Timur Turlov whereby we agreed to change our name from BMB Munai, Inc. to Freedom Holding Corp. and to acquire from him 100% ownership interests in FFIN Securities, Inc. (now a dormant company), Freedom EU, and Freedom RU and its wholly owned subsidiary, Freedom KZ. These acquisitions closed in several stages from November 2015 to November 2017 as required audits and regulatory approvals were received. At the completion of the acquisitions, Timur Turlov was our controlling shareholder.
Legacy Operations
Our legacy brokerage operations were acquired and developed by Timur Turlov. He acquired Beliy Gorod Ltd. in Moscow, Russia, in 2010 and renamed it LLC Investment Company Freedom Finance (“Freedom RU”) in 2011. In 2013 Freedom RU acquired Freedom KZ from unrelated third parties. In 2014, Freedom KZ rolled out a branch office network of 14 offices across Kazakhstan and opened 20,000 customer brokerage accounts. Freedom EU was organized in August 2013 and completed its regulatory licensing in May 2015.
In July 2014, prior to our acquisition from him of FFIN Securities, Inc., Freedom EU, and Freedom RU and Freedom KZ, Timur Turlov established Freedom Securities Trading Inc. (formerly FFIN Brokerage Services, Inc.) ("FST Belize"), a corporation registered in and licensed as a broker dealer in Belize, to provide brokerage services to customers seeking to purchase or trade securities in the international securities markets. FST Belize is 100% owned by Timur Turlov and is not part of our group of companies. For more information regarding our transactions with FST Belize, see "Related Party Transactions With FST Belize" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.
Significant Recent Milestones
On September 26, 2019 FRHC’s shares were approved for listing on Nasdaq and the shares began trading on Nasdaq on October 15, 2019.

In December 2020 we completed the acquisition of JSC Kassa Nova Bank, a Kazakhstan consumer bank with 10 branch offices across Kazakhstan, which we subsequently renamed Freedom Bank KZ.

In December 2020 we completed the acquisition of PrimeEx, a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange, which represented our initial entry into the U.S. market.

On May 17, 2022 we completed the acquisition of two insurance companies, Freedom Life and Freedom Insurance. These two companies were 100% controlled by the Company's chief executive officer, chairman and majority shareholder, Timur Turlov.
In February 2023 we completed the divestiture of our Russian subsidiaries.
In February 2023, we signed an agreement to acquire Maxim Group LLC and its registered investment advisory affiliate Maxim Financial Advisors LLC. Completion of the transaction is subject to certain conditions and the receipt of required regulatory approvals.
Our Business Strategy
Our aim is to create opportunities for the customers we serve. Our focus has been to establish ourselves as a leader in the financial services industry, serving individuals and institutions by offering them efficient access to domestic and international capital markets and market-leading financial services. Our strategy is based on the following key objectives:
•Expand through acquisitions on an opportunistic basis. Historically we have been active in pursuing non-organic growth through mergers and acquisitions. This has allowed us to accelerate our growth through the acquisition of talented and experienced personnel and essential technology assets. We anticipate that we will continue to acquire financial services-related companies, complementary businesses and financial and complementary technologies on an opportunistic basis. Our acquisition strategy includes a focus on expanding our presence in the U.S. market.
•Create digital fintech ecosystem. In Kazakhstan, we have introduced innovative, integrated financial technologies that we intend to expand to other markets and, eventually, globally. For example, our digital mortgage is our flagship product in Kazakhstan. It interfaces with government databases to efficiently access relevant information for qualifying customers for state-sponsored mortgage programs and other lending programs we offer. Our technology platform integrates many of our services into a suite of complementary services that are easy to access and qualify for. For example, during fiscal 2023 we acquired two insurance companies in Kazakhstan, a Kazakhstan-based online ticket sales company and a payment system services company, and in April 2023 we acquired one of the largest online travel agencies in Kazakhstan. Offering complementary services increases our brand loyalty and opportunities to cross-sell the variety of services we offer. Because these services are all digitally accessed and performed, we are able to market and scale the services into new regions on a cost-effective basis. As we continue to add complementary services through acquisitions or development, we plan to expand this platform into additional markets as regulatory and market conditions dictate.
•Continue to grow organically. We continue to grow organically, benefiting from favorable market and economic conditions in most regions where we operate. Our recent organic growth has been driven by expansion of our network of retail financial advisers and increases in the volume of analysts' reports made available to our customer base, as well as significantly increased trading volume and customer activity stemming from government and bank interventions that have resulted in increased market volatility and economic uncertainty. In addition to expansion of our business in our core markets, we have recently expanded our area of operations to include new countries including Uzbekistan, Azerbaijan, Armenia, the UAE, Germany, the United Kingdom, Greece, Spain, France and Poland. We expect to continue to expand into additional countries.
•Adhere to conservative risk management principles. Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. In our proprietary trading, we typically invest in investment grade securities, with the primary objective of minimizing the potential risk of loss of principal. Our investment policies generally require that the securities we acquire are investment grade and limit the amount of our credit exposure to any one issuer or customer.
•Aspire for excellence in governance, transparency and regulatory compliance. We believe we have a regional competitive advantage with our clients because we are a U.S. corporation subject to the governance and disclosure requirements imposed upon SEC-registered companies trading on the Nasdaq Capital Market. We strive to be a trusted participant in the regulatory framework in each jurisdiction in which we operate. Our operations are subject to substantial regulatory oversight by various regulatory bodies. We have a group-wide compliance department based in Cyprus that oversees compliance for our group of companies. The department is responsible for establishing compliance controls, policies and procedures to support subsidiary compliance officers and their staff and in-house attorneys in various jurisdictions to discharge compliance obligations under local regulatory requirements. Our compliance begins with customer onboarding where we employ robust know-your-customer, anti-money-laundering and countering terrorist financing (AML/CTF) and sanctions screening platform using various world-class third-party data providers in a system that is integrated with our trading platform. Customer sanctions screening is done daily and individual financial transactions are reviewed according to multiple risk parameters. Additionally, we have internal policies, procedures and systems in place for possible compliance related matters related to whistleblowing, improper trading patterns, tax reporting obligations, and other internal policies (e.g., trading our own stock or the stock of our customers). We focus on development of our compliance control, operations, and internal audit activities to ensure each compliance activity meets our risk management standards and industry standards.
OUR REGIONAL SEGMENTS
We conduct our business through a number of subsidiaries, organized into four regional segments. Our subsidiaries are as follows:

Entity Name	Year of Acquisition or Formation	Business Activity	Jurisdiction of Organization
Central Asia and Eastern Europe Segment

Freedom Finance JSC ("Freedom KZ")	2017	Securities Broker-Dealer	Kazakhstan

Freedom Finance Global PLC ("Freedom Global")	2020	Securities Broker-Dealer	Astana International Financial Centre (Kazakhstan)

Bank Freedom Finance Kazakhstan JSC,("Freedom Bank KZ")	2020	Commercial Bank	Kazakhstan

Freedom Finance Life JSC ("Freedom Life")	2022	Life/Health Insurance	Kazakhstan

Insurance Company Freedom Finance Insurance JSC ("Freedom Insurance")	2022	Liability Insurance	Kazakhstan

Freedom Finance Special Purpose Company LTD ("Freedom SPC")	2021	Special Purpose Company	Astana International Financial Centre (Kazakhstan)

Freedom Finance Commercial LLP ("Freedom Commercial")	2021	Sales Agency	Kazakhstan

ITS Tech Limited ("ITS Tech")	2022	IT-support company	Kazakhstan

Freedom Kazakhstan PC Ltd. ("Freedom Kazakhstan PC Ltd.")	2022	Non-financial	Kazakhstan

Ticketon Events LLP ("Ticketon")	2022	Online Ticket Sales	Kazakhstan

Aviata LLP ("Aviata")*	2023	Online aggregator for buying air and railway tickets	Kazakhstan

Internet-Tourism LLP ("Internet Tourism")*	2023	Online aggregator for buying air and railway tickets	Kazakhstan
Arbuz Group LLP ("Arbuz")*	2023	Online retail trade and e-commerce	Kazakhstan

"Freedom Horizons" LLP*	2023	Business consulting and services	Kazakhstan
ReKassa PCI Reader ("ReKassa")*	2023	Mobile and web application	Kazakhstan

"Freedom Technologies" LLP ("Paybox")	2023	Application hosting and related activities	Kazakhstan

Freedom Pay LLP ("Paybox")	2023	Payment Platform	Kazakhstan

"Paybox money" LLP ("Paybox")	2023	Implementation of payment services	Kazakhstan

"Freedom Processing " LLP ("Paybox")	2023	Information Services	Kazakhstan

"Freedom Payments" LLС ("Paybox")	2023	Provision of payment services	Uzbekistan

"Freedom Pay Kyrgyzstan" LLC ("Paybox")	2023	Provision of payment services	Kyrgyzstan

Freedom Finance Ukraine LLC ("Freedom UA")	2018	Securities Broker-Dealer	Ukraine

Foreign Enterprise LLC Freedom Finance ("Freedom UZ")	2018	Securities Broker-Dealer	Uzbekistan

Europe, excluding Eastern Europe Segment
Freedom Finance Europe Limited ("Freedom EU")	2017	Securities Broker-Dealer	Cyprus

Freedom Finance Technologies Ltd ("Freedom Technologies")	2020	IT Development Company	Cyprus

Freedom Finance Germany GmbH ("Freedom GE")	2019	Tied Agent of Freedom EU	Germany

Freedom UK Prime Limited ("Prime UK")	2021	Financial Intermediary Company	United Kingdom

United States Segment
Freedom U.S. Markets LLC ("FUSM")	2023	Administrative Management Company	United States

LD Micro, Inc. ("LD Micro")	2023	Micro / Small Cap Index & Conference Services	United States

FFIN Securities, Inc. ("FFIN")	2015	Dormant	United States

Prime Executions, Inc. ("PrimeEx")	2020	NYSE Agency-Only Institutional Brokerage, Investment Banking and Advisory Services	United States

Middle East / Caucusus Segment
Freedom Finance Azerbaijan LLC ("Freedom AZ")	2021	Financial Educational Center	Azerbaijan

Freedom Finance Armenia LLC ("Freedom AR")	2021	Securities Broker-Dealer	Armenia

Freedom Finance Ltd. ("Freedom UAE")	2022	Financial Intermediary Company	UAE

Freedom Finance Turkey LLC ("Freedom TR")	2022	Financial Consulting Company	Turkey
*Subsidiaries acquired/established after the reporting date
As of March 31, 2023, we owned a 9% interest in Freedom UA. The remaining 91% interest in Freedom UA is owned by Askar Tashtitov, our president. As a result of a series of contractual relationships between FRHC and Freedom UA, we account for Freedom UA as a variable interest entity ("VIE") under the accounting standards of the Financial

Accounting Standards Board ("FASB"). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company. On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government.
Historically, our chief operating decision maker ("CODM"), who is our chief executive officer, operated the Company as a single operating segment based on a single geographic region we referred to as Eurasia. In conjunction with the decision to divest our Russian subsidiaries (see "Russia-Ukraine Conflict" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report) and our continued expansion, during the fourth quarter of fiscal 2022 we elected to restructure our operations geographically into five regional segments: Central Asia (now called Central Asia and Eastern Europe), Europe, excluding Eastern Europe, United States, Russia and Middle East/Caucasus. Following the completion of the divestiture of our Russian subsidiaries, we now have the following four segments: Central Asia and Eastern Europe, Europe, excluding Eastern Europe, United States and Middle East/Caucasus.
Central Asia and Eastern Europe Segment
Our Central Asia and Eastern Europe segment consists of our operations in Kazakhstan, Kyrgyzstan, Uzbekistan and Ukraine, including our headquarters in Kazakhstan. We operate under various securities licenses in the jurisdictions making up our Central Asia and Eastern Europe region. We also have banking licenses in Kazakhstan that allow us to provide a wider range of financial services to our Kazakhstan customers. We also own two acquired insurance companies offering life insurance and general liability insurance. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. The Central Asia and Eastern Europe region accounted for $566.1 million, or 71%, of our total revenue, net for the fiscal year ended March 31, 2023.
Freedom UA is a member of the Professional Association of Capital Market Participants and Derivatives (“PARD”) in Ukraine. On November 9, 2022 the Ukrainian National Commission on Securities and the Stock Market suspended the licenses of this legal entity. Accordingly, all assets of Freedom UA and its clients are blocked by the Ukrainian National Security and Defense Council. As of March 31, 2023 the license continues to be suspended. Despite the suspension of the license for the operations in Ukraine, we continue to support our employees in Ukraine by paying salaries and supporting business infrastructure.
Central Asia and Eastern Europe region securities brokerage services
As of March 31, 2023, in our Central Asia and Eastern Europe region we had 56 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan. Our brokerage operations in the Central Asia and Eastern Europe region are conducted through our subsidiaries Freedom KZ, Freedom Global, Freedom UA and Freedom UZ. Freedom KZ and Freedom Global are professional participants on the KASE and the Astana International Exchange ("AIX"). Freedom UZ is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE"). For the 2022 and 2021 calendar year we were acknowledged as the largest market maker on the KASE and the leading placement agent of sovereign and quasi-sovereign debt in terms of the number of issuers, offerings and total funds placed. For the 2022 and 2021 calendar year, AIX has summed up the results of trading activities and we were announced as Best Broker in Equity Instruments (with the highest turnover of AIX trades in equities and GDRs).
As of March 31, 2023, we had 1,866 brokerage employees in our Central Asia and Eastern Europe region, including 1,431 full-time employees.
Central Asia and Eastern Europe region banking services
In Kazakhstan we have 13 office locations that provide banking services to our customers. As of March 31, 2023, we had 1,534 banking employees in our Central Asia and Eastern Europe region, all of which were full-time employees.
In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIC") administers the deposit insurance system. The KDIC insures deposits in the case of liquidation of a bank-member of the KDIC fund. Deposits are insured up to 20 million Kazakhstan tenge (approximately $44.0 million as of March 31, 2023), per customer.
Central Asia and Eastern Europe region consumer life and general insurance

As of March, 31, 2023, we had 48 offices and 639 employees, including 622 full-time employees, providing consumer life and general insurance services in Kazakhstan. For additional information regarding our insurance companies, see "Insurance" below in Part I Item 1 of this annual report.

Europe, excluding Eastern Europe Segment
Our Cyprus subsidiary Freedom EU oversees our European region operations (covering Cyprus, the United Kingdom, Germany, Spain, Greece, France and Poland). Our Cyprus operations are based in Limassol, Cyprus. In Cyprus, we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through Freedom EU we provide transaction processing and intermediary services to our regional customers and to institutional customers such as FST Belize that may seek access to the securities markets in the United States and Europe. FST Belize’s customers execute brokerage transactions indirectly through Freedom EU via several omnibus accounts held by FST Belize with Freedom EU. All trading of U.S. and European exchange traded and OTC securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe ("AFME").
Our office in Germany is a tied agent of Freedom EU, and we have representative offices of Freedom EU in Greece, France and Spain. Prime UK, formed in 2021, is a financial intermediary company which was incorporated for the purposes of obtaining the necessary licenses to conduct brokerage operations in the United Kingdom.
As of March 31, 2023, our Europe region brokerage business consisted of 9 total offices that provide brokerage and financial services, investment consulting, education or that serve an administrative function, including offices in Cyprus, the United Kingdom, Germany, France, Spain and Greece. As of March 31, 2023, we had 199 employees in our Europe region, including 196 full time employees. During the fiscal year ended March 31, 2023, revenues from the Europe region were $216.5 million, or 27%, of total revenue, net, 91% of which was revenue received from FST Belize. We intend to reduce the volume of business we conduct involving FST Belize over time and, ultimately eliminate our omnibus brokerage arrangement with FST Belize.
U.S. Segment
Our U.S. segment consists of Freedom Holding Corp. and our subsidiaries PrimeEx, Freedom U.S. Markets LLC and LD Micro. LD Micro and Freedom U.S. Markets LLC were added to this segment during fiscal 2023.We entered the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation, that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to conduct investment banking and equity capital markets business. Such business is conducted under the name Freedom Capital Markets ("FCM"). FCM provides its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services. As of March 31, 2023, we had 32 employees (30 of which were full-time) in our U.S. region. During fiscal 2023, PrimeEx served one institutional investor customer. In March 2023, our subsidiary Freedom U.S. Markets LLC, an administrative management company, acquired LD Micro, which was owned by SRAX, Inc. Through LD Micro, we now own the largest conference platform for small-cap companies in the United States. For the fiscal year ended March 31, 2023, the U.S. region generated $13.1 million, or 2%, of our total revenue, net.
Middle East/Caucasus Segment
In fiscal 2022, we entered the Caucasus market by establishing subsidiaries in Azerbaijan and Armenia, and in fiscal 2023 we established a subsidiary in Turkey. In April 2022 we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates ("UAE"). As of March 31, 2023, our Middle East/Caucasus segment included 5 offices, out of which one office (located in Armenia) provides brokerage services. As of March 31, 2023, we had 58 employees in our Middle East/Caucasus segment, all of which are full time employees. The Middle East/Caucasus segment is in the developmental stage and does not currently generate profit. For fiscal 2023 total revenue of the Middle East/Caucasus segment was not material.
DESCRIPTION OF OUR PRODUCTS AND SERVICES

Our principal product and service areas are securities brokerage services, capital markets/investment banking services, commercial banking, insurance, and supporting financial technology. We generate revenue from these products and services in several ways, including:
•fees and commissions earned from our retail brokerage customers;
•market making and proprietary trading activities;
•securities and margin lending;
•fees and commissions from capital markets and investment banking services;
•bank service fees;
•payment card interchange fees;
•interest income;
•commissions earned from provision of payment services; and
•insurance premiums.
Because we have been offering securities brokerage services for a longer time than our other product and service lines, fee and commission income from securities brokerage has historically been our primary source of revenue, representing approximately 36%, 46% and 59% of total revenue from brokerage services in the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Securities Brokerage Services
We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions seeking to diversify their investment portfolios to manage economic risks associated with political, regulatory, currency and banking uncertainties. Depending on the region, our brokerage services may include securities trading, margin lending, investment research, and investor education. Customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market our services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.
For both individual and institutional brokerage clients, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the client or may use such financial instruments for our own account or the account of another client. We maintain omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, we may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
Our securities brokerages also conduct proprietary investment activities, and facilitate repurchase and reverse repurchase agreements, both to support the funding of our proprietary investments and to act as an intermediary between third party purchasers and sellers.
Retail Brokerage
We offer full-service retail brokerage services covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange traded options and futures contracts, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. We provide our brokerage customers with access to the U.S. stock markets, and a significant amount of our brokerage business relates to trading in U.S.-exchange listed and OTC securities by our brokerage customers. We use the services of third-party U.S.-registered securities broker dealer and clearing firms to execute substantially all of our trades in the U.S. market.
As of March 31, 2023, 2022 and 2021, respectively, we had approximately 370,000, 250,000 and 170,000 total brokerage customer accounts, of which more than 56%, 58% and 71% had positive cash or asset account balances. As of

March 31, 2023, we had approximately 52,000 active accounts, as compared to 53,000 and 32,000 active accounts as of March 31, 2022 and 2021, respectively. We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. During the fiscal years ended March 31, 2023, 2022 and 2021, the number of our total customer accounts increased by approximately 120,000, 80,000 and 75,000, respectively, as our customer base grew organically and non-organically.
Margin Lending
We extend credit to our brokerage customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price of securities, and we receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.
Investment Research
As of March 31, 2023, we employed 29 research and securities analysts that conduct equity and debt research covering a number of individual securities worldwide. We provide regular research reports, notes and earnings updates to our customers. The research department supports our customers and sales department with equity and fixed-income research focused on the Kazakhstan, Ukrainian, Russian, European, and U.S. markets. Our research reports focus primarily on large, liquid public companies along with other linked commodities and currency markets. Our research reports are based on fundamental valuation and are typically issued on a quarterly-basis or when significant events occur. Our analysts also perform analysis of fixed-income securities and portfolios and provide research and analysis of market forecasts and macroeconomic conditions for certain industries.
Investor Education
We provide a variety of investment education and training courses to our retail brokerage customers and the general public. Our customers are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via our proprietary Tradernet software platform.
Proprietary Trading and Investment Activities
In the normal course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In market making activities and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. Investment decisions are determined in accordance with internal policies and recommendations of our internal investment committees. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume of an individual issuer's securities. Also, the aggregate value of inventories of securities which we may carry is limited by the net capital and capital adequacy rules in effect in the jurisdictions where we conduct business. See "Regulatory Oversight" in Part I Item 1 and "Liquidity and Capital Resources" in Part II Item 7 of this annual report.
Repurchase and Reverse Repurchase Agreements
We enter into repurchase agreements, reverse repurchase agreements and securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow our proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customer needs and to finance our inventory positions. These transactions are entered into both for our own account and on behalf of our customers. We enter into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
Capital Markets/ Investment Banking Services
Our capital markets/investment banking business consists of investment banking professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products. Our investment banking team focuses on multiple sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan and Uzbekistan where commercial banks are currently focusing their financing activities on large enterprises or state-owned enterprises. In these countries, commercial lending sources also impose loan structures and debt covenants that preclude many companies from participating. This has created growing interest in and demand for our services. Our United States investment banking team has recently expanded its services to include the full array of capital markets and investment banking services. To date our underwriting activities have included, among others, underwriting of debt and equity offerings on both a "best efforts" and a firm commitment basis.
In the equity capital markets area, we provide capital raising solutions for corporate customers through initial public offerings and follow-on offerings, including listings of companies on stock exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.
In the debt capital markets area, we offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate issuers in the emerging markets.
Commercial Banking
We offer commercial banking services in Kazakhstan through our Freedom Bank KZ subsidiary. Prior to the divestment of our Russian subsidiaries, we also offered commercial banking services through a Russian banking subsidiary. We generate banking service fees by providing services that include lending operations, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, tender guarantees, and payment card services.
Payment Cards
We are an authorized Visa and MasterCard issuer. We issue multi-currency cards, which allow purchases to be made in multiple different currencies with the use of a single card. We provide internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer customers several investment and structured banking products (insured deposits with option features and currency risk hedging products as permitted by local laws). The following is a description of our principal payment cards:
•Invest card. The Invest card allows our customers the ability to manage their investment accounts both online and in branches of our bank and is the only card of its kind available in the Kazakhstan market. The card is associated with a brokerage account that may be opened with any broker in Kazakhstan that meets the applicable legal requirements. Freedom Bank KZ partners with the relevant broker. The broker has the ability to issue a card in a few minutes through Freedom Bank KZ's remote channels. The Invest card offers features unique to the Kazakhstan market including: integration with the customer's brokerage accounts to allow for convenient instant money transfers to and from the customer's brokerage account; no fee interbank and peer-to-peer transfers and replenishment of the card in any currency; daily interest payments in U.S. dollars on the outstanding balance on a savings account; and the ability to remotely open bank accounts by means of biometric identification and remote execution of account opening documents. At the customer's election the Invest card can be a digital card or a plastic card. During fiscal 2023 approximately 26,869 limited Invest cards were issued to customers.
•Deposit card. The deposit card is a card that combines the features of deposit and debit cards. The card is tied to a deposit account, and when debit transactions are made the money is debited from the deposit account. Clients have the opportunity to save simultaneously in tenge, US dollars, euros and Russian rubles. During fiscal 2023, 99,051 deposit cards were issued.
•Freepay. Freepay is a card with a credit limit of the equivalent of approximately $3.3 million, which can be used by customers for personal expenses including making purchases in installments or on credit. For installment or credit purchases, the client does not have to obtain a card in advance, but instead the card is issued automatically when a purchase is made through our partner network. During fiscal 2023, 275,882 Freepay cards were issued.
•Freedom card. The Freedom card is a multi-currency payment card for any purchases around the world. Clients can hold money under the card in tenge, U.S. dollars, euros and Russian rubles. During fiscal 2023, 31,895 Freedom cards were issued.
Digital Mortgages
In July 2021, Freedom Bank KZ launched a highly digitized mortgage product, which allows for the obtaining of a mortgage loan through an online process. The bank's internal process interacts with many government services, which significantly speeds up the process of obtaining a mortgage. The client submits an application in his or her personal account, passes the scoring and online assessment of the selected property, and signs all the necessary documents using an electronic digital signature. The pledge is registered using blockchain technology, and the decision to issue a loan is made through an automatic system. As of March 2023, Freedom Bank's share in the total Kazakhstan's digital mortgages market amounted 15.4%.
Our digital mortgage product has enabled Freedom Bank KZ to become the leading mortgage lender in the Kazakhstan market. In the 2022 calendar year, Freedom Bank KZ was the leader in issuing mortgage loans under the Kazakhstan state program for financing of mortgage loans “7-20-25” . During fiscal 2023, we issued 15,069 digital mortgage loans.
Digital Auto Loans
In June 2022, Freedom Bank KZ launched a unique digital product that allows an auto loan to be obtained through an entirely online process. The platform has made the auto buying process more transparent and streamlined and has created safeguards to limit the risk of financial fraud or identity theft. Like a digital mortgage, a digital auto loan allows a new or used car to be purchased in as little as one day and without physically visiting the bank, and all documents are signed using biometrics. In addition, customers do not need to purchase additional auto insurance, which is included in the registration process and is provided by Freedom Insurance. As of March 31, 2023, more than 130 car dealerships cooperated with Freedom Bank KZ in offering digital auto loans. Some of them allow cars to be purchased in installments. During fiscal 2023, 6,809 digital auto loans were issued. As of March 2023, Freedom Bank's share in the total Kazakhstan's digital auto loans market amounted 18.9%.
Digital Business Loans
Freedom Bank KZ seeks to provide a high level of service to legal entities and to provide support for entrepreneurial activities in the market. At the beginning of the 2023 calendar year, we launched the digital business loan, which allows small businesses to obtain a loan in as little as one day and without physical delivery of documents. All documents are signed using biometrics, without the need for an electronic digital signature, and the loan proceeds are transferred to a corporate card, which is automatically opened in the name of the client during the loan process. Freedom Bank KZ is a member of the Damu Fund, a Kazakhstan state program, which provides entrepreneurs with the opportunity to receive a loan to develop their business at a reduced rate, and such loans can be applied for online with our digital business loan. During fiscal 2023, 3,487 digital business loans were issued. As of March 2023, Freedom Bank's share in the total Kazakhstan's digital business loans market amounted 32.2%.
Freedom Box
Freedom Box is a package of payment acquiring services for individual entrepreneurs whereby the entrepreneurs do not need to bring documents to the bank in order obtain the package of services. The package includes an installment plan for clients purchasing the acquiring services, a free POS terminal, an overdraft facility and an entrepreneur's card. After the client applies and is approved for Freedom Box, it can start using Freedom Box online, and the card and POS-terminal will subsequently be delivered. During fiscal 2023, 1,932 clients subscribed to the Freedom Box service package.
Insurance
On May 17, 2022, we acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to our acquiring these companies, each was wholly owned by our controlling shareholder, chairman and chief executive officer, Timur Turlov. We acquired these companies from him at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by us because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. We do not consider the acquisition of these insurance companies to be material in the context of our group as a whole. The purchase price for Freedom Insurance was $12.4 million and the purchase price for Freedom Life was $12.1 million.
We believe incorporating the offerings of these insurance companies with our existing brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan, will allow us to create a significant sustainable competitive advantage in Kazakhstan as an integrated, efficient and convenient single-source for financial services.
Freedom Life

Freedom Life was established in 2014 and was acquired by Timur Turlov in 2019. Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. Freedom Life has an S&P Global Rating of "BB–" on the international scale and long-term rating on the national scale of "kzA–" with a "Stable" outlook.
As of March 31, 2023, Freedom Life had 360,744 active contracts. As of March 31, 2023, Freedom Life had total assets of approximately $272 million and total liabilities of approximately $217 million. During the fiscal year ended March 31, 2023, Freedom Life experienced a 70% increase in gross insurance premiums written and recognized a net profit of approximately $25 million. As of March 31, 2023, Freedom Life's market share in the Kazakhstan life insurance market was 8% based on gross written premiums for life insurance, and it held an approximately 46% market share in the Kazakhstan voluntary life-related accident insurance market, in each case according to the National Bank of Kazakhstan.
Freedom Insurance
Freedom Insurance operates in the "general insurance" industry, was established in 2009 and was acquired by Timur Turlov in 2019. Freedom Insurance is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. Freedom Insurance has been assigned "B+" rating by S&P Global Ratings and "kzBBB" national scale rating: Outlook - "Stable." In 2021 Freedom Insurance was recognized by online and print magazine Global Banking & Finance Review as the Best Online Insurance Company Kazakhstan, Best General Insurance Company Kazakhstan and Best Auto Insurance Company Kazakhstan.
Freedom Insurance distributes its products and services through different channels such as the internet, payment terminals and a call center. By utilizing its digital solutions, Freedom Insurance's customers can purchase Freedom Insurance products within five minutes and have a personal account for managing policies.
At March 31, 2023, Freedom Insurance had 320,923 active contracts. As of March 31, 2023, Freedom Insurance had total assets of approximately $195 million and total liabilities of approximately $162 million. During the fiscal year ended March 31, 2023, Freedom Insurance experienced a 131% increase in written insurance premiums as compared to fiscal 2022 and recognized net profit of approximately $7 million. At March 31, 2023, Freedom Insurance had a 7% share of the total Kazakhstan general insurance market based on total assets, according to the National Bank of Kazakhstan. It also held an approximately 3% market share of the Kazakhstan car owners liability insurance market.
On August 27, 2022, we acquired 100% of JSC Insurance Company "London-Almaty" ("London-Almaty"), a Kazakhstan insurance company, and on December 19, 2022, and this company was merged into Freedom Insurance.
Information Technology
FRHC's business model places heavy reliance on information technology to offer customers a seamless digital experience, meet their diverse needs, and ensure stringent adherence to regulatory requirements and information security standards. To support sustainable growth of the Freedom ecosystem, our information technology is focused on continuous development that empowers business users with technology that accelerates the time-to-market for digital products while enhancing predictability. We seek to harmonize technology governance approaches across all of our companies and centralize key IT processes. Our IT strategy is designed to leverage technology as a key driver of success within our group. We are continuously adapting to the rapidly evolving digital landscape and aligning our technological capabilities with the changing needs of our customers and stakeholders. By fostering innovation, enhancing collaboration, and prioritizing business continuity and growth, we aim to establish a strong technological foundation that supports our strategic objectives.
Digital Ecosystem and Product Expansion
We have implemented a Technology Development and Ecosystem Growth strategy centered on building a robust technological infrastructure, fostering innovation, and enhancing user experiences. Under this strategy, our flagship technology product is our proprietary Tradernet software platform, complemented by other online technologies, enabling seamless access to multiple markets worldwide. Tradernet provides our customers with trading capabilities and access to monitoring multiple stock markets around the world simultaneously, including KASE, AIX, UX, MOEX, the SPB Exchange, NYSE, Nasdaq, ATHEX, ITX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse and to execute trades electronically in these markets in multiple products from a single trading account. Additionally, Tradernet allows us to monitor and manage all aspects of our customers' personal accounts, including non-trading orders, and to participate in our customer social network. We also use Tradernet for customer margin risk evaluation and for middle-office security transfer requests.

Operating under the "Freedom" brand, our comprehensive suite of digital products and services enables our customers to engage in electronic trading and to monitor their accounts. In addition to trading capabilities, we have expanded our digital solutions to include mortgages, auto loans, and insurance products. Through our online platform, customers can conveniently apply for and manage mortgages, track auto loans, and access a range of insurance options. We prioritize delivering a seamless and integrated digital experience across all our products, ensuring user-friendly interfaces, robust security measures, and efficient workflows.

We have recently expanded our digital product portfolio with the acquisition of Ticketon Events LLP ("Ticketon"), the largest online ticket sales company in Kazakhstan, actively working to create an e-commerce infrastructure in the field of culture and sports. The acquisition of Ticketon, with 67% share in the Kazakhstan's market of online ticket sales for cultural events, gave us greater access to key middle class that could join our clientele. Ticketon's service focuses on promoting the cultural life of Kazakhstan and introducing modern promotion technologies. Ticketon offers convenient ways to buy tickets, expands sales channels for organizers and venues, and provides effective ticket promotion and distribution services. This acquisition further strengthens our digital offerings and enhances our ability to serve customers in the entertainment industry.

One of our key digital products is the Paybox payment platform, which we acquired as part of our acquisition of Paybox Technologies LLP (now called Freedom Pay LLP) and its subsidiaries in February 2023. The Paybox platform is a dynamic payment system services aggregation field project. By connecting to the Paybox platform digital payment aggregator, customers can accept payments from buyers using a wide range of payment methods, including bank cards, online banking, electronic money, and more. Freedom Pay LLP also develops customized solutions for banks, catering to their specific needs and expanding our network of partners. According to Global data (https://www.globaldata.com/) for calendar 2022, Freedom Pay's share of electronic payments in the Kazakhstan market is 30%. This acquisition allowed our bank to become the largest acquiring bank in Kazakhstan enhances our product offering and expands our geographic footprint.

We are committed to further expanding our digital ecosystem going forward by integrating our online and mobile brokerage services, banking offerings, insurance products, payment processing systems, and online commercial ticketing services. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of financial products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offerings and meet the evolving needs of our diverse customer base.
COMPETITION

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms which we currently regard as our principal competitors include: Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; and eToro and Interactive Brokers in Europe. We consider Freedom Bank KZ's principal banking competitors to be Halyk Bank, Kaspi Bank and Bank CenterCredit. In the United States, we expect to compete with, among others, Needham & Company, Craig-Hallum Capital Group and Oppenheimer & Co.
Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. We leverage competitive advantages we have developed, including our extensive experience in providing investors in our core markets with access to the U.S. and European securities markets, our ability to deliver high quality analytical information and our focus on providing convenient, high tech user-friendly access to our services and the markets. We have also been an active participant in various privatization programs, which has allowed us to develop expertise and a prominent reputation in the public placement of securities of local issuers in the regions where we operate.
BUSINESS CONTINUITY PLAN
We identify business continuity as the capability to continue the delivery of services to our customers, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national, regional or worldwide disasters, including pandemics, such as Covid-19, and social unrest and wars, such as the Russia-Ukraine conflict or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information systems, databases, software and hardware that we operate to provide such service.

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
HUMAN CAPITAL
Our multinational operations, particularly in countries with integrated multi-ethnic cultures, create a naturally ethnically diverse workforce. We employ a diverse and talented team spanning 15 countries. We have well-educated and experienced employees who seek to uphold high business and ethics standards. As of March 31, 2023, we had 3,689 (3,247 full-time and 442 part-time) employees in the following countries: Kazakhstan - 3,217, Uzbekistan - 56, Ukraine - 116, Germany - 14, Kyrgyzstan - 11, Azerbaijan - 32, Armenia - 16, Cyprus - 169, Greece - 4, Spain - 3, France - 3, UAE - 9, Turkey - 1, the United Kingdom (the "UK") - 6 and the United States - 32. Our workforce is approximately 1,429 women and 1,298 men. We abide by applicable employment laws across all jurisdictions where we have offices.
We believe our employees are our most important investment, and we are committed to providing them:
•a safe and positive work environment;
•opportunities to learn, grow, and advance in their careers;
•clear instructions of our expectations and the right tools so they achieve success; and
•fair compensation, benefits and recognition for their work.
Employee Recruitment and Development
We seek talent through careful recruitment and use specifically crafted qualification requirements and skills maps for each position we seek to fill. Our hiring decisions focus on candidate motivation, professionalism, and experience.
We invest in our employees through our employee development programs. These programs facilitate employee movement both vertically and horizontally within our company, as well as enable employees to participate in cross-department projects, working groups, competitions, conferences, and other collective events that expose employees to other departmental functions.
We teach practical job skills that yield job satisfaction for our employees, and by extension, strong company performance. We provide internal mentoring and training programs to enable new hires to quickly adapt to our work culture and demands. Our mentorship program helps foster relationships within our companies that engender loyalty and unity in our work.
We provide continuous, systematic core educational opportunities and many advanced trainings to enable our employees to continue their professional growth, which contributes to higher standards of knowledge and skill sets of our employees. Advanced individual programs are provided based on an array of topics to meet the dynamic interests of our teams.
Compensation and Benefits
We provide compensation packages that include competitive pay, bonuses, paid time off (PTO) and benefits with a focus on a performance-based system of incentives and recognition. Salary increases are determined based on the performance of the employee, length of service, as well as market pay rates and other parameters.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

The agenda of sustainable development has great weight in the current ecosystem of our company, and we are focusing on the best practices of sustainable development. In fiscal 2023 we established an ESG department, and we are currently preparing to issue our first report on sustainable development. We have begun implementing ESG initiatives through our subsidiaries in different countries.

Social

We place strong emphasis on having a favorable working environment and supporting our employees and serving the communities in all the regions where we operate.

Employee Development and Corporate Activities

We believe in the importance of human capital and constantly strives to develop our employees. We adhere to the principles of ethical behavior, which are contained in our Code of Ethics and Business Conduct. This code is the fundamental document that defines the norms and standards to which all employees of our company must adhere. We pay attention to the personal and career development of our personnel. We allocate funds for training of our employees and implement corporate free educational activities available in online format.

In addition, our subsidiaries have a range of benefits packages which include corporate communications, gym membership subsidies, and benefits related to obtaining the relevant company's banking and insurance products. We also strive to create an environment that maintains a healthy work-life balance for employees. We support corporate events, holidays, team building activities and sports tournaments in chess, football and running for our employees.

External Social Projects

We make an effort to support and contribute to sports, culture and education in the communities in which we operate through various forms of financing, including charity and sponsorship activities. We recognize the social responsibility of businesses and seek to create a positive impact on the regions where we operate. For example:

•In June 2022, Freedom Holding Corp. and the Kazakhstan Chess School in Almaty launched a charity campaign for children aged 5-16 who want to learn to play chess.
•In fiscal 2022, Freedom Finance KZ signed a memorandum of cooperation with the Kazakhstan Football Federation and donated musical instruments to the Kurmangazy and Otyrar sazy orchestras.
•In January 2023, Freedom Life launched Freedom Camp, a new educational platform on financial literacy for school children, which is open to Kazakhstan school children ages 10 to 13. This free program was created to educate youth to set financial goals, understand financial resources and products and how they can be used to accomplish their financial goals. This course was originally taught as part of a summer children's camp for two years. Due to its popularity, the course is now also taught during the academic school year at participating Kazakhstan schools.
•In February 2023, Freedom Finance KZ signed an agreement to provide charity assistance as part of an initiative to develop and promote the Vision Zero Almaty 2023 program.
•In March 2023, we organized the Freedom Ballet Gala event with the participation of world ballet stars from major European theaters. The grand show was the part of cultural enrichment of society.
•Since March 2023, Freedom Holding Corp. has been the general partner of the QJ League for Youth Football in Kazakhstan.

Our Freedom Finance Academy provides online and in person training courses and webinars in financial literacy to the general public. The goal of this program is to generally expand knowledge about financial literacy and teach the basics of exchange trading so that participants can more knowledgeably trade and reduce the risk of financial mistakes in the future.

Environment

In fiscal 2023, we initiated ESG diagnostics, in order to identify key opportunities and recommendations on increasing the efficiency of our activities in the environmental sphere.

Despite the fact that our activities are not environmentally hazardous and do not involve high environmental risk, we take a precautionary approach to environmental issues. In March 2023, we began to take an inventory of greenhouse gas emission sources for our major subsidiaries. Currently, active work is underway to build an initial system for collecting and recording baseline data to build a subsequent system for monitoring greenhouse gas emissions for Scopes 1 and 2 in accordance with international and local methodological approaches. Our management is aware of the importance of combating climate change, and in the future we plan to increase the detail, accuracy and expand the perimeter of the encompassing data. One of the next areas of focus will be Scope 3 and climate risk assessments, which will allow us to proactively address climate-related issues and seize opportunities, thereby creating a more resilient financial sector in our countries of operation.

External Environmental Projects

We support external environmental projects, an example of which was the signing during fiscal 2023 of an agreement by JSC Freedom Finance on financial assistance with the Executive Directorate of the International Fund for Saving the Aral Sea in the Republic of Kazakhstan (IFAS International Fund in the Republic of Kazakhstan) to implement the "Restoration of ecosystems on the dried seabed of the Aral Sea" project. As part of the project, 200,000 black saxaul seedlings will be planted, fences will be built and an irrigation system will be implemented. In addition, it is planned to train the local community in new technologies and practices of agroforestry and to begin the process of carbon certification in the Aral Sea region.

Green Bonds and Social Bonds Underwriting

In September 2021 Freedom Finance KZ organized and underwrote a "green bonds" placement by Eurasian Development Bank. The funds raised in the total amount of the equivalent of $47 million (based on the exchange rate as of the date of issuance) from the placement were used to finance ESG projects in Kazakhstan.

In June 2023 Freedom Finance KZ underwrote a placement of two-year gender ESG bonds issued by MFO OnlineKazFinance JSC (Solva) listed on the KASE in the total amount of the equivalent of $14 million (based on the exchange rate as of the date of issuance). The proceeds from the placement of these bonds are being used to actively support women in the business environment, aiming to expand their opportunities and reduce gender inequality. The MFO produces digital loan products that finance micro and small businesses of women entrepreneurs.
INFORMATION SECURITY
Information security, with a particular focus on cyber security, is a high priority for us. We have and continue to develop and implement safeguards, policies and technology designed to protect the information provided to us by our customers and our own information from cyber attacks and other misappropriation, corruption or loss. We also consult advisory organizations and follow regulatory requirements regarding information security. For additional information regarding information security see "Risks Related to Information Technology and Cyber Security" in "Risk Factors" in Part I Item 1A of this annual report.
INTELLECTUAL PROPERTY
We rely principally on a combination of trademark, copyright, related rights and trade secret laws in the jurisdictions in which we operate as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We enter into confidentiality agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.
We generally obtain trademark protection and often seek to register trademarks for the brand names and images under which we market our services. As of March 31, 2023, we owned approximately 10 registered trademarks in the United Kingdom, approximately 8 registered trademarks in Cyprus, approximately 5 registered trademarks in Kazakhstan and approximately 3 registered trademarks in Germany.
Our flagship technology product is our proprietary Tradernet software platform. We also believe the value associated with our "Freedom" and other brands contributes to the appeal and success of our services. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our brands and technology. In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. Effective intellectual property protection may not be available in all jurisdictions in which we offer our services. Further, we may be unable to obtain protection for our intellectual property in the future, which could materially harm our business, financial condition, results of operations and prospects.
REGULATORY OVERSIGHT
We operate in highly regulated industries across several legal jurisdictions. The securities, banking, payment services and insurance business activities of our subsidiaries are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the foreign jurisdictions where we conduct business activities. We expect that the regulatory environment will continue to raise standards and impose new regulations with which we will be required to comply in a timely manner.
We operate under various securities, banking and insurance licenses and must maintain our licenses in order to conduct our operations. As of March 31, 2023, we, through our subsidiaries, held: brokerage licenses in Kazakhstan issued by the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market (the "ARDFM") and the Astana Financial Services Authority (the "AFSA"), in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), in the United States issued by FINRA, in Armenia issued by the Central Bank of Armenia, and in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; a foreign currency operations license in Kazakhstan issued by the ARDFM; a banking license in Kazakhstan issued by the ARDFM; insurance licenses (general and life) in Kazakhstan issued by the ARDFM; and payment services licenses in Kazakhstan, Uzbekistan and Kyrgyzstan.
In the jurisdictions where we conduct business, we are subject to often overlapping schemes of regulation that govern all aspects of our relationships with our customers. These regulations cover a broad range of practices and procedures, including but not limited to:
•minimum net capital and capital adequacy requirements;
•the use and safekeeping of customers' funds and securities;
•recordkeeping and reporting requirements;
•customer identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism, U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") and other non-U.S. sanctions violations, to follow FATF recommendations;
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
The regulatory authorities in each jurisdiction where we are regulated establish minimum net capital and capital adequacy requirements which currently range from approximately $2 thousand to $22 million and fluctuate depending on various factors. As of March 31, 2023, the aggregate net capital requirements of our subsidiaries was approximately $61.6 million. In the event one or more of our subsidiaries fails to maintain minimum/adequate net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the relevant industry. Our subsidiaries are also subject to rules and regulations regarding liquidity ratios. Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict the ability of our subsidiaries to transfer funds among themselves and FRHC.
We spend considerable resources in our general efforts to comply with the various regulations to which we are subject, and we expect this burden to continue in the future.
Violations of securities, banking, sanctions, anti-money laundering and financing of terrorism laws, rules and regulations could subject us and our employees to a broad range of disciplinary actions including imposition of fines and sanctions, other remedial actions, such as cease and desist orders, removal from managerial positions, loss of licensing, and civil and criminal proceedings.
Kazakhstan Regulation
Kazakhstan Securities Market Regulation
The Kazakhstan brokerage sector is highly regulated. The securities market in Kazakhstan is regulated in accordance with Kazakhstan law and the by-laws of the ARDFM. The Law of the Republic of Kazakhstan No. 461-II "On the Securities Market", dated 2 July 2003 (the "Securities Market Law") is the main law regulating the brokerage and dealer activities in the securities market and portfolio management activities in Kazakhstan. It establishes a framework for brokers and dealers, portfolio management activities, registration and licensing requirements, and regulation of such activities by the ARDFM.
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
Freedom KZ currently holds the following licenses:
•No. 3.2.238/15 dated October 2, 2018 (initially issued on March 21, 2007) for performance of activity on the securities market, particularly (i) broker-dealer activity with the right to maintain customer accounts as a nominal holder, and (ii) portfolio management without the right to attract voluntary pension contributions; and
•No. 4.3.12 dated February 4, 2020 (initially issued on April 4, 2019) for performance of exchange operations with foreign currency, except for exchange operations with foreign cash.
Under the Securities Market Law (and the relevant ARDFM regulations), the following prudential standards are applicable to brokers and dealers and portfolio management companies, among others: the capital adequacy ratio, which daily indicator must be at least 1; and the liquidity ratio, which daily indicator must be not less than 1.4. Under the Securities Market Law (and the relevant ARDFM regulations), compliance with the prudential standards is measured based on the following indicators: (i) highly liquid and liquid assets; (ii) balance sheet liabilities; and (iii) minimum amount of equity capital, taking into account the capital adequacy ratio.
Based on the AIFC Framework Law dated December 7, 2015, as well as amendments to the Constitution of the Republic of Kazakhstan made in March 2017, a special legal regime for the financial sector, including the securities market, was established in the Astana International Financial Center (the "AIFC"). The current law of the AIFC consists of: (i) the AIFC Framework Law; (ii) AIFC acts that do not contradict the AIFC Framework Law and which may be based on the principles, norms and precedents of the law of England and Wales and/or the standards of the world's leading financial centers; and (iii) current Kazakhstan law, which is applied to the extent not regulated by the AIFC Framework Law and acts of the AIFC. The AIFC Acts establish the requirements for carrying out activities in the securities market in the AIFC and, in particular, the requirements for licensing regulated activities, which are carried out on the basis of a relevant license issued by the AFSA. Our Freedom Global subsidiary is a member of the AIFC and has License No. AFSA-A-LA-2020-0019 issued by the AFSA on May 20, 2020 to carry out the following regulated activities:
•dealing in investments as principal;
•dealing in investments as agent;
•managing investments;
•advising on investments; and
•arranging deals in investments.

In their activities, AIFC participants operating in the securities market are guided, among other things, by the provisions of the AIFC General Rules, the AIFC Conduct of Business Rules and other acts of the AIFC.
Kazakhstan Banking Regulation
Banks in Kazakhstan are subject to numerous laws and regulations governing banking activities as well as a number of laws and regulations that regulate, among other matters, payment services, anti-money laundering, data protection and information security. Kazakhstan has a two-tier banking system, with the NBK comprising the first tier and all other commercial banks comprising the second tier (with the exception of the Development Bank of Kazakhstan, which as a state development bank has a special status and belongs to neither tier). Generally, all financial institutions in Kazakhstan are required to be licensed and regulated by the ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020 these functions have been carried out by the ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation and control and payment systems.
The Law of the Republic of Kazakhstan No. 2444 "On Banks and Banking Activity in the Republic of Kazakhstan", dated August 31, 1995 (as amended) (the "Banking Law"), is the main law regulating the banking sector in Kazakhstan. It establishes a framework for banking activities, registration and licensing of banks and regulation of banking activities by the ARDFM. The Banking Law provides for a list of banking operations that cannot be conducted without an appropriate license from the ARDFM (its predecessor) and sets forth a list of activities permitted for banks. Freedom Bank KZ holds License No.1.2.108/43/250 dated February 1, 2023 for performing banking and other operations.
Kazakhstan Insurance Regulation
Insurance companies in Kazakhstan are subject to numerous laws and regulations governing general and life insurance activities as well as a number of laws and regulations that regulate particular types of insurance activities (e.g., mandatory liability insurance of vehicle owners), anti-money laundering, data protection and information security. Generally, all financial institutions (including companies performing insurance activities) in Kazakhstan are required to be licensed and regulated by the ARDFM.
The Law of the Republic of Kazakhstan No. 126-II "On Insurance Activities", dated December 18, 2000 (as amended) (the "Insurance Law"), is the main law regulating the insurance sector in Kazakhstan. It establishes a framework for insurance activities, registration and licensing of insurance companies and regulation of insurance activities by the ARDFM. The Insurance Law provides for a list of insurance operations that cannot be conducted without an appropriate license from the ARDFM (its predecessor) and sets forth a list of activities permitted for insurance companies. Freedom Insurance holds unlimited license No. 2.1.16 dated November 24, 2022 for performing general insurance (reinsurance) activities. Freedom Life holds unlimited license No.2.2.14 dated December 28, 2022 for performing life insurance (reinsurance activities).
Payment Services Regulation
Payment services in Kazakhstan are mainly regulated by the Kazakhstan Law "On Payments and Payment Systems" dated July 26, 2016 (the "Law on Payments"). A "payment organization" is defined in the Law on Payments as being a Kazakhstan limited liability partnership which is registered with the NBK and whose activities are associated with rendering payment services. We provide payment services in Kazakhstan through Freedom Pay LLP and its subsidiaries under the brand "Freedom Pay." Freedom Pay LLP is registered with the NBK to provide the following payment services, among others: electronic money disposal, acceptance and transmission of payments made with electronic money and payment processing services. We also provide payment services in Uzbekistan and Kyrgyzstan, where our services are provided through Freedom Payments LLC IC (Uzbekistan) and Freedom Pay Kyrgyzstan LLC, each of which is registered and operates under licenses with the respective local regulators.
Cypriot Investment Firms and Regulatory Legislation
Freedom EU is a Cypriot Investment Firm ("CIF") registered with the Registrar of Companies of Cyprus under number HE 324220 and regulated by CySEC under license number 275/15 and is under obligation to cooperate with the Cyprus Unit for Combating Money Laundering (MOKAS).

Freedom EU complies with the requirements and/or obligations implemented by the following laws and regulations under the applicable legal framework:

•Directive 2014/65/EU of the European Parliament and of the Council of May 15, 2014 on Markets in Financial Instruments and amending Directive 2002/92/EC and Directive 2011/61/EU.
•Cyprus Investment Services and Activities and Regulated Markets Law of 2017 (The Law 87(I)/2017) regarding the provision of investment services, the exercise of investment activities and the operation of regulated markets (the “Investment Services and Activities and Regulated Markets Law 2017”).
•ESMA Final Report (ESMA35-42-1227) on the European Commission mandate on certain aspects relating to retail investor protection as of April 29, 2022.

Freedom EU follows the European Securities and Markets Authority (ESMA), European Union Directive 2014/65/EU (the Markets in Financial Instruments Directive or "MiFID II"), European Commission, European Central Bank, Central Bank of Cyprus and CySEC circulars requirements to ensure its compliance with the foregoing regulatory acts.

Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, provide investment advice and portfolio management services, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. The brokerage sector in Cyprus is highly regulated and companies must be authorized by CySEC in order to be able to provide investment services.

The Law of the Republic of Cyprus L. 87(I)/2017 regarding the provision of investment services, the exercise of investment activities and the operation of regulated markets (as amended) (the "Cyprus Securities Market Law") is the main law regulating broker dealer, portfolio management activities in Cyprus. The Cyprus Securities Market Law is a local implementation in Cyprus of MiFID II. It establishes a framework for MiFID II investment services such as broker dealer, investment advice, portfolio management activities, dealing on own account, registration and licensing requirements, and the regulation of such activities by CySEC.

Under the Cyprus Securities Market Law, investment activities in the securities market are carried out on the basis of a license to carry out such activities issued by CySEC. A license for broker and dealer activities includes the right to maintain customer accounts for the purposes of providing services bestowed under the license.

Freedom EU currently holds licenses in Cyprus and the EU for conducting investment services, including:

•reception and transmission of orders in relation to one or more financial instruments;
•execution of orders on behalf of clients;
•dealing on own account;
•provision of investment advice; and
•provision of portfolio management services,

as well as the following ancillary services:

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
U.S. Regulation
U.S. Securities Market Regulation
Our U.S. subsidiary PrimeEx is registered as a securities broker dealer with the SEC, is a member of various self-regulatory organizations ("SROs") and securities exchanges, including being a "Blue Line" broker dealer on the floor of the NYSE. In 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the NYSE consolidated to form FINRA, which now serves as the primary SRO of PrimeEx, although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of PrimeEx's business, including registration, education and conduct of its broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. PrimeEx has agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline PrimeEx and its officers, directors and employees. Among the rules that apply to PrimeEx are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, PrimeEx is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from PrimeEx may be limited. In addition, PrimeEx is licensed as a broker dealer in six U.S. states, requiring it to comply with applicable laws, rules and regulations of each of those states. A state regulator may revoke a license to conduct securities business in its state and fine or otherwise discipline broker dealers and their officers, directors and employees.
In January 2022, PrimeEx received regulatory approval from FINRA to conduct investment banking and equity capital markets business. Such business is conducted under the name Freedom Capital Markets.

Foreign Corrupt Practices Act
In the United States, the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The foreign countries where our subsidiaries operate have similar anti-bribery and anti-corruption laws imposed on our subsidiaries. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term "public official" is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management's authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management's authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity. The FCPA requires that we establish and maintain an effective compliance program to ensure compliance with U.S. law. Failure to comply with the FCPA can result in substantial fines and other sanctions.
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
OFAC, in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as "Specially Designated Nationals," or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our U.S. sanctions compliance policies and procedures, we, and in certain instances our subsidiaries, might be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, PrimeEx, operates under its own U.S. sanctions compliance policies and procedures, which governs its own sanctions compliance activities with its institutional customers and with other group companies.
FRHC has entered into an agreement with Sum and Substance, a third-party service provider, for the use by the Freedom group of the Sum and Substance all-in-one KYC/AML compliance suite. This compliance suite enables companies to stay compliant while ensuring that users can quickly access services digitally. The services covered by the suite include:
•KYC and AML: ID verification, AML screening, and facematch checks for any jurisdiction.
•Liveness technology: In-house facial biometrics for fast onboarding and continuous checks.
•Video verification: Agent-assisted video verification built to comply with AMLD requirements.
•Chargeback prevention: Verification of payment methods before transactions are made.
Our Freedom EU and Freedom Global subsidiaries are currently using the Sum and Substance verification platform, and this platform is currently being implemented at our operations in Kazakhstan and Ukraine. We plan to roll out the Sum and Substance platform so that it is used by all brokerage companies, banks and other companies within our group of companies. Subject to local legislation, some of the features may be limited, but in such as case such features would be replaced by relevant government services. For example, banks in Kazakhstan use the national government system for biometric identification.
Sum and Substance in our subsidiaries Freedom Finance KZ and Freedom Global is integrated with the World-Check (Refinitiv) database. At our subsidiary Freedom Bank KZ, Refinitiv is integrated with the Colvir banking system. The Refinitiv database is used during the onboarding and ongoing processes, by checking clients. It contains information on individuals and legal entities from more than 715 lists submitted by international and national security agencies and law enforcement agencies. World-Check allows identification of hidden risks associated with individuals or companies that have been included in sanctions lists, involved in money laundering (AML) or the financing of terrorist activities, including the proliferation of weapons of mass destruction (CFT and/or WMD). Our subsidiary Freedom Bank KZ also uses the Dow Jones database during the onboarding process by checking clients against sanctions lists.

We have a Cross-Border Correspondent Relationship Agreement with FST Belize wherein FST Belize has agreed to follow sanctions laws and AML controls that are applicable to brokers in the United States and the European Union and has granted us access to its customer records for purposes of compliance monitoring. In accordance with the Cross-Border Correspondent Relationship Agreement, Freedom EU conducts on a regular basis random checks of trades received from FST Belize, whereby it is able to obtain information on, and conduct customer checks on, the beneficial owners who are the beneficiaries of the relevant trades. FST Belize has its own agreement with Sum and Substance and has already implemented digital onboarding via its website in the scope of liveness, facematch and AML screening. However, we do not currently have direct access to FST Belize's customer check systems.
In addition, we maintain omnibus brokerage accounts for certain other institutional brokerage clients, including certain Russian institutions. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. We have agreements with such institutional clients in which they have agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and we audit their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring. Nevertheless we do not have direct access to such institutional clients' underlying customers or screening systems.
See "Our measures to prevent money laundering, terrorist financing, and sanctions violations may not be completely effective." in "Risk Factors" in Part I Item 7A of this annual report.
During fiscal 2023 our subsidiaries Freedom Bank KZ and Freedom Global provided brokerage services to certain individuals and entities who are subject to sanctions imposed by OFAC, the European Union or the United Kingdom. These transactions did not involve any nexus with the United States, the European Union or the United Kingdom, as applicable. As of March 31, 2023, our customer liabilities relating to these individuals and entities in aggregate were $17.8 million, representing approximately 0.92% of our total customer liabilities as of such date.
For fiscal 2023, the aggregate fee and commission income relating to transactions with these individuals and entities in aggregate was approximately $34 thousands, representing approximately 0.01% of our total fee and commission income for such fiscal year.
Foreign Account Tax Compliance Act
The 2010 Foreign Account Tax Compliance Act ("FATCA") was enacted in the U.S. to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as certain of our non-U.S. subsidiaries, to report to the U.S. Internal Revenue Service ("IRS") information about financial accounts held by U.S. taxpayers or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.

The U.S. has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data-sharing requirements of FATCA. Cyprus, Kazakhstan, Ukraine, Uzbekistan, Turkey, Azerbaijan, and the United Arab Emirates have entered into Model 1 intergovernmental agreements with the U.S. containing provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreements require financial institutions in these countries to identify their customers and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions must regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to these intergovernmental agreements, our subsidiaries in the relevant countries which are financial institutions are required to obtain customer documentation associated with the indicia of the relevant customer's U.S. tax residency status, as well as related account information, and to report it accordingly. A failure by our subsidiaries to comply with FATCA could result in adverse financial and reputational consequences to us as well as the imposition of sanctions or penalties, including responsibility for the taxes on any funds distributed without the proper withholdings having been made.

Protection of Customer Assets

Our business is subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of customers, safeguarding of customer assets and our management of customer funds. Freedom EU is subject to the European Union Markets in Financial Instruments Directive ("MiFID") and/or related regulations and must, when holding funds belonging to customers, make adequate arrangements to safeguard the rights of customers and maintain their records and accounts in a way that ensures their accuracy. As a licensed Kazakhstan broker, Freedom KZ is obliged to maintain segregated accounting of its own and customers' assets. Freedom Global is subject to the AIFC business rules and is required to have systems and controls in place to ensure the proper safeguarding of customer assets which includes conducting proper due diligence of the third parties in which customer assets will be held and confirming that the laws and regulations that govern such third parties are appropriate.
Data Privacy and Cyber Security
As part of our business, we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulations. We are subject to laws and regulations in relation to the privacy of such information in the various jurisdictions where we conduct business or have customers. These include the laws of Kazakhstan, the EU, the UK and the U.S., as well as the rules and regulations of their various state agencies and self-regulatory organizations.
These laws include the data privacy and security frameworks in the European Union and the United Kingdom, each entitled the General Data Protection Regulations, Kazakhstan's Law on Personal Data and Its Protection, Information Technologies and Information Protection, as well as the laws of a number of states of the United States. These laws, rules and regulations require us to maintain high standards for personal data collection, processing, and retention and impose strict standards for reporting data breaches. They also provide for potentially significant penalties for non-compliance. For a discussion of risks related to data privacy and cyber security, see "Risk Factors" in Part I Item 1A in this annual report.
MONETARY POLICY
Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the governments of the jurisdictions in which we operate, including Kazakhstan, the European Union, Kyrgyzstan, Uzbekistan, Ukraine, Azerbaijan, Armenia and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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
Summary of Risk Factors
The following is a summary of the principal risks that could affect our businesses and should be read with the more complete discussion of risks and uncertainties set forth below it.
Risks Related to the Russia-Ukraine Conflict:
•Our business and operations have been materially adversely affected by the ongoing Russia-Ukraine conflict.

•Our business may be materially adversely impacted by negative macroeconomic and geopolitical developments in Russia and in other countries in which we operate or in which our clients are located.
•Sanctions imposed on our founder and our Ukrainian subsidiary by Ukraine could have a material adverse effect on us.
•Non-compliance with U.S., EU, UK, Russian and other sanctions programs could adversely impact our company.
Risks Related to Legal and Regulatory Matters:
•We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or sanctions.
•Financial services firms have been subject to increased regulatory scrutiny increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
•As a U.S. public company listed in Nasdaq we have substantial regulatory reporting obligations.
•We are subject to risks related to anti-corruption laws in effect in the United States and the non-U.S. jurisdictions where we conduct business.
•A failure by our subsidiaries to meet capital adequacy and liquidity requirements could affect our operations and financial condition.
•The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
•Our measures to prevent money laundering, terrorist financing, and sanctions violations may not be completely effective.
•If we violate securities laws, or are involved in litigation in connection with a violation, our reputation and results of operations may be adversely affected.
•We are subject to risks related to potential litigation.
Risks Related to Our Business and Operations:
•Our relatively limited operational history has coincided with sustained market growth which may not be predictive of future operating results.
•We may not be able to manage our growth effectively.
•We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, close or integrate acquisition targets successfully.
•We rely on our relationship with FST Belize for a significant percentage of our revenue, which exposes us to a number of risks.
•Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.
•We could suffer significant losses from credit exposure.
•Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
•We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.
•Reduction in our credit ratings or an increase in our credit spreads could adversely affect our business, liquidity and cost of funding.
•Our investments expose us to a significant risk of capital loss.
•We are dependent upon our relationships with third-party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally.
•We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.
•Our modeling and assumptions used in assessing risks in our insurance business may differ materially from actual results.
•In our insurance business, we may not be able to obtain reinsurance at required levels or prices, or otherwise collect on reinsurance, which could increase our exposure or limit our ability to write new policies.
•We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.
•Extraordinary events beyond our control could negatively impact our business.
•The Covid-19 has impacted and could continue to impact the global economy, global financial markets and our business, financial condition, and results of operations.
Risks Related to Information Technology and Cyber Security:
•Our brokerage, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems.

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
Risks Related to Our Operations in Emerging Markets :
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
•Kazakhstan's economy is vulnerable to internal political and social unrest.
•Economic and political instability in Russia could have an adverse effect on our business.
Taxation Risks Related to Our International Operations:
•Global anti-offshore measures could adversely impact our business.
•Frequent tax law changes in the regions where we conduct operations could affect our business in and the value of our investments.
•Kazakhstan transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.
•Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.
•Changes in regulations related to taxes on stock transfers and other financial transactions could reduce the volume of market transactions and impact our business..
Risks Related to Our Corporate Structure and Internal Operations:
•As a diversified holding company with few operations of its own, FRHC is reliant on the operations of our subsidiaries to fund holding company operations.
•As a "controlled company" under Nasdaq rules, we qualify for exemptions from certain corporate governance requirements that may adversely affect our stock price.
•The interests of our controlling shareholder may conflict with those of other shareholders.
•Civil liability may be difficult or impossible to enforce against us.
•We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
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
Risks Related to the Russia-Ukraine Conflict
Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict.

We have historically had significant operations in Russia. In view of the critical challenges for our business and operations resulting from the ongoing Russia-Ukraine conflict, and the responses of governments and multinational businesses to it, shortly after the onset of the Russia-Ukraine conflict we decided to divest our two Russian subsidiaries. On October 19, 2022, we announced that we had entered into an agreement to divest our Russian subsidiaries, and the divestiture of these subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and was completed on February 27, 2023. Notwithstanding that we have completed the divestiture of our Russian subsidiaries, there can be no assurance that such divestiture will achieve its intended effects. In particular, we expect that the divestiture of our Russian subsidiaries will reduce our exposure to the current challenging geopolitical circumstances and will enable us to accelerate growth in other markets. However, these matters are subject to uncertainty and changes in circumstances. A failure by us to achieve the intended effects of the divestiture of our Russian subsidiaries could have a material adverse effect on our results of operations in future periods. In addition, we continue to provide brokerage services to Russian persons, including a number of former clients of our Russian subsidiaries, through their accounts at non-Russian companies within our group and indirectly through accounts held with our affiliate FST Belize. As a result, we continue to have significant exposure to Russia, which poses continuing challenges for our business and operations. These challenges, including the specific risks outlined below, may materially adversely affect our business, financial condition, results of operations and stock price.

Our business may be materially adversely impacted by negative macroeconomic and geopolitical developments in Russia and in other countries in which we operate or in which our clients are located.

Historically, a large portion of our brokerage business has been attributable to securities trading by individuals and qualifying institutions in Russia, through accounts held at our Russian subsidiaries, through accounts held at our non-Russian subsidiaries and indirectly through accounts held with FST Belize. Although we have divested our Russian subsidiaries, we continue to generate a significant amount of fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries, including indirectly through their accounts at FST Belize.

The Russia-Ukraine conflict and responses to it have materially and adversely impacted the macroeconomic climate in Russia and the surrounding region, resulting in significant currency rate volatility, the imposition of currency controls, capital flight, materially increased interest rates and inflation, and the withdrawal of or reduction of business by a number of Western businesses from the Russian market, any of which may lead to reduced investment confidence and investment spending by affected Russian persons. Should there be a large scale expansion of Russia-related sanctions to make them applicable to private sector financial institutions in Russia or to Russia’s banking system generally, this could negatively affect the Russian economy and investment climate and cause deterioration of the Russian financial markets. In addition, there is a risk that new international sanctions and new countersanctions measures may curtail the ability of our Russian brokerage customers to trade through non-Russian accounts or in non-Russian securities, or our ability to facilitate any trading through our non-Russian subsidiaries or FST Belize. For example, given Kazakhstan's extensive historical business ties with Russia, we are exposed to the risk that secondary sanctions could be imposed on the financial sector in Kazakhstan. If investment spending by Russian persons through non-Russian trading accounts declines for any reason, this could result in a material reduction in our revenues.

The Russia-Ukraine conflict has also had, and may continue to have, adverse effects on our results of operations related to proprietary trading. For example, during fiscal 2023 we sold 7,500,000 shares in the SPB Exchange that we owned and realized a loss from such sale in the amount of $73.4 million. We attribute this loss to a combination of factors, including heightened market uncertainty and increased volatility caused by the Russia-Ukraine conflict and its geopolitical consequences.

Although neither FRHC nor any of its group companies is the subject of any sanctions imposed by the United States, the European Union or the United Kingdom, and we have divested our Russian subsidiaries, sanctions related to Russia could adversely impact our business. For example, we continue to provide brokerage services to a significant number of Russian persons through their non-Russian accounts with us or indirectly through accounts held with FST Belize, and sanctions could restrict our ability to continue to provide brokerage services to such Russian persons. Sanctions could also limit our ability to, or make it difficult for us to, enter into agreements with counterparties, who may refuse to work with us due to our significant Russian customer base.

Should there be an expansion of Russia-related sanctions, this could significantly increase the foregoing risks to our business. The impact of any such expansion would depend on the nature of such sanctions. Examples of additional sanctions measures that could affect our business include:

•expanding the scope of sanctioned activities or transactions;

•designating parties with whom we have or may have significant business relationships as “specially designated nationals” or “blocked” parties, meaning that all dealings with them by the U.S., EU and/or UK persons, or persons from other countries which impose economic sanctions, or involving items or technologies from these jurisdictions would be prohibited;

•expanding sanctions to cover entities that are less than 50% owned or controlled by a sanctioned party; or

•adopting corporate policies that prohibit or restrict business activities with us because we conduct business with Russian persons who are not subject to any sanctions.

Sanctions imposed on our founder and our Ukrainian subsidiary by Ukraine could have a material adverse effect on us.

On October 19, 2022, Timur Turlov, our Ukrainian subsidiary and our two Russian subsidiaries (which Russian subsidiaries have since been divested) were included on the National Security and Defense Council of Ukraine sanctions list, which included more than 2,500 companies and individuals. In connection with these sanctions, the operations of our Ukrainian subsidiary were suspended. We believe that the inclusion of Mr. Turlov and these subsidiaries on the list was due to perceived connections with Russia. While we believe the inclusion of Mr. Turlov and our Ukrainian subsidiary on the list is not justified and we have been actively appealing the decision, there can be no assurance as to when they will be removed from the list, if at all. While our Ukrainian subsidiary is not material in the context of our overall group, the inclusion of Mr. Turlov and our Ukrainian subsidiary on this list could materially adversely affect our relationships with counterparties and regulators in other jurisdictions and as a result could restrict our ability to conduct our business and carry out our business strategy. In addition, because we have a significant number of Ukrainian brokerage customers that are served by our non-Ukrainian subsidiaries, the existing sanctions imposed by Ukraine or any expansion of such sanctions could adversely affect our brokerage business. See "Russia-Ukraine conflict" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.

Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company.

We are committed to compliance with all applicable economic sanctions, including those related to the Russia-Ukraine conflict. U.S. economic sanctions include prohibitions (“primary” sanctions) that are generally administered and enforced by OFAC. With the exception of OFAC’s Iran and Cuba sanctions programs these prohibitions apply to U.S. persons, including companies organized under the laws of the United States and their overseas branches, but do not apply to non-U.S. subsidiaries of U.S. persons. U.S. economic sanctions also include “secondary” sanctions that make certain activities of non-U.S. companies sanctionable under U.S. statutes such as the Countering America’s Adversaries Through Sanctions Act (CAATSA). These sanctions are administered by OFAC and/or the U.S. Department of State. We require all of our group companies to fully comply with all U.S. primary sanctions that are applicable to them and/or to transactions in which they are involved and to refrain from participation in any conduct that is sanctionable under U.S. secondary sanctions.
Because Freedom Holding Corp. is a U.S.-domiciled holding company that operates through its subsidiaries, we are obliged to comply with Ukraine-Russia conflict-related sanctions imposed by the United States, but those sanctions do not apply to the fully independent activities of our non-U.S. subsidiaries where there is no U.S. nexus. If, however, it were determined that Freedom Holding Corp. facilitated activities of its subsidiaries that are prohibited under U.S. sanctions, Freedom Holding Corp. could be subject to civil or criminal penalties under OFAC regulations. In addition, non-U.S. companies that cause U.S. companies to violate OFAC regulations may be subject to enforcement action and thereby the imposition of civil or criminal penalties. This could occur, for example, if one of our non-U.S. subsidiaries were to process a U.S. dollar transaction involving sanctioned securities through the U.S. financial system. The risk of noncompliance may arise in connection with international transactions conducted in U.S. dollars, transfers to or from U.S. bank accounts, or dealings with U.S. broker-dealers.
We maintain omnibus brokerage accounts for several institutional clients, including FST Belize and certain Russian institutions. The order flow from these accounts represents transactions of customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such customers in which they have agreed to comply with sanctions laws, and to grant us access to its customer records for purposes of compliance monitoring upon our request, we do not have direct access to such institutional customers' own customer check systems and as a result we cannot provide assurance that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are not sanctioned persons.
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

Sanctions are subject to rapid change and it is also possible that new direct or indirect secondary sanctions could be imposed by the U.S. or other jurisdictions without warning in relation to the Russia-Ukraine conflict. The extent of current sanctions measures, not all of which are fully aligned across jurisdictions, further increases operational complexity for our business and increases the risk of making errors in managing day-to-day business activities within the rapidly evolving sanctions environment. In addition, certain transactions that may be prohibited by economic sanctions regulations of OFAC if undertaken by us or in the United States may be permissible if undertaken independently by a non-U.S. subsidiary where there is no U.S. nexus.

We are monitoring closely the developing sanctions environment, including Russian countersanctions, and utilizing dedicated corporate governance structures and in-house and outside advisors as and when required to ensure our continued compliance. However, we cannot assure that we can remain in compliance with all sanctions and countersanctions.
During fiscal 2023 our subsidiaries Freedom Bank KZ and Freedom Global provided brokerage services to certain individuals and entities who are subject to sanctions imposed by OFAC, the European Union or the United Kingdom. These transactions did not involve any nexus with the United States, the European Union or the United Kingdom, as applicable. As of March 31, 2023, our customer liabilities relating to these individuals and entities in aggregate were $17.8 million, representing approximately 0.92% of our total customer liabilities as of such date.
For fiscal 2023, the aggregate fee and commission income relating to transactions with these individuals and entities in aggregate was approximately $34,000, representing approximately 0.01% of our total fee and commission income for such fiscal year.
Risks Related to Legal and Regulatory Matters
We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or sanctions.
Our business is subject to extensive government regulation, licensing and oversight in multiple jurisdictions. Laws, regulations and rules or other obligations to which we are subject include but are not limited to those concerning securities brokerage, commercial banking, insurance services, payment services, securities trading, investment banking, granting of credit, deposit taking, margin lending, foreign currency exchange, data protection and privacy, cross-border and domestic money transmission, cyber security, fraud detection, antitrust and competition, consumer protection, U.S. and non-U.S. sanctions regimes, anti-money laundering and counter-terrorist financing. See "Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company." above and "Our measures to prevent money laundering, terrorist financing violations may not be completely effective." below. Our Prime Executions subsidiary is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA.
As we introduce new products and services and expand existing product and service offerings we may become subject to additional regulations, restrictions, licensing requirements and related regulatory oversight.
Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. Many of the requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. New regulations may result in enhanced standards of duty on broker-dealers in their dealings with their clients. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading.
We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. Notwithstanding these measures, it is possible that our employees, contractors, and agents could nevertheless breach such laws and regulations. We may be subject to legal claims from our customers and counterparties, as well as regulatory actions brought against us by the regulators, self-regulatory agencies and supervisory authorities that oversee and regulate the industries in which we operate.
From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include, but are not limited to, the AFSA, the ARDFM, CySEC and the SEC. We have received various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against us that may result in censure, fine, civil or criminal penalties. For example, on November 25, 2022, our subsidiary Freedom Global, incorporated in the AIFC, entered into a settlement agreement with the AFSA which was the result of an on-site inspection by the AFSA of Freedom Global conducted between October and December 2021. Following such inspection, the AFSA communicated to Freedom Global a number of substantial findings and regulatory concerns related to matters of prudential, conduct-of-business, anti-money laundering and combatting financing of terrorism. In connection with the settlement agreement, Freedom Global was required to pay monetary penalties and carry out a remediation plan. In addition, on February 13, 2023, following an elective audit of Freedom Bank KZ commenced by the ARDFM in June 2022, the ARDFM issued an order providing that Freedom Bank KZ violated a number of banking laws and regulations. In connection with such order, Freedom Bank KZ was required to carry out a remediation plan. We could also experience negative publicity and reputational damage as a result of future lawsuits, claims or regulatory actions. Any of the foregoing could, individually or in the aggregate, adversely affect our business, results of operations, financial condition and cash flows.

Financial services firms have been subject to increased regulatory scrutiny increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA in the United States, U.S. state regulators and regulators in non-U.S. jurisdictions. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. Increasingly, regulators have instituted a practice of "regulation by enforcement" where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
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
Failure to comply with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") or the Dodd-Frank Wall Street Reform and Consumer Protection Act could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities, and related penalties, fines and litigation.
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
We operate through subsidiaries in Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Azerbaijan, Armenia, the EU, the UAE, the U.S., Germany, and Cyprus including representative offices of our Cyprus broker in Greece, France and Spain. Enforcement officials generally interpret anti-corruption laws to prohibit, among other things, improper payments to government officials such as those of the ARDFM, CySEC, FINRA, the Federal Financial Supervisory Authority of Germany ("BaFIN") the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan and the National Commission on Securities and Stock Market of Ukraine, which are the principal regulatory bodies that control and monitor our operations in the respective countries in which we operate. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause us or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused us or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could result in a material adverse effect on our business, financial condition, result of operations and cash flows.
A failure by our subsidiaries to meet capital adequacy and liquidity requirements could affect our operations and financial condition.
As a condition to maintaining our licenses to conduct brokerage and banking activities, some of our subsidiaries must meet ongoing capital and liquidity standards, which are subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect the licenses of our subsidiaries, as well as our business, financial condition, results of operations, and cash flows.
The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
The countries in which we operate have differing, and sometimes conflicting, regulatory regimes governing the delivery of financial services in each country, the transfer of funds to and from such countries, and other aspects of the broker-dealer, finance, investment, banking, and insurance industries. In some jurisdictions where we operate, these provisions were promulgated during changing political circumstances, are continuing to change and may be relatively untested, particularly insofar as they apply to foreign investments by residents of various countries.
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
Our revenue and profitability could be affected by changes to rules and regulations that impact the business and financial sectors generally, including changes to the laws governing foreign ownership, electronic commerce, customer privacy and security of customer data. In addition, changes to laws, rules and regulations or changes in the enforcement of existing laws, rules or regulations, could:
•limit the lines of business we conduct;
•require us to reduce our ownership stake in a subsidiary;
•compel us to terminate certain lines of business in affected jurisdictions;
•require us to reduce our investment position in a particular instrument;
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
Our measures to prevent money laundering and terrorist financing violations may not be completely effective.
Notwithstanding the anti-money-laundering (“AML”) regulations that are in place in Kazakhstan, the EU, the U.S. and other jurisdictions in which we operate, we are subject to the risk that our subsidiaries that are financial institutions could be used as vehicles for money laundering.

Minimum standards and duties according to the anti-money laundering legislation in Kazakhstan, Cyprus, the EU, the U.S. and other jurisdictions where we operate include customer identification, analysis of the customer's economic profile, record keeping, suspicious activity reporting, employee training, an audit function and designation of a compliance officer. Suspicious transactions must be reported on a daily basis to the relevant authorities. We comply with applicable anti-money-laundering and anti-terrorist-financing laws and regulations. Our anti-money-laundering measures are based on relevant legislation. For example, Kazakhstan is a member of the Eurasian Group (an Associate Member of the FATF) and has enacted laws and regulations to combat money laundering, terrorist financing and other financial crimes. We have procedures and documents aimed at preventing money laundering and financing of terrorist activities, including a general anti-money-laundering policy, employee training, the designation of a compliance officer, internal control procedures that include a refusal policy whereby we may refuse to conduct business with suspicious entities or individuals and rules on counteracting money laundering and financing of individuals and legal entities engaged in terrorist activities. In the case of suspicious transactions, internal suspicion reports (ISRs) are submitted to the local compliance departments for initial internal investigation. In the case of confirmed suspicious transactions, such transactions are reported immediately to the relevant local financial intelligence unit (FIU).

Due to our omnibus brokerage arrangement with FST Belize, penalties and other enforcement actions could be brought against us under relevant AML/CTF laws due to breaches by FST Belize of those laws and regulation and similar laws despite the fact that we have no direct control over the activities or policies of FST Belize. Our subsidiary Freedom EU has a Cross Border Correspondent Relationship Agreement with FST Belize wherein FST Belize has agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and to grant us access to its customer records for purposes of compliance monitoring upon our request. We do not have direct access to FST Belize's customer check systems. In accordance with the Cross-Border Correspondent Relationship Agreement, Freedom EU conducts random checks on a regular basis of trades received from FST Belize whereby it is able to obtain information on, and conduct customer checks on, the beneficial owners who are the beneficiaries of the relevant trades. FST Belize utilizes a third party provider platform to onboard and confirm liveness, facematch and AML/sanctions screening on an ongoing basis.

In addition, we maintain omnibus brokerage accounts for certain other institutional brokerage clients, including certain Russian institutions. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such institutional clients in which they have agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and we tested their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring, we do not have direct access to such institutional clients' underlying customers or screening systems and as a result we cannot provide assurance that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are conducting trades in compliance with applicable AML/CTF laws.

We believe that we fully comply with the reporting requirements under applicable legislation related to money laundering or terrorist financing. However, there can be no assurance that third parties will not attempt to use us as a conduit for money laundering or terrorist financing without our knowledge, nor that the measures described above will be completely effective. Any technical or other breaches of the anti-money laundering laws and regulations by us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we violate securities laws, or are involved in litigation in connection with a violation, our reputation and results of operations may be adversely affected.

Many aspects of our business involve substantial risks of liability. In our underwriting business, we are exposed to substantial liability under U.S. federal, state and non-U.S. securities laws, other U.S. federal and state and non-U.S. laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.
We are subject to risks related to potential litigation.
We may be subject to legal claims from our customers and counterparties, employment-related claims and other claims. We could experience negative publicity and reputational damage as a result of lawsuits or claims, in addition to potential significant costs incurred to defend ourselves or settle claims and judgments. Any of the foregoing could have a material adverse impact on our business, financial condition results of operations and cash flows.
Risk Related to our Business and Operations
Our relatively limited operational history has coincided with sustained market growth which may not be predictive of future operating results.
Our legacy brokerage operations were merged into our holding company, which is a Nevada-incorporated company, in several stages between November 2015 and 2017, and we have grown rapidly over the last several years. For example, our total revenue, net (after presenting our Russian subsidiaries as discontinued operations) was $114.5 million for fiscal year ended March 31, 2020, $346.9 million for the fiscal year ended March 31, 2021, $689.8 million for the fiscal year ended March 31, 2022 and $795.7 million for the fiscal year ended March 31, 2023. Although this growth has been sustained over several years, our operational life has been relatively limited compared to longer term market and macroeconomic cycles. Our operating history has coincided with a period of general growth in the U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. As such, our recent growth should not be considered indicative of our future performance. Further, as a result of the limited operating history of the Company in its current form, and our rapid growth during sustained favorable market and economic conditions, we have limited financial data that can be used to evaluate our future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks.
We may not be able to manage our growth effectively.
We have experienced recent rapid growth in our business over a short period. Our number of total brokerage customer accounts increased from approximately 170,000 as of March 31, 2021 to approximately 370,000 as of March 31, 2023. Our total number of employees increased from 2,546 employees as of March 31, 2021 to 3,689 employees as of March 31, 2023. Our total assets increased by 119% to $5.1 billion as of March 31, 2023 from $2.3 billion as of March 31, 2021. In addition, we have made a number of recent significant acquisitions, including the acquisitions of Freedom Bank KZ and PrimeEx in December 2020, and Freedom Life and Freedom Insurance in May 2022. In February 2023, we signed an agreement to acquire Maxim Group LLC and its registered investment advisory affiliate Maxim Financial Advisors LLC (together "Maxim Group"). Completion of the Maxim Group transaction is subject to certain conditions and the receipt of required regulatory approvals. We also expect to make other significant acquisitions in the future.

There is no guarantee that we will be able to achieve a positive return on the investment we make in the general expansion of our business. Moreover, our overall growth has required and will continue to require significant allocation of capital and management resources, further development of our financial, internal controls and information technology systems, continued upgrading and streamlining of our risk management systems and additional training and recruitment of management and other key personnel. At the same time, we must maintain a consistent level of client services and current operations to avoid loss of business or damage to our reputation. If we fail to adequately manage growth, such failure may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, complete or integrate acquisition targets successfully.

Acquisitions have been, and continue to be, a significant component of our growth strategy. However, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically, that businesses acquired will perform in accordance with our expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. For example, we have reached a definitive agreement to acquire Maxim Group for a combination of cash and common stock. Including deferred payments and retention bonuses, the total consideration for the acquisition will be approximately $400 million. The combined entity will provide a broad suite of product offerings to meet the needs of our diverse global client base. Completion of the transaction is subject to certain conditions and the receipt of required regulatory approvals and there can be no assurance that such conditions will be satisfied or regulatory approvals obtained.

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
We rely on our relationship with FST Belize for a significant percentage of our revenue, which exposes us to a number of risks.
Timur Turlov established FST Belize in July 2014. FST Belize was established to provide investors in Russia and Kazakhstan with easier access to the U.S. securities markets than a Russian or Kazakhstan company could provide, due to applicable regulations in Russia and Kazakhstan at the time, which imposed restrictions on foreign currency accounts, required mandatory securities custody in-country, and limited access to foreign securities, unless listed on local exchanges. When our legacy brokerage operations were merged into the Company beginning in November 2015, FST Belize remained outside of the Company's group. We have conducted, and continue to conduct, a significant amount of business with FST Belize through its omnibus accounts with our Freedom EU subsidiary and though omnibus accounts that Freedom EU holds with FST Belize. In fiscal 2023, approximately 61% of our fee and commission income was derived from transactions with FST Belize. The majority of the order flow from FST Belize to Freedom EU represents transactions of customers of FST Belize, which are executed by FST Belize through its omnibus accounts with Freedom EU.

The significant amount of business we conduct with FST Belize subjects us to certain risks. In particular, related party transactions are generally regarded as increasing the risk of misstatements or omissions in financial reporting, the risk of transactions being done on other than arm’s length terms due to the close ties between the parties involved and the risk of regulatory non-compliance. In particular, this arrangement subjects us to the risk of penalties and other enforcement actions under relevant AML/CTF laws that could result from breaches by FST Belize of those laws and regulations, economic sanctions and similar laws despite the fact that we have no direct control over the activities or policies of FST Belize. We estimate that, as of March 31, 2023, approximately 40% of the brokerage customers of FST Belize were Russian persons. See "Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company." and "Our measures to prevent money laundering, terrorist financing violations may not be completely effective." above. In addition, the large extent of our related party transactions with FST Belize could have an adverse our relationships with applicable regulators.

While we intend to reduce the amount of transactions conducted under our omnibus brokerage arrangement with FST Belize over time and to ultimately eliminate such arrangement, and our fee and commission income from transactions with FST Belize has decreased in each of the past four financial quarters including the quarter ended March 31, 2023, there can be no assurance as to the extent or timing of our reducing or eliminating such transactions going forward. A failure by us to reduce the level of our related party transactions with FST Belize could have an adverse effect on our business, financial condition, results of operations, prospects and cash flows.
Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.
We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. If we fail to compete effectively with other retail brokerage and financial services firms, or potential new entrants to the market, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We could suffer significant losses from credit exposure.
We are exposed to credit risk, primarily from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending. We extend margin loans to our customers. As of March 31, 2023, we had margin lending receivables in the amount of $376.3 million. When we purchase securities on margin, enter into securities repurchase agreements or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers' accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is potentially unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below established margin requirements.
In addition, we have exposure to credit risk from our digital mortgage program in Kazakhstan. Although we take part in a government mortgage program whereby the Kazakhstan government funds the amount of approved mortgages, we service the mortgages and remain liable for mortgage in the event of default, but we are protected by our security interest in the real property. As such, significant mortgage defaults in Kazakhstan could adversely affect our banking operations and the ultimate success of our digital mortgage product.
We also have exposure to credit risk associated with our proprietary investments. We rely on the use of credit arrangements as a significant component of our trading strategy. Our investments are subject to price fluctuations as a result of changes in the financial markets' assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired ("OTTI"). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize an unrealized loss at that time.
While we have policies and procedures designed to manage credit risk, the policies and procedures may not be fully effective to protect us against the risk of loss.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including an over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation and major disasters. We fund ourselves principally by issuing long-term debt instruments, from deposits at our bank subsidiary, by issuing hybrid financial instruments and from cash flow from operations.
The proportion of our funding represented by customer deposits has been increasing, and we intend to for this proportion to continue to increase going forward as part of our funding strategy. We obtain deposits directly from retail and commercial customers and through brokerage firms that offer our deposit products to their customers. However, customer deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally, any of which could result in a significant outflow of deposits within a short period of time. To the extent there is heightened competition among Kazakhstan banks for retail customer deposits, this competition may increase the cost of procuring new deposits and/or retaining existing deposits, and otherwise negatively affect our ability to grow our deposit base. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our ability to satisfy our liquidity needs.
Maintaining a diverse and appropriate funding strategy for our assets consistent with our wider strategic risk appetite and plan remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, there is a risk that corporate and financial institution counterparties may seek to reduce their credit exposures to banks and other financial institutions, which may cause funding from these sources to no longer be available. Under these circumstances, we may need to seek funds from alternative sources, potentially at higher costs than has previously been the case, or may be required to consider disposals of other assets not previously identified for disposal, in order to reduce our funding commitments. Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, either of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.
To satisfy or refinance existing obligations, support the development of our business, adapt to changing business conditions or carry out our growth strategy through acquisitions, we may require additional cash resources. If our existing resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain other borrowings, and we cannot be certain that such additional financing would be available on terms acceptable to us or at all. The sale of additional equity securities could result in dilution to our stockholders, and additional indebtedness would result in increased debt service costs and obligations and could impose operating and financial covenants that would further restrict our operations.
Reductions in our credit ratings or an increase in our credit spreads could adversely affect our business, liquidity and cost of funding.
As a result of the Russia-Ukraine conflict, the long-term issuer credit ratings issued by Standard & Poor's of each of Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU were lowered from "B" (stable outlook) to "B-" (with negative implications). Sanctions-related risks for FRHC eased somewhat following the completion of the divestiture of our Russian subsidiaries. As a result, as of March 2023, the long-term issuer credit ratings issued by Standard & Poor's of each of Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU were upgraded from "B-" to "B" with Stable outlook. The long-term credit ratings of FRHC were affirmed at level "B-". Continuing aggression by Russia and related global unrest could result in further ratings downgrades. Freedom Life has an S&P Global Rating of "BB-"on the international scale and long-term rating on the national scale of "kzA-" with a Stable outlook. Freedom Insurance has been assigned "B+" rating by S&P Global Ratings and "kzBBB" national scale rating with Stable outlook.
Reductions in our credit ratings may adversely affect both our ability to obtain long-term funding and our credit spreads and resulting cost of such funding. Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. In addition, decreases in the credit rating of Freedom KZ, or FRHC as its owner, may affect Freedom KZ's brokerage license and impose certain requirements on FRHC as its owner with respect to Freedom KZ's investment portfolio management capacity. Decreases in the credit rating of Freedom Bank KZ may also impose certain requirements on FRHC as its owner with regard to its regulatory status as a bank holding company in Kazakhstan.
Our investments expose us to a significant risk of capital loss.

We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. As of March 31, 2023, our assets included $2.4 billion of trading securities, approximately 52.6% of which consisted of corporate debt securities and approximately 42.7% of which consisted of non-U.S. sovereign debt securities. We have relied on leverage, including by entering into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions, to increase the size of our proprietary securities portfolio. As a result, we may face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. As a result, we may suffer losses from our investment activities. Our proprietary portfolio is concentrated in the sovereign debt instruments of a few non-U.S. countries and debt and equities of a number of companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face the risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.
Substantially all of our investing and market-making positions are marked-to-market on a daily basis, and declines in asset values directly and immediately impact our earnings. Although we may take measures to manage market risk, such as employing position limits, hedging and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. We cannot give assurance that our investing and market-making strategies will be effective in all situations or that those activities will always be profitable. For example, an increase in interest rates, a general decline in debt or equity markets, an inability to properly and cost effectively hedge, economic slowdowns, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to entities or investments of the type in which we invest or for which we make markets, or other world events, such as wars, including the Russia-Ukraine conflict, natural disasters or the outbreak of a pandemic such as Covid-19, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on our investments.
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
As part of our investment activities, both as an intermediary between borrowers and lenders and on a proprietary basis, we raise funds through repurchase transactions on the KASE. Our short-term financing is primarily obtained through securities repurchase arrangements. As of March 31, 2023, $1.5 billion, or 63%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
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
Our modeling and assumptions used in assessing risks in our insurance business may differ materially from actual results.
We use modeling and forecasts to estimate exposures, loss trends and other risks, and to assist us in decision-making related to underwriting, pricing, capital allocation, and other issues associated with our insurance businesses. Our models and forecasts are subject to various unverifiable assumptions, uncertainties, model design errors, complexities and inherent limitations, including those arising from the use of historical internal, industry, and unverified, third-party-provided data and assumptions. If, based upon these models, forecasts or other factors, we misprice our products or fail to correctly estimate the associated risks, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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

In our insurance business, we may not be able to obtain reinsurance at required levels or prices, or otherwise collect on reinsurance, which could increase our exposure or limit our ability to write new policies.

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

We depend on the efforts, skills, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. These individuals have made significant contributions to our success and we believe our success moving forward depends, to a significant extent, on the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available to us for any reason, we may not be able to replace them with comparable capable personnel. Due to Mr. Turlov's importance to our company, we would be materially adversely affected if Mr. Turlov ceased to actively participate in the management of our business or left the company entirely. We do not hold “key man” life insurance on Mr. Turlov or any of our other officers or directors.

In addition to the importance of Mr. Turlov and other executive management in our continued growth and success, we are dependent, in part, on our continued ability to hire, adequately train and retain skilled employees. The pool of experienced and qualified employee candidates is limited in some of the geographical areas where we conduct business, and competition for skilled employees can be significant. Additionally, we rely on experienced managerial, marketing and support personnel to effectively manage and operate our business. If we do not succeed in engaging and retaining skilled employees and other personnel or if we experience a loss of such personnel, we may be unable to meet our objectives and, as a result, our business may suffer.

Extraordinary events beyond our control could negatively impact our business.
Our business and operations could be seriously disrupted and our reputation could be harmed, by events or contributing factors that are wholly or partially beyond our control. The occurrence of such extraordinary events, including the emergence of pandemics or other widespread health emergency (or concerns over the possibility of such an emergency); persistent or recurring endemics; political discord and civil unrest; terrorist attacks; cyber attacks; war and armed conflict (including but not limited to the Russia-Ukraine conflict); extreme weather events or other natural disasters; failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data; power, telecommunications or internet outages; or shutdowns of mass transit, could create, and in the cases of Covid-19, civil unrest in Kazakhstan in January 2022, and the Russia-Ukraine conflict, have created, and may continue to create, economic, governmental and financial disruptions, and could lead to operational difficulties (including shutdowns of our offices, quarantine, shelter in place and travel limitations) that could impair our ability to operate our business.
The Covid-19 has pandemic impacted and could continue to impact the global economy, global financial markets and our business, financial condition, and results of operations.

The Covid-19 has created financial disruption and impacted the economies of every country in which we operate. Although financial markets have rebounded from the significant declines experienced during the early stages of the Covid-19 outbreak, signs of underlying economic weakness persist, including elevated levels of market volatility, high unemployment, lack of consumer confidence, depressed levels of business activity in certain sectors, and increased cyber security, information security and operational risks resulting from expansion of remote work. While the health and safety measures initially implemented to address the spread of the disease impacted our business, we are now operating without Covid-19 related restrictions.
We believe that the interventions from banks and governments in response to the Covid-19 and the increase in the amount of time people spent at home during the pandemic led to an increase in the opening of investment accounts and investing in securities worldwide. The increased levels of customer activity combined with greater market volatility led to significant growth in our customer accounts, trading volume, fee and commission income, gains in our proprietary trading and net income during the fiscal year ended March 31, 2022 and 2021. During the fiscal year ended March 31, 2023, our operations remained largely unaffected by Covid-19, resulting in no significant impact on our financial performance. Given the geopolitical and other impacts of the Russia-Ukraine conflict, we cannot discern the recent effects of the relative return to pre-Covid-19 operations on our to the customer account growth, trading volume, commission and fee income and net income.
If Covid-19 or another highly infectious or contagious disease continues to spread, if the response to contain it is unsuccessful, or if there are adverse changes in political conditions or social unrest as a result of the response, we may experience adverse effects on our business, financial condition, liquidity, results of operations and cash flows.
Risks Related to Information Technology and Cyber Security
Our brokerage, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems.
Our brokerage, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. These communications and transactions are accomplished primarily through electronic information technology systems ("IT") that are comprised of a wide array of computer systems, software, server and network hardware, internet connectivity and underlying infrastructure that enable them to function. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly, become disabled, or otherwise become unavailable, as a result of events that are wholly or partially beyond our control.
Events causing failures of our systems may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including, but not limited to, the outbreak of a pandemic such as Covid-19, social unrest such as occurred in Kazakhstan in January 2022, or armed conflict such as the Russia-Ukraine conflict. For example, during the transition to the new calendar year 2023, Freedom Bank KZ experienced a technical failure in processing transactions on its MultiInvest cards, as a result of which it incurred losses of approximately $3 million. After the error was identified, measures were taken to rectify the issue and provide for timely synchronization of the balances going forward.

If any of these systems do not operate properly or are disabled or otherwise unavailable, or if there are other shortcomings or failures in our internal processes, personnel, or systems related to the electronic communications and functionality our operations depend on, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to customers, regulatory intervention, or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations.
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
Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. In particular, our ability to operate our business, and specifically our electronic trading platform, Tradernet, depends on our ability to protect the computer systems, networks and databases that we operate and use from unauthorized intrusions of third parties, including cyber attacks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, and other evolving cyber security threats.

The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with whom we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with whom we conduct business. In addition, new and expanding data privacy laws and regulations (such as the GDPR, as discussed above in this Item 1A under "We operate in highly regulated industries") are, or soon will be, in effect in many of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and compliance failures could result in significant fines, penalties and liability.

We have previously experienced cyber security incidents which breached our information systems, but these were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. There is an increased likelihood that escalation of tensions from the Russia-Ukraine conflict could result in cyber attacks that could either directly or indirectly impact our operations. Although our subsidiaries have implemented cyber security strategies for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers' and employees' data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by attacks or malware and this degrades our services, our products and services may be perceived as being vulnerable to cyber risk and the integrity of our data protection systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we might incur reputational damage, litigation exposure, regulatory fines, penalties, reimbursement or other compensatory costs.
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
In addition, as we operate in emerging markets which may have an increased threat of terrorism, military conflict, social unrest or governmental interference with infrastructure, which could result in property damage, business interruption and damage to our brand or reputation. The local authorities may order our subsidiaries to temporarily shut down their entire networks or part or all of our networks may be shut down due to actions relating to military conflicts, social unrest or a nationwide strike. For example, during the social unrest in Kazakhstan that occurred in January 2022, the Kazakhstan government temporarily shut down access to the internet in the country, which resulted in severance of internal communications within our Kazakhstan subsidiaries.
Because we have employees in a number of locations in Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Germany, Spain, Greece, France, the UAE, the UK, the U.S. and Cyprus, all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
In addition, the computers and data centers that process our trades and payments are located in the same locale. If a catastrophic event were to occur at such a locale it may result in permanent data loss. More generally, substantial property and equipment loss, and disruption in operations as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts could adversely impact our reputation and other aspects of our business.
Failure of third-party systems and operations on which we rely could adversely affect our business.
We rely on certain third-party computer systems or third-party service providers, including clearing systems, other broker-dealers, exchange systems, banking systems, internet service, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In particular, funds invested by our customers in securities of U.S. companies are transmitted by us to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with these U.S. registered securities broker-dealer and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, results of operations, financial condition and cash flows. See "We are dependent upon our relationships with third party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally." above.
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
In connection with the Russia-Ukraine conflict, the Russian authorities have placed increased restrictions on access to the internet, including limiting global internet connections for Russian users, restricting access to certain internet sites and imposing regulations governing various information technology service providers. These restrictions increase the risks that we will not be able to adequately or timely communicate with customers who are Russian person in order to provide our services, and could result in the loss of such business.
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
For example, in Kazakhstan we have developed an online-based platform that integrates Kazakhstan government databases with our services, making our service offerings faster and more convenient than services without such integration. We do not control the relevant government databases and cannot guarantee that we will always have access to such databases or proper functionality with such databases. For us to expand this type of integrated product outside of Kazakhstan, we would be reliant on similar databases being available and able to integrate with our systems in the jurisdictions to which we expand, the availability of which will likely vary greatly among jurisdictions.
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
Risks Related to Our Operations in Emerging Markets
Emerging markets, such as many of the markets in which we operate, are subject to greater risks than more mature markets, including significant political, economic and legal risks.
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
•procuring adequate insurance; and
•political or social unrest, including domestic protests such as occurred in Kazakhstan in January 2022 and international conflicts, such as the Russia-Ukraine conflict.
Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Investors should also note that emerging economies such as Kazakhstan are subject to rapid change and that the information set out herein may become outdated relatively quickly. Moreover, financial, political or social turmoil in any emerging market country can disrupt the local securities markets.
We are exposed to foreign currency fluctuation risks.
Because our business is conducted in multiple countries, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include the Kazakhstan tenge, the euro, the Ukrainian hryvnia, the Uzbekistan som, the Kyrgyzstan som, the Azerbaijan manat, the Armenian dram, the British pound sterling and the United Arab Emirates dirham. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.
Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. For example, the countrywide unrest in Kazakhstan in January 2022 and again following the onset of the Russia-Ukraine conflict the government of Kazakhstan imposed rules that included strict restrictions on currency operations between residents and non-residents. Such rules may be imposed when the applicable regulator believes there exists a serious threat to the stability of payment balances, the foreign currency market or economic security and can have a significant impact on currency rate fluctuation.

In February and March 2022, the Kazakhstan tenge and Russian ruble depreciated significantly against major foreign currencies amid the geopolitical situation related to Russia-Ukraine conflict. However, Kazakhstan and Russia have since been able to strengthen the tenge and Russian ruble, respectively, with capital controls and higher interest rates, bringing them closer to pre-conflict levels. These fluctuations in our operating currencies resulted in losses on foreign exchange operations during the fourth quarter of our 2022 fiscal year and subsequent improvement in the first quarter of 2023 fiscal year as those currencies recovered. We cannot assure you that such currency exchange rate fluctuations will not adversely impact our operating results, cash flows and financial condition in the future. While we may employ strategies to hedge against currency fluctuations, the use of such strategies can also result in the loss of potential benefits that might result from favorable exchange rate fluctuations.
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
To reduce the negative impact of sanctions and other actions related to the Russia-Ukraine conflict on the Kazakhstan economy, the NBK raised the base rate from 10.25% to 16.75% per annum. The base rate was increased to produce a rise in deposit rates to levels needed to compensate for increased depreciation and inflation risks. This was needed to support financial and price stability and protect the savings of Kazakhstan citizens from depreciation. Russia similarly raised interest rates during this period. The rate increases contributed to a significant net loss on our trading securities, largely due to the revaluation of our bond positions. Further interest rate hikes in the future could have similar negative effects.

The economies of Kazakhstan and other countries in which we operate are vulnerable to external shocks and fluctuations in the global economy.
Shocks and fluctuations to the global economy may adversely impact Kazakhstan and the other countries in which we operate. For example, a substantial amount of our operations are conducted in Kazakhstan. We estimate that, for fiscal 2023, approximately 68% of our total revenue and approximately 79% of our total net income was attributable to our operations in Kazakhstan, and as of March 31, 2023, approximately 84% of our total assets were attributable to our operations in Kazakhstan. Kazakhstan's economy and finances have been adversely affected by global financial developments and political changes. Real GDP growth decreased from 4.2% in 2014 to 1.2% in 2015 and 1.1% in 2016 before increasing to 4.1% in 2017, 4.1% in 2018, and 4.5% in 2019. GDP then contracted by 2.5% in 2020 due to the direct and indirect impact of the Covid-19 pandemic, including the sharp decline in oil prices following the outbreak of the pandemic. In 2021, GDR growth was 4.3%. In 2022, GDP growth decreased to 3.2% in part due to the decreased oil production and supply-chain disruptions caused by the Russia-Ukraine conflict, The decrease in the GDP growth rate from 2014 to 2016 was principally attributable to a decrease in global demand for oil and gas and the resulting decrease in oil production and a fall in oil prices. While in recent years Kazakhstan has sought to diversify its economy and, in particular, to increase exports of manufacturing products, Kazakhstan continues to remain heavily reliant on the oil and gas industry and on hydrocarbon exports.
Changes in both the global and domestic environment have resulted in, among other things, lower liquidity levels across the banking sector, tighter credit conditions for Kazakhstan companies generally and fluctuating global demand for, and instability in, the price of crude oil and other commodities and downward pressure on the tenge. For example, the tenge depreciated significantly relative to the U.S. dollar in 2018 mainly due to significant deterioration of external factors, such as depreciation of the Russian ruble and the decrease in crude oil prices (starting from October 2018) due to increased oil reserves and oil production by principal exporters. The tenge depreciated relative to the U.S. dollar by 10.4% in 2020 primarily due to a sharp fall in oil prices caused by the Covid-19 pandemic. As a result of the onset of the Russia-Ukraine conflict, the tenge depreciated by 8.0% relative to the U.S. dollar during the quarter ended March 31, 2022. However, during fiscal 2023 the value of the tenge largely stabilized and appreciated by 3.1% against the U.S. dollar.
Kazakhstan and other countries remain vulnerable to external shocks and the economic performance of their trading partners. A significant decline in economic growth in the EU or in any of a country's other major trading partners, including Russia (whether or not resulting from international sanctions), could have a material adverse effect on such country's balance of trade and adversely affect its economic growth.
Weaknesses in the global economy, or a future external economic crisis, may have a negative effect on economies or investors' confidence in the markets where we operate. Such developments could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Kazakhstan's economy is vulnerable to internal political and social unrest.
The countrywide unrest in Kazakhstan that occurred in January 2022 resulted in major interruptions to Kazakhstan's financial market. As a result of shutdowns (or restrictions on access to) the internet and the state of emergency declared by the president of Kazakhstan, our Kazakhstan subsidiaries, along with other financial institutions in Kazakhstan, were unable to conduct operations or operated with limited functionality during the unrest. We are currently exploring the possibility of obtaining alternative ways to access the internet in the case of such emergency situations and to eliminate or mitigate the consequences of losing access to the internet. This event also resulted in significant changes to the Kazakhstan government and reshuffling of government officials, which could in turn result in future impacts to the financial markets in Kazakhstan, including possible amendments to legislation that may limit or make it more difficult or expensive to conduct our operations or make our services less attractive to our customers.
Economic and political instability in Russia could have an adverse effect on our business.
Although we have completed the divestiture of our Russian subsidiaries, we continue to do business with Russian persons, both directly and indirectly through our transactions with FST Belize. As a result, our business and results of operations may be significantly impacted by economic and political conditions in Russia. Over the last two decades, the Russian economy has experienced and may continue to experience at various times:
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
Beyond the risks associated with these economic conditions and the Russia-Ukraine conflict risks discussed in "Risks Related to the Russia-Ukraine Conflict" and elsewhere in this Item 1A, other notable risks related to the Russian political regime and our doing business with Russian persons include the risks of implementation of government policies targeted at specific individuals or companies, laws restricting foreign investment, Russian anti-money laundering legislation adversely impacting our transaction volumes and mandatory U.S. and EU sanctions screening being inhibited by Russian data privacy laws and constraints.
Taxation Risks Related to Our International Operations
Global anti-offshore measures could adversely impact our business.
In 2013, the Organization for Economic Co-operation and Development ("OECD") and G20 countries accepted that existing international tax rules create opportunities for base erosion and profit shifting. Pursuing solutions to this problem, the OECD and G20 countries adopted a 15-point Action Plan to Base Erosion and Profit Shifting ("BEPS"). The BEPS package of measures represents a substantial revision of international tax rules. In light of the new measures, it is expected that profits will be reported where the economic activities that generate them are carried out and where value is created.
The Convention on Mutual Administrative Assistance in Tax Matters developed by the Council of Europe and the OECD in 1988 and amended by Protocol in 2010 has now been signed by 141 jurisdictions (including Kazakhstan, Cyprus and Russia). This convention requires competent authorities of jurisdictions-signatories to participate in the exchange of information that is foreseeably relevant for the administration or enforcement of their domestic laws concerning taxes. In 2016 Russia (and in 2018 Kazakhstan) joined the Standard for Automatic Exchange of Financial Account Information (Common Reporting Standard) (the "CRS"). The CRS calls on jurisdictions to obtain information from their financial institutions and automatically exchange that information with other jurisdictions on an annual basis.
The foregoing developments regarding global information exchange could complicate our tax planning as well as related business decisions and could possibly expose us to significant fines and penalties and to enforcement measures, despite our best efforts at compliance, and could result in a greater than expected tax burden.
On November 24, 2016, the OECD published the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (the "MLI") which introduces new provisions to existing double tax treaties limiting the use of tax benefits provided thereby. As a minimum standard, the MLI implements a principal purposes test, under which treaty benefits are disallowed if one of the principal purposes of the transaction or the structure was to obtain a tax benefit. The MLI was ratified by Cyprus on January 22, 2020 and by Kazakhstan on February 20, 2020. Application of the MLI could potentially limit tax benefits granted under the double tax treaties of Cyprus and Kazakhstan.
Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.
We are subject to a broad range of taxes and other compulsory payments, including, but not limited to, income tax VAT and social contributions. Tax laws have been in force for a short period relative to tax laws in more developed market economies, and the implementation of these tax laws is still unclear or inconsistent. The tax laws and regulations in our regions outside the U.S. are subject to frequent changes, varying and contradicting interpretations, and inconsistent and selective enforcement.

The Transfer Pricing Law of the Republic of Kazakhstan, dated July 5, 2008, provides for three-level transfer pricing documentation, including a country-by-country report (CbCR). Under the mandatory filing requirements or CbCR in Kazakhstan, if we reach the reporting threshold established for the group's consolidated revenue (e.g. EUR 750 million) we may be required to submit relevant CbCR reports. It continues to be unclear how the above measures will be applied by the tax authorities and courts. Notably, there is uncertainty about the types of income that should be included in the group’s consolidated revenue for CbCR purposes. Similar requirements are imposed by other jurisdictions in which we do business, including but not limited to Cyprus, Ukraine, and Uzbekistan.
Kazakhstan transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.
Under Kazakhstan transfer pricing legislation, the burden of proving market prices, as well as keeping specific documentation, lies with the taxpayers. In certain circumstances, the local tax authorities may apply the transfer pricing rules and methods in cases where the rules are formally not applicable, claiming additional tax charges calculated using the transfer rules but based on other tax concepts (e.g., anti-avoidance rules, lack of economic justification of expenses, etc.). Our subsidiaries in Kazakhstan could become subject to transfer pricing tax audits by the Kazakhstan tax authorities in the foreseeable future. As a result of such audits, the tax authorities could challenge the level of prices applied by us under "controlled" transactions (including certain intercompany transactions) or challenge the methods used to prove prices applied by us, and as a result we may accrue additional tax liabilities. If additional taxes are assessed with respect to these matters, they could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.
Kazakhstan's tax regime is subject to ongoing changes, resulting in uncertainties in the interpretation and application of its tax laws. For example, the Kazakhstan government has taken steps to promote investment in its financial markets, including providing a preferential tax regime within the AIFC established by the Constitutional Law of the Republic of Kazakhstan dated December 7, 2015 "On the Astana International Financial Center" (the "AIFC Framework Law"). Among other tax benefits, there is an exemption from corporate income tax on commission income earned by an AIFC-registered member from rendering defined financial services in the AIFC. It is currently unclear whether an AIFC-registered member is eligible for the tax benefits if, for example, it renders services online through employees working outside the AIFC. As a result of these uncertainties, the availability of these new tax exemptions to us is currently unclear.
Another tax risk we face is associated with "corporate tax residency" in Kazakhstan. Notably, when an entity is recognized as a Kazakhstan tax resident it is obligated to register with the Kazakhstan tax authorities, calculate and pay Kazakhstan income tax on its worldwide income and comply with other tax-related rules established for Kazakhstan entities. There is uncertainty as to how these residency criteria will be treated and applied by the Kazakhstan tax authorities to FRHC.
There is also uncertainty regarding determination of the "beneficial owner" of income under Kazakhstan tax law, for purposes of double-tax treaties. In particular, to date, there are still no officially approved requirements for the documentation to be obtained from the recipient of income claiming beneficial owner status. . In case one of our non-Kazakhstan subsidiaries is not able to provide evidence that it is a beneficial owner of the income which it receives from one of our Kazakhstan subsidiaries, benefits under a double tax treaty will not be applicable, as a result of which the Kazakhstan subsidiary would be required to withhold taxes from such payment at the rate provided by the Tax Code of Kazakhstan without any reductions or exemptions from taxation in Kazakhstan. This could lead to additional tax liabilities for our companies.
More generally, Kazakhstan tax legislation is subject to frequent changes, varying and potentially contradicting interpretations and inconsistencies. There can be no assurance that Kazakhstan tax legislation will be amended in the future in a manner that makes our tax planning more predictable. Further, the introduction of new taxes, amendments to current taxation rules, or new interpretations of existing tax law may have a substantial impact on the overall amount of our tax liabilities. As a result, there is no assurance that we will not be required to make substantially larger tax payments in the future, which may adversely affect our business, financial condition and results of operations.
Changes in regulations related to taxes on stock transfers and other financial transactions could reduce the volume of market transactions and impact our business.
Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on our business or profitability, based on the way those laws or regulations are applied to us due to our corporate structure. For example, the current U.S. presidential administration has proposed tax policy ideas that if enacted would, among other things, increase the corporate tax rate and the U.S. tax rate on Global Intangible Low Taxed Income ("GILTI").
Because of certain tax advantages we realize in certain jurisdictions where we operate, the proposed changes in the GILTI tax rate by the current U.S. administration, which have not yet been adopted and may change significantly before being implemented, if at all, could result in significantly higher tax burdens on us in the U.S., which could offset some of the favorable tax advantages we realize in some of the jurisdictions where we conduct business.
Risks Related to Our Corporate Structure and Internal Operations
As a diversified holding company with few operations of its own, FRHC is reliant on the operations of our subsidiaries to fund its holding company operations.
Our operations are conducted primarily through the subsidiaries of Freedom Holding Corp., and Freedom Holding Corp.'s ability to generate cash to fund its operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, including the risks discussed herein as applicable or the occurrence of such events to any such subsidiary, could limit or impair their ability to pay such distributions to Freedom Holding Corp. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable laws or regulations or under the terms of financing arrangements or are otherwise unable to provide funds to the extent of Freedom Holding Corp.'s needs, there could be a material adverse effect on our business, financial condition, cash flows and results of operations.
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
•its nominating and corporate governance committee and compensation committee be composed entirely of independent directors;
•each committee have a written charter addressing such committee's purpose and responsibilities; and
•an annual evaluation of the nominating and corporate governance committee and compensation committee be performed.
We currently utilize an exemption to allow Timur Turlov to sit on our nominating and corporate governance committee. The charters for each of our board committees provides for annual performance evaluations. Currently we have a majority of independent directors on our board of directors.
Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.
The interests of our controlling shareholder may conflict with those of other shareholders.
Timur Turlov, our chief executive officer and chairman of our board, beneficially owns 71.1% of our outstanding common stock. He currently has voting control of FRHC and can control the outcome of matters submitted to stockholders for approval. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board and his ability to control the election of our directors. Mr. Turlov also has interests in other companies, certain of which, in particular FST Belize, conduct significant amounts of business with our company. Such related party transactions give rise to a risk of the conclusion of transactions on terms less favorable than could be obtained in arm’s‑length transactions. The interests of Mr. Turlov could conflict with those of the stockholders. Any such conflict could have a material adverse effect on our business, financial condition, cash flows, results of operations and prospects.

Mr. Turlov is prohibited from membership on the audit committee of our board under the terms of such committee's charter. As majority shareholder, Mr. Turlov owes fiduciary duties to minority shareholders under Nevada law. Mr. Turlov also owes fiduciary duties to the Company as a board member and officer. However, Nevada corporate law can be viewed as more protective of officers and directors than the corporate laws of other U.S. state jurisdictions, and it therefore may not provide the same level of redress as other U.S. state corporate laws.
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
For example, the Civil Procedure Code of Kazakhstan, which became effective on January 1, 2016, provides that Kazakhstan courts should recognize and enforce foreign court judgments only if provided for by Kazakhstan law or an international treaty to which Kazakhstan is a party (based on reciprocity). Kazakhstan is not a party to any multilateral or bilateral treaties with the U.S. or the UK (or most other western jurisdictions) for the mutual enforcement of court judgments, and, accordingly, there is a risk that a judgment obtained from a court in New York or England would not be enforceable in Kazakhstan courts. Each of Kazakhstan, the U.S. and the UK are, however, parties to the 1958 New York Convention on Recognition and Enforcement of Arbitral Awards (the "Convention"), and, accordingly, an arbitral award under the Convention should generally be recognized and enforceable in Kazakhstan provided the conditions to enforcement set out in the Convention and applicable Kazakhstan laws are met. The Civil Procedure Code of Kazakhstan establishes the procedure for the enforcement of foreign arbitral awards.
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

During fiscal 2023, the Audit Committee of our Board of Directors, after discussion with management, concluded that certain reports previously filed with the SEC included material misstatements. These reports have already been amended and filed with the SEC.

In connection with such errors, we concluded that there is a material weakness due to deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP. The Control Environment material weakness contributed to other material weaknesses, either individually or in the aggregate, related to the design of our controls over:(i) the application of U.S.GAAP to complex transactions, (ii) the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (iii) the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, (iv) the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows and (v) the review and timely identification of misstatements in the notes to the Consolidation Financial Statements. As a result, we determined that our disclosure controls and procedures were not effective for the previously filed reports as described above and our internal control over financial reporting was not effective for the previously filed Prior Financial Statements as described above.

We have commenced measures in response to the material weaknesses identified above. Management, with the oversight of the Audit Committee of the Board of Directors, has evaluated the material weaknesses described above and designed a remediation plan to enhance our internal control environment. To remediate the material weaknesses, we plan to (a) provide training on U.S.GAAP to employees responsible for preparing the Consolidated Financial Statements; (b) hire qualified accounting professionals with the appropriate level of expertise in U.S. GAAP and ability to design, maintain and improve procedures and controls focused on the application of U.S. GAAP to complex transactions and preventing and detecting material misstatements in the presentation and disclosures of the Consolidated Financial Statement and (c) engage an external consulting firm to assist the Company in maintaining compliance with its U.S. GAAP reporting requirements.

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
•the Russia-Ukraine conflict and related sanctions and their direct and indirect effects;
•geopolitical and civil unrest in any of the markets in which we operate;
•planned or completed acquisitions or disposals;
•pandemic and epidemic disease;
•investigations, lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
•new regulatory pronouncements and changes in regulatory guidelines;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in market valuations or earnings of similar companies;
•any future sales of our common stock or other securities;
•material breaches of regulations by our employees;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease and own a number of properties across our four geographic segments, through which we conduct our operations.

We currently lease office space for 158 retail, executive, administrative and operational facilities in Kazakhstan, the United States, Ukraine, Cyprus, Germany, Spain, France, Greece, Armenia, Uzbekistan, Kyrgyzstan and Azerbaijan. Our total aggregate leased square footage is approximately 416,600 square feet (38,700 square meters).
In our Central Asia and Eastern Europe segment we own 16 buildings consisting of approximately 118,370 square feet. As of March 31, 2023, the area of leased offices in our Central Asia and Eastern Europe segment was 371,920 square feet. Our Central Asia and Eastern Europe segment properties include our principal executive offices, which are located at "Esentai Tower" BC, Floor 7, 77/7 Al Farabi Ave. Almaty, Kazakhstan 050040, and which are leased.
Our principal property in our Europe segment is our office building located at Christaki Kranou 20, Freedom Tower, 5th floor, 4041 Limassol, Cyprus with an area of 854 square meters (approximately 9,190 square feet), which we own. As of March 31, 2023, the aggregate area of leased offices in our Europe segment was 22,062 square feet. On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus, which is planned to be a new office building for our Freedom EU subsidiary.
We do not own any properties in our United States segment. As of March 31, 2023, the area of leased offices in our United States segment, which consisted of our offices located at 40 Wall Street, 57th and 58th floor, New York, was 15,250 square feet.
We do not own any properties in our Middle East / Caucasus segment. As of March 31, 2023, the area of leased offices in our Middle East / Caucasus segment was 7,366 square feet.
We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 28 "Leases" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
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
Estate of Toleush Tolmakov Litigation
The Estate of Toleush Tolmakov (the “Estate”) commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah in December 2021. This proceeding relates to cash distributions arising from the 2011 sale of a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.) and shares of common stock of the Company belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest. The Company has held the relevant assets since Mr. Tolmakov's death because it does not know to whom they should be distributed and no party has yet established legal right of ownership of the assets. On October 21, 2022, in accordance with an order entered into by the Third Judicial District Court of Salt Lake County, we deposited an amount of $8.4 million into the registry of the court, representing the amount of cash distributions claimed by the Estate. The Company continues to deny any and all liability in this matter. We do not believe that the outcome of this litigation could be material to our financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol "FRHC". Our common stock also trades on the KASE under the symbol "US_FRHC" and on the SPB Exchange under the symbol "FRHC".
Holders
As of August 1, 2023, we had approximately 429 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).
Dividends
We have not declared or paid a cash dividend on our common stock for the past two fiscal years. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III Item 12 of this annual report for our equity compensation plan information.
Stock Performance Graph
The graph and table below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Diversified Financials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2018 to March 31, 2023.
The comparisons shown in the graph and table below are based upon historical data. The stock price performance shown in the graph and table below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Freedom Holding Corp., the S&P 500 Index and the S&P Diversified Financials

1 250
1 000
750
500
250
0
03/18
03/19
03/20
03/21
03/22
03/23
Freedom Holding Corp.
S&P Diversified Financials
S&P 500

*$100 invested on 3/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31

	3/18	3/19	3/20	3/21	3/22	3/23

Freedom Holding Corp.	100	128	209	785	876	1,066
S&P 500	100	107	107	150	172	156
S&P 500 Diversified Financials	100	94	83	133	159	139
The performance graph and table shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Equity Securities
During fiscal 2023, we did not sell any unregistered shares of our equity securities.
Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of the Company during fiscal 2023.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the related notes thereto contained in Part II Item 8 of this annual report as well as the information set forth in Part I Item 1 "Business" of this annual report. This discussion contains certain forward-

looking statements that involve known and unknown risks, uncertainties, and other factors as described under the heading "Special Note About Forward-Looking Information" in this annual report. Actual results could differ materially from those projected in any forward-looking statements. For additional information regarding these risks and uncertainties, see the disclosure under the heading "Risk Factors" in Part I Item 1A of this annual report.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources for fiscal 2023, 2022 and 2021.
OVERVIEW
Freedom Holding Corp. is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities in the securities industry, including retail securities brokerage, securities dealing, market making, investment research, investment counseling, investment banking and underwriting services. Additionally, we own a bank and two insurance companies operating in Kazakhstan as well as several ancillary businesses which complement our core financial services businesses.
Our business was founded in order to provide access to the international capital markets for retail brokerage clients in our core markets, to date the most important of which have been Kazakhstan and Russia. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs.
Our principal executive office is in Almaty, Kazakhstan. We have a presence in Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, the United States, Turkey, Armenia, Azerbaijan, and the United Arab Emirates. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2023, we had 3,689 employees, 126 offices (of which 61 offered brokerage services, 45 offered insurance services offices, 13 offered banking services and seven offered other financial and non-financial services) and 370,000 brokerage customer accounts.

Exclusion of Russian Subsidiaries Presented as Discontinued Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report focuses exclusively on the continuing operations of the Company in accordance with U.S. GAAP. The financial results, operating performance, and liquidity discussed herein explicitly exclude our former Russian subsidiaries, which were divested in February 2023 and have been classified as discontinued operations for fiscal 2023. The prior periods discussed in this annual report have also been recasted for discontinued operations. For a comprehensive understanding of the Company's overall financial position, results, and the impact of the discontinued operations, we encourage you to refer to the accompanying financial statements and relevant notes.

Inclusion of insurance companies under the pooling of interest method due to being under common control
As of May 17, 2022, the Company's financials include the acquisition of two insurance companies in Kazakhstan: Freedom Life, a life insurance company, and Freedom Insurance, a direct insurance carrier excluding life, health, and medical coverage. These entities have been considered under common control with the Company since 2018. Prior to the Company's acquisition of these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired Freedom Life and Freedom Insurance from a non-related party on February 28, 2018, and August 22, 2018, respectively. The two companies are under common control with the Company since the dates when they were acquired by Timur Turlov. The financial results, operating performance, and liquidity discussed herein explicitly include two insurance companies abovementioned and prior periods have been recasted accordingly.
Summary of Results of Operations
The key highlights of our consolidated results for fiscal 2023 were as follows:
•We had total revenues, net of $795.7 million for fiscal 2023, as compared to $689.8 million and $346.9 million for fiscal 2022 and fiscal 2021, respectively. The change between fiscal 2022 and 2023 was mainly attributable to the increase of interest income.
•Our fee and commission income for fiscal 2023 was $327.2 million, a decrease of $8.0 million, or 2%, as compared to fee and commission income of $335.2 million for fiscal 2022. The decrease was mainly attributed to the decrease in the fee and commission income from brokerage services.

•Our interest income for fiscal 2023 was $294.7 million, representing an increase of $173.1 million, or 142%, compared to fiscal 2022. The increase in interest income was primarily attributable to an increase in interest income from trading securities, which was the result of an increase in the total size of our trading portfolio between the two fiscal years and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two fiscal years. In addition, we had an increase in interest income on loans to customers between the two fiscal years, which was mainly attributable to an increase in the amount of mortgage loans issued and the purchase of uncollateralized bank customer loans from our affiliate microfinance organization Freedom Finance Credit ("FFIN Credit").
•We had net gain on trading securities in fiscal 2023 of $71.1 million as compared to $155.3 million for fiscal 2022. The decrease was attributed to a net realized loss from sale of shares in SPB Exchange.
•We had net income of $205.6 million for fiscal 2023, as compared to $220.9 million and $150.3 million for the fiscal years ended March 31, 2022 and 2021, respectively. The decrease was mainly attributable to an increase of total expenses. Total expenses increased due to the increase of provisions for impairment losses, which in turn had increased due to the growth of Bank KZ loan portfolio.
•Our total assets increased to $5.1 billion as of March 31, 2023 from $3.2 billion as of March 31, 2022. The increase is attributable to Company's overall rapid growth.
•Our number of total brokerage customer accounts increased to approximately 370,000 as of March 31, 2023 from approximately 250,000 as of March 31, 2022 and approximately 170,000 as of March 31, 2021. As of March 31, 2023, more than 56% of those client accounts carried positive cash or asset account balances. Internally, we designate “active accounts” for a period as those in which at least one transaction has occurred in each quarter of the relevant period. For the fiscal year ended March 31, 2023, we had approximately 52,000 active accounts.
The operating results for any period are not necessarily indicative of the results that may be expected for any future period.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and the results of operations include, in particular: the effects of the Russia-Ukraine conflict, market and economic conditions, the growth of retail brokerage activity in our key markets, acquisitions and divestitures, our transactions with our affiliate FST Belize, governmental policies and the impact of Covid-19. Each of these factors is discussed in more detail below.
Russia-Ukraine Conflict
In February 2022, Russia launched a military offensive against Ukraine, which has resulted in a protracted conflict. The war is ongoing, and it is difficult to predict how long it will last. The economies of Russia, Ukraine and the surrounding region, the global economy generally and the Company specifically have been adversely affected by the conflict.
In response to the Russia-Ukraine conflict, numerous governments, including those of the U.S., the UE and the United Kingdom have imposed an extensive range of additional economic sanctions on Russia, certain financial institutions, business enterprises, and key persons in Russia or deemed to be enabling the Russia-Ukraine conflict. The imposed sanctions significantly expand the sanctions first imposed on Russia following the 2014 Russian invasion of Ukraine and its annexation of the Crimea region of Ukraine. In addition, many businesses are adopting a cautious approach to sanctions and export compliance matters, implementing internal policies that are more restrictive than strictly required by the applicable rules. The Russian government has issued countersanctions as a defensive measure targeted at "unfriendly states" which include the U.S. and most countries that have imposed sanctions on Russia, as well as imposed restrictions on currency transactions of its own citizens.
After careful consideration of the needs of our employees, customers and shareholders and the best interests of our company, shortly after the onset of the Russia-Ukraine conflict we decided to divest our Russian subsidiaries, Freedom RU and Freedom Bank RU. Prior to the divestiture of our Russian subsidiaries, our subsidiary Freedom RU owned approximately 90% of our Kazakhstan securities brokerage company, Freedom KZ, with the remaining interest in Freedom KZ being owned by us directly. In 2022, we decided to undertake a corporate restructuring as a result of which Freedom KZ (together with its wholly owned subsidiaries Freedom Bank KZ, Freedom Life and Freedom Insurance) became wholly owned by us directly. The transfer of ownership from Freedom RU to our direct ownership required approval by the Kazakhstan financial sector regulator, which was received on November 11, 2022. On October 17, 2022, we entered into an agreement with Maxim Povalishin for the divestiture of 100% of the share capital of our two Russian subsidiaries. Maxim Povalishin, the purchaser, was at the time of the transaction the Deputy General Director and a member of the Board of Directors of Freedom RU. The divestiture of our Russian subsidiaries was approved by the Central Bank of the Russian Federation on February 10, 2023, and was completed on February 28, 2023.
Historically, a large portion of our trading volume has been derived from individuals and institutions in Russia, through accounts at our Russian subsidiaries and through non-Russian accounts, including indirectly through accounts held with FST Belize. Although we have divested our Russian subsidiaries, we continue to generate fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries or indirectly through accounts held with FST Belize. As of the date of this annual report, the Russia-related economic sanctions that have been imposed do not target our Russian clients, most of whom are members of the emerging Russian middle class population. Even before the Russia-Ukraine conflict began in February 2022, our clients were required to conform to strict anti-money laundering regulations and to undergo regular sanctions screening to assure us that they were subject to U.S., EU or UK sanctions that would restrict our ability to do business with them or require us to take regulatory compliance actions in response to their activities. However, the evolving sanctions and countersanctions in connection with the Russia-Ukraine conflict expose us to heightened risks and challenges. The Russia-Ukraine conflict has also exposed us to a range of other heightened risks stemming from our actual or perceived connections with Russia, including risks related to our business relationships with counterparties outside of Russia, including commercial banks, settlement banks, stock exchanges and regulators.
The sanctions imposed in relation to the Russia-Ukraine conflict have had a significant impact on the global economy. They have led to an increase in the prices of hydrocarbons and agricultural products produced by both Russia and Ukraine, which has further fueled inflationary pressures in Europe and elsewhere. The sanctions have also had an indirect impact on consumer confidence and spending, which could potentially harm financial markets and businesses worldwide. The Russia-Ukraine conflict and responses to it have materially and adversely impacted the macroeconomic climate in Russia and the surrounding region, resulting in significant economic uncertainty, currency exchange rate volatility, the imposition of currency controls, capital flight, materially increased interest rates and inflation, and the withdrawal of or reduction of business by a number of Western businesses from the Russian market. The fluid and evolving nature of the current Russia-related sanctions gives rise to continuing political, economic and business risks for the Russian government, its economy, and its citizens, which may lead to reduced investment confidence and investment spending by affected Russians.
In addition, there is a risk that new international sanctions and new countersanctions measures may curtail the ability of our brokerage customers who are Russian persons to trade through non-Russian accounts or in non-Russian securities, or our ability to facilitate any trading through our non-Russian subsidiaries or indirectly via FST Belize. If investment activity by Russian holders of foreign trading accounts is restricted, it could result in material reductions in our revenues.
The Russia-Ukraine conflict has also had, and may continue to have, adverse effects on our results of operations related to proprietary trading. For example, we sold 7,500,000 shares in the SPB Exchange that we owned and realized a loss from the divestiture in the amount of $73.4 million during the year ended March 31, 2023. We attribute this loss to a combination of factors, including the heightened market uncertainty and increased volatility caused by the Russia-Ukraine conflict and its geopolitical consequences.

On October 19, 2022, the President of Ukraine signed a decree enacting a decision of the National Security and Defense Council of Ukraine (NSDC) on the application of personal special economic and other restrictive measures (sanctions) against more than 1,300 companies and more than 2,500 individuals. Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on the sanctions list. The lists of companies and individuals sanctioned included both Freedom UA and Timur Turlov, in his personal capacity. In addition, the list included two former Russian subsidiaries, which have since been divested. We believe that Freedom UA and Mr. Turlov were placed on this sanction list due to an error. We note that all persons on the Russian list of Forbes entrepreneurs for 2021 were included. In 2021 Timur Turlov was on this list and still had Russian citizenship (in the appendix to the presidential decree there is a reference to Timur Turlov’s Russian citizenship. We note that, prior to June 2022, Timur Turlov was a Russian citizen. As from June 2022, Mr. Turlov renounced his Russian citizenship and is now a citizen of Kazakhstan. We have been in continuous negotiations with the presidential administration of Ukraine seeking to have Freedom UA and Mr. Turlov removed from the sanctions list. In addition, we have contributed approximately $11.7 million to humanitarian relief efforts in Ukraine through charitable funds. We are confident that there will be a favorable outcome and that they will ultimately be removed from the sanctions list. Our

Freedom UA subsidiary is not material in the context of our overall group, although we have a significant number of Ukrainian brokerage customers that are served by our non-Ukrainian subsidiaries.

Other than the Ukrainian sanctions described above, none of FRHC, nor our group companies, nor any of our current directors or senior management, is a target of sanctions imposed by the United States, the European Union or the United Kingdom. Nevertheless, we are indirectly impacted by the designation of numerous parties in Russia as sanctioned parties and the restrictions placed on international businesses in Russia as a result. The sanctions imposed on Russia in 2014 as well as the sanctions imposed beginning in 2022 make Russia a high-risk jurisdiction for potential sanctions. As a result, when doing business with Russian persons and legal entities it is necessary for us to conduct enhanced due diligence to ensure that no persons designated on any applicable sanctions lists conduct prohibited transactions with us or through our facilities, and to ensure that neither we nor any of our executive officers facilitate any prohibited business as defined under the laws and regulations to which we are subject.

As of March 31, 2022, our Russian subsidiaries had 43 offices and branches and 1,717 employees. These offices and employees were divested by us as of February 2023. Despite the divestiture of these subsidiaries, the scale of our overall business has increased from fiscal 2022 to fiscal 2023. As of March 31, 2022, our total number of employees was 1,704 and our total number of offices was 66. As of March 31, 2023, the number of employees increased to 3,689 and the number of offices increased to 126. The increase in the scale of our operations between the two fiscal years, despite the divestment of our Russian subsidiaries, is attributable to our growth during fiscal 2023 through several acquisitions. For more information on our acquisitions in fiscal 2023, see Note 29 "Acquisitions of Subsidiaries" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report. In addition, in connection with divestment of our Russia subsidiaries, 19 analysts, 21 investment consultants, 18 Tradernet specialists and 13 public relations specialists moved from our Russian subsidiaries to our Freedom Global subsidiary, and certain customers of our former Russian subsidiaries opened accounts at our non-Russian subsidiaries.

As of the date of this annual report, the Russia-Ukraine conflict is ongoing and its effects on us continue to evolve. As such, we expect there will be further impacts and unknown risks related to our business, the substance and reach of which we cannot fully anticipate.
Market and Economic Conditions
Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond our control, and may affect the decisions made by financial market participants.

Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, and fiscal and monetary policy can affect market conditions. While many global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.

    Financial markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, South America and Asia. Hostilities between Russia and Ukraine have created uncertainties around the spread of the conflict, the use of nuclear weapons as well as its impact on global supply chains impacting energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the financial markets and our company and its operations.

Growth of Retail Brokerage Activity in Our Key Markets

The retail brokerage markets in Kazakhstan and Russia are key markets for our business. We estimate that, as of March 31, 2023, we had approximately 155,000 retail brokerage customers who were Kazakhstan persons, or approximately 44% of our total number of customers, and we had approximately 35,000 retail brokerage customers who were Russian persons, or approximately 10% of our total number of customers. In addition, we serve Kazakhstan and Russian customers indirectly through their accounts with FST Belize. The Kazakhstan and Russia markets have grown rapidly in recent years. For example, according to data from the KASE, the number of active accounts of retail investors on the KASE equity market increased to approximately 675,900 as at March 31, 2023, from approximately 218,300, 150,180, 119,361, 118,537 and 110,201 as at March 31, 2022, 2021, 2020, 2019 and 2018, respectively. This growth has had a significant positive effect on our results of operations in recent periods. There can be no assurance that such growth rates will continue in future periods.

Acquisitions and Divestitures
Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future. Acquisitions and divestitures may have a material effect on our business and financial results. For additional information see Note 1 "Description of Business" and Note 32 "Segment Information" in the notes to our consolidated financial statements contained in Part II Item 8 and "Business" in Part I Item 1 of this annual report.
Acquisition of Insurance Companies
During the fiscal year ended March 31, 2023, we concluded the acquisition of two insurance companies operating in Kazakhstan. For additional information see Note 3 "Recast" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Divestiture of Russian Subsidiaries
Historically, a large portion of our trading volume has been derived from individuals and qualifying institutions in Russia, through accounts at our Russian subsidiaries and through non-Russian accounts, including indirectly through accounts held with FST Belize. During the fiscal year ended March 31, 2023, we concluded the divestiture of our Russian subsidiaries. The divestiture of our Russian subsidiaries, which was completed on February 28, 2023 has had an impact on our business and results of operations. We have classified our Russian subsidiaries as discontinued operations for the fiscal years ended March 31, 2023, 2022 and 2021, because the subsidiaries met the held for sale criteria as of March 31, 2023. Although we have divested our Russian subsidiaries, we continue to generate fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries. For more information see "Russia-Ukraine conflict" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.
Acquisition of Paybox Technologies LLP
On February 10, 2023, we completed the acquisition of Kazakhstan payment services company Paybox Technologies LLP and its subsidiaries, in order to expand our activities in the field of financial technologies. The purchase price for the acquisition was $11.7 million.
Signing of Agreement to Acquire Maxim Group
On February 16, 2023, we signed an agreement to acquire Maxim Group LLC and its registered investment advisory affiliate Maxim Financial Advisors LLC (together “Maxim Group”), for a combination of cash and common stock. Including deferred payments and retention bonuses, the total consideration for the acquisition will be approximately $400 million. This planned acquisition is a continuation of our strategy of acquisitions following our 2020 acquisition of PrimeEx. Maxim Group is a leading full-service investment bank headquartered in New York, that caters to emerging growth companies globally. Its business lines include investment banking, equity capital markets and institutional sales, equity research, merchant capital, and corporate and wealth management services. Maxim Group's corporate and institutional reach into Asia, Greece, Israel, and most of Western Europe and is expected to complement our brokerage and global distribution network. Completion of the transaction is subject to certain conditions and the receipt of required regulatory approvals.
Related Party Transactions with FST Belize
During the fiscal years ended March 31, 2023, 2022 and 2021, the Company engaged in various related party transactions, a substantial amount of which were conducted with Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FST Belize”), a corporation registered in and licensed as a broker dealer in Belize. FST Belize was formed in 2014 and is 100% owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FST Belize is not part of our group of companies.
FST Belize has its own brokerage customers, which include individuals and market-maker institutions. A large portion of our fee and commission income is derived from the customer relationship between Freedom EU and FST Belize. FST Belize has several omnibus brokerage accounts with Freedom EU. The majority of the order flow from FST Belize to Freedom EU represents transactions of customers of FST Belize, which are executed by FST Belize through its omnibus accounts at Freedom EU. Our margin lending receivables from FST Belize are related to FST Belize client margin trading and are fully collateralized by securities funds. Our relationship with FST Belize has provided us and our customers with a substantial liquidity pool for trading. Our cross border omnibus brokerage agreement with FST Belize requires FST Belize to conduct AML/CTF and sanctions screening on its individual and business entity customers whose trades are processed through its omnibus accounts at Freedom EU.
Our transactions with FST Belize are performed in the ordinary course of our brokerage and banking businesses and such transactions are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties. In accordance with our Audit Committee Charter, our audit committee, all members of which are independent, is responsible for reviewing, approving and overseeing any transaction between the Company, including its subsidiaries, and any related person and any other potential conflict of interest situations on an ongoing basis.
Our omnibus brokerage arrangement with FST Belize dates from the time of the establishment of our company, and we intend to reduce the volume of business we conduct involving FST Belize over time and to ultimately eliminate such omnibus brokerage arrangement. Fee and commission income generated from FST Belize accounted for approximately 60% of our total fee and commission income for the year ended March 31, 2023, as compared to approximately 82% of our total fee and commission income for the year ended March 31, 2022, and 31% of our total fee and commission income for the year ended March 31, 2021. For the three month periods ended June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, our fee and commission income generated from FST Belize was 84%, 73%, 54% and 23%, respectively, of our total fee and commission income. Interest income generated from FST Belize accounted for approximately 8%, 8% and 6% of our total interest income for the years ended March 31, 2023, 2022 and 2021, respectively. For additional information regarding our transactions with FST Belize, see Note 25 "Related Party Transactions" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Governmental Policies
Our earnings are and will be affected by the monetary, fiscal and foreign policies of the governments of the jurisdictions in which we operate, in particular Kazakhstan, the European Union and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
Impact of Covid-19
We believe that the interventions from banks and governments in response to the Covid-19 and the increase in the amount of time people spent at home during the pandemic led to an increases in the opening of investment accounts and investing in securities worldwide. The increased levels of customer activity combined with greater market volatility led to significant growth in our customer accounts, trading volume, fee and commission income, gains in our proprietary trading and net income during the fiscal year ended March 31, 2022 and 2021. During the fiscal year ended March 31, 2023, our operations remained largely unaffected by Covid-19, resulting in no significant impact on our financial performance. While the overall impact of Covid-19 was positive for our business during the fiscal years ended March 31, 2022 and 2021, following the end of the critical Covid-19 period, including during the fiscal year ended March 31, 2023, we believe that the levels of customer interest in investing have largely stabilized.
Key Income Statement Line Items
Revenue
We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers, fee and commission income from investment banking services, interest income and our proprietary trading activities.
Fee and Commission Income
Fee and commission income consists principally of brokerage fees from customer trading, related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fee and commission income as a percentage of our total revenue was 41%, 49% and 62% in the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 88%, 95% and 95% in the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Interest Income
We earn interest income from trading securities, margin lending, reverse repurchase transactions, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.
Net Gain/(Loss) on Trading Securities
Net gain/(loss) on trading securities reflects the change in value of the securities held in our proprietary trading portfolio during the relevant period. A net gain or loss is comprised of both realized and unrealized gains and losses during the period. Realized gains or losses are recognized when we close an open position in a security and recognize a gain or a loss on that position. U.S. GAAP requires that we also reflect in our financial statements any unrealized gain or loss on each open securities positions as of the end of each period based on whether the value of the open position is higher or lower at the period end than it was at either: (i) the beginning of the period, if the position was held for the full period; or (ii) at the time the position was opened, if the position was opened during the period. Fluctuations in unrealized gains or losses from one period to another can occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold resulting from market and economic uncertainty arising from global or local events that cause significant market volatility, or even halting of trading in certain markets, all of which occurred as a result of the Russia Ukraine conflict. Fluctuations might also result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. These fluctuations can adversely affect the ultimate value we realize from our proprietary trading activities. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will ultimately realize on a securities position when the position is closed. As a result, we might realize significant swings in net gains and losses realized on our trading securities year-over-year and quarter-to-quarter.
Insurance Underwriting Income
Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property; and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided.

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
Net (Loss)/Gain on Derivatives
The Company enters into various derivative financial instruments, including forwards and swaps, in the foreign exchange markets. These financial instruments are held for trading and are initially recognized at fair value. Fair value is determined based on quoted market prices or valuation models that consider the current market and contractual values of the relevant underlying instruments, along with other factors. Derivative financial instruments with a positive fair value are recorded as assets, while those with a negative fair value are recorded as liabilities. Gains and losses on these instruments are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as net (loss)/gain on derivatives.
Fee and Commission Expense
We incur fee and commission expense in our brokerage, banking, and insurance activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing, depository and agent services. Generally, we expect fee and commission expense from brokerage and banking activities to increase and decrease corresponding to increases and decreases in fee and commission income. For our insurance operations, fee and commission expense arises from the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred acquisition costs” (principally commissions, and other incremental direct costs of issuing policies). Deferred acquisition costs (“DAC”) for traditional life insurance and long-duration health insurance are amortized over the estimated premium-paying period of the related policies. DAC for property insurance, accident insurance and health insurance is amortized over the effective period of the related insurance policies.
Interest Expense
Interest expense includes the expenses associated with our short-term and long-term financing, which consist of interest on securities repurchase agreement obligations, customer accounts and deposits, debt securities issued, and loans received.
Payroll and bonuses
Payroll and bonuses represent the costs incurred by a company in compensating its employees for their services and providing performance-based incentives.

Professional services

Professional services represents the costs associated with engaging external experts and consultants.
Stock compensation expense
Stock compensation expense represents the cost associated with issuing stock grants to employees and executives as part of their compensation packages.

Advertising expense

Advertising expense represents a component of operating expenses. It signifies the investments made to promote products, services, or the overall brand to a targeted audience, ultimately driving customer acquisition and revenue growth.
General and administrative expense
General and administrative expense includes lease cost, depreciation and amortization, communication services, software support, representative expenses, business trip expenses, utilities, charity, and other expenses.
Insurance Claims Incurred, Net of Reinsurance
Insurance claims incurred are expenses directly associated with our insurance activity, and represent actual amounts paid or to be paid to policyholders when insurable events occur, less any amounts we receive from reinsurers related to the insurable event. This amount is adjusted for changes in loss reserves, including claims reported but not settled (RBNS), claims incurred but not reported (IBNR) and not incurred claims reserve (NIC).
Foreign Currency Translation Adjustments, Net of Tax
The functional currencies of our operating subsidiaries are the Kazakhstan tenge, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistan som, Kyrgyzstani som, the Azerbaijani manat, the Armenian dram, the British pound sterling and the United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.
Net Income/(Loss) Attributable to Non-controlling Interest
We own a 9% interest in Freedom UA. The remaining 91% interest is owned by Askar Tashtitov, the president of our Company. Due to a series of agreements we have entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we have determined that Freedom UA is a variable interest entity. We reflect Askar Tashtitov's ownership of Freedom UA as a non-controlling interest in our Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows. As from October 19, 2022, Freedom UA's operations were suspended following its inclusion on the Ukrainian sanctions list. We are in the process of appealing its inclusion on the sanctions list and the suspension of its operations.

RESULTS OF OPERATIONS
Comparison of Fiscal Years Ended March 31, 2023, 2022 and 2021

The following comparison of our financial results for the fiscal years ended March 31, 2023, 2022 and 2021, is not necessarily indicative of future results. Prior period presentations and disclosures were reclassified to provide comparability with current period classifications. The prior periods were recasted for the presentation of discontinued operations and the consolidation of insurance entities under common control acquired in 2022. See Note 30 "Assets and Liabilities Held For Sale" and Note 3 "Recast" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Revenue
The following table sets out information regarding our total revenue, net for the fiscal years presented.

	Year ended March 31,
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Fee and commission income	$327,215	$335,211	$(7,996)	(2)%	$216,008	$119,203	55%
Net gain on trading securities	71,084	155,252	(84,168)	(54)%	28,807	126,445	439%
Interest income	294,695	121,609	173,086	142%	38,474	83,135	216%
Insurance underwriting income	115,371	72,981	42,390	58%	62,951	10,030	16%
Net gain on foreign exchange operations	52,154	3,791	48,363	1,276%	557	3,234	581%
Net (loss)/gain on derivatives	(64,826)	946	(65,772)	(6953)%	86	860	1000%
Total revenue, net	$795,693	$689,790	$105,903	15%	$346,883	$342,907	99%

The following table sets out the components of our revenue as a percentage of total revenue, net for the fiscal years presented.

	Year ended March 31,
	2023	2022 (Recasted)	2021 (Recasted)
Fee and commission income	41%	49%	62%
Net gain on trading securities	9%	22%	8%
Interest income	37%	18%	12%
Insurance underwriting income	14%	10%	18%
Net gain on foreign exchange operations	7%	1%	—%
Net (loss)/gain on derivatives	(8)%	—%	—%
Total revenue, net	100%	100%	100%

For fiscal 2023, we realized total net revenue of $795.7 million, a 15% increase compared to fiscal 2022. Revenue for fiscal 2023 increased compared to fiscal 2022 primarily due to increased interest income, net gain on foreign exchange operations and insurance underwriting income, which increases were partially offset by a decrease in net gain on trading securities and by a net loss on derivatives.

For fiscal 2022 we realized total net revenue of $689.8 million, a 99% increase compared to fiscal 2021. Revenue for fiscal 2022 was significantly higher than fiscal 2021 due to increases in all revenue categories except foreign exchange operations as between the two fiscal years.

Fee and commission income

The following table sets forth information regarding our fee and commission income for the fiscal years presented.

Year ended March 31,

	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Brokerage services	$286,732	$318,698	$(31,966)	(10)%	$204,244	$114,454	56%
Bank services	17,964	6,727	11,237	167%	523	6,204	1,186%
Underwriting and market-making services	11,948	5,963	5,985	100%	6,451	(488)	(8)%
Other fee and commission income	10,571	3,823	6,748	177%	4,790	(967)	(20)%
Total fee and commission income	$327,215	$335,211	$(7,996)	(2)%	$216,008	$119,203	55%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the fiscal years presented.

	Year ended March 31,
	2023	2022 (Recasted)	2021 (Recasted)
	(as a % of total fee and commission income)
Brokerage services	88%	95%	95%
Bank services	5%	2%	—%
Underwriting and market-making services	4%	2%	3%
Other fee and commission income	3%	1%	2%
Total fee and commission income	100%	100%	100%

For fiscal 2023 fee and commission income was $327.2 million, a decrease of $8.0 million, or 2%, as compared to fee and commission income of $335.2 million for fiscal 2022. The decrease in fee and commission income was primarily attributable to a $32.0 million decrease in fee and commission income from brokerage services, which was offset in part by an increase in fees and commission income from bank services of $11.2 million and an increase in fees from underwriting and market-making services. The decrease in fee and commission income from brokerage services was primarily driven by a decrease in volume resulting from lower number of transactions mainly driven by deteriorating stock exchange market conditions and macro-economic uncertainty. By implementing strategic measures and staying attuned to market trends, we remain confident in our ability to navigate these challenges and pursue long-term growth in fee and commission income. We believe that this decrease is not indicative of a broader trend and is instead largely attributable to the high volatility on the capital markets and the geopolitical and economic situation in the world over the relevant periods. The increase in fees from underwriting and market-making services from fiscal 2022 to fiscal 2023 was driven mainly by increases in the volume and size of debt capital market transactions arranged by us and the unique market opportunities created by the Covid-19 pandemic.

For fiscal 2022 fee and commission income increased by $119.2 million, a 55% increase compared to fiscal 2021. This increase was the result of a $114.5 million increase in fee and commission income from brokerage services primarily as a result of an increase in the number of client accounts resulting from non-organic and organic efforts including expansion of our retail financial adviser network, an increase in the volume of analysts' reports made available to our customer base, and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the Covid-19 pandemic and the resulting increased market volatility and economic uncertainty. We also realized a $6.2 million increase in related banking service fees in fiscal 2022 as compared to fiscal 2021.

Net gain on trading securities
The following table sets forth information regarding our net gains and losses on trading securities for fiscal 2023, 2022 and 2021:

	Realized Net Gain/(Loss)	Unrealized Net Gain/(Loss)	Net Gain on Trading Securities
Fiscal 2023	$(36,226)	$107,310	$71,084
Fiscal 2022	$206,239	$(50,987)	$155,252
Fiscal 2021	$20,135	$8,672	$28,807

Net gain on trading securities was $71.1 million for fiscal 2023 as compared to $155.3 million for fiscal 2022. For fiscal 2023, we sold securities for a realized net gain of $37.2 million. This realized gain was offset by a realized net loss of $73.4 million, which was attributable to shares in the SPB Exchange that we sold in fiscal 2023, resulting in realized net loss of $36.2 million. Similarly, securities positions we continued to hold as of March 31, 2023, had appreciated by $56.5 million as compared to March 31, 2022. In addition to this unrealized gain, an unrealized loss of $50.8 million on SPB Exchange shares which was recognized during previous periods was reclassified to realized net loss during fiscal 2023, resulting in an unrealized net gain of $107.3 million for such fiscal year.
The main contributing factors to the increase in realized net gain on trading securities during fiscal 2022, as compared to fiscal 2021, was the sale of those SPB Exchange ETF units and other SPB Exchange shares we held. During fiscal 2022 we exchanged approximately 12.5 million shares in the SPB Exchange we held in our proprietary trading account for units in the SPB Exchange ETF. As a result, in fiscal 2022 we recognized realized net gain on trading securities sold of $206.2 million. Largely as a result of the Russia-Ukraine conflict and its impacts on the securities markets we had unrealized net losses on open trading positions of $51.0 million. As a result of the foregoing, during fiscal 2022 we recognized a net gain on trading securities of $155.3 million.
Interest income
The following table sets forth information regarding our revenue from interest income for the fiscal years presented:

	Year ended March, 31
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Interest income on margin lending	$34,558	$14,164	$20,394	144%	$3,163	$11,001	348%
Interest income on trading securities	178,288	78,327	99,961	128%	21,913	56,414	257%
Interest income on loans to customers	43,486	4,617	38,869	842%	384	4,233	1,102%
Interest income on available-for-sale securities	27,003	22,437	4,566	20%	11,238	11,199	100%
Interest income on cash and cash equivalents and restricted cash	9,836	1,658	8,178	493%	1,630	28	2%
Interest income from dividends	1,524	406	1,118	275%	146	260	178%
Total interest income	294,695	121,609	173,086	142%	38,474	83,135	216%
The following table sets out the components of our interest income as a percentage of total interest income, net for the fiscal years presented:

	Year ended March 31,
	2023	2022 (Recasted)	2021 (Recasted)
	(as a % of total interest income)
Interest income on margin lending	12%	12%	8%
Interest income on trading securities	60%	64%	57%
Interest income on loans to customers	15%	4%	1%
Interest income on available-for-sale securities	9%	19%	30%
Interest income on cash and cash equivalents and restricted cash	3%	1%	4%
Interest income from dividends	1%	—	—
Total interest income	100%	100%	100%

For fiscal 2023, interest income was $294.7 million, representing an increase of $173.1 million, or 142%, compared to fiscal 2022. The increase in interest income was primarily attributable to an increase in interest income from trading securities of $99.96 million, or 128%, which was in turn the result of an increase in the total size of our trading portfolio between the two fiscal years and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two fiscal years. We had trading securities of $2.4 billion as at March 31, 2023, as compared to $1.2 billion as at March 31, 2022. In addition, we had an increase of $38.9 million, or 842%, in interest income on loans to customers between the two fiscal years, which was mainly attributable to an increase in the amount of mortgage loans issued and the purchase of uncollateralized bank customer loans from our affiliate FFIN Credit. Our loans issued increased by $733.8 million or 794%, from $92.4 million as of March 31, 2022 to $826.3 million as of March 31, 2023. In addition, we had a $20.4 million, or 144%, increase in interest income on margin loans to customers, resulting from a higher usage of margin loans for trades by our clients, including our affiliate FST Belize, between the two fiscal years. Moreover, this increase was caused by the increase in loan volumes and interest rate.

For fiscal 2022 we had a $83.1 million, or 216% increase in interest income as compared to fiscal 2021. This increase in interest income was the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. During fiscal 2022 we shifted more of our portfolio from equities to debt to take advantage of a profitable bond market. In addition, we recognized a $4.2 million or 1,102% increase in interest income from new loans issued to customers of Freedom Bank KZ. We also realized a $11.0 million, or 348%, increase in interest income on margin loans to customers, resulting from a higher usage of margin loans for trades by our clients, including our affiliate FST Belize, between the two fiscal years.
Net gain/(loss) on foreign exchange operations

For the fiscal year ended March 31, 2023, we realized a net gain on foreign exchange operations of $52.2 million compared to a net gain of $3.8 million for the fiscal year ended March 31, 2022. The change was primarily due to a net gain of $45.7 million by our subsidiary Freedom Bank KZ in the fiscal year ended March 31, 2023 from the purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 701% in the fiscal year ended March 31, 2023 as compared to the fiscal year ended March 31, 2022. This net gain was primarily the result of the appreciation of the Kazakhstan tenge relative to the Russian ruble by approximately 16% over the course of fiscal 2023.

For the fiscal year ended March 31, 2022, we realized a net gain on foreign exchange operations of $3.8 million compared to a net gain of $557.0 thousand during the year ended March 31, 2021. The primary reason for the net gain in fiscal 2022 was a 9.4% decrease in the value of the Kazakhstan tenge against the U.S. dollar. Due to large amounts of U.S. dollar-denominated net liabilities held in our subsidiary Freedom Bank KZ, we recognized a net loss on foreign exchange operations of $3.7 million in fiscal 2022 out of a total $5.9 million loss. Further, we realized a net gain on foreign exchange operations affected by the purchase and sale of foreign currency of $7.8 million as a result of higher volume of currency exchange transactions.

Net loss on derivatives

For the fiscal year ended March 31, 2023, we realized net loss on derivatives of $64.8 million compared to a realized net gain of $946 thousand and $86 thousand for the fiscal years ended March 31, 2022 and 2021. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which realized net loss of $65 million for the fiscal year ended March 31, 2023. Freedom Bank KZ entered into currency swaps mainly through KASE and MOEX to diversify its funding sources. The changes for fiscal years ended March 31, 2022 and 2021 were attributable to our subsidiaries, Freedom Bank KZ and Freedom KZ.
Insurance underwriting income
For the fiscal year ended March 31, 2023, we had insurance underwriting income of $115.4 million, an increase of $42.4 million, or 58%, as compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to a $60.2 million, or 78%, increase in insurance underwriting income from written insurance premiums from fiscal 2022 to fiscal 2023, due to the expansion of our insurance operations between the two fiscal years. As such, the active insurance contracts increased and as of March 31, 2023 comprised 681,667, as compared to 558,530 as of March 31, 2022. Moreover, on September 1, 2022, we acquired London-Almaty. This increase in income from written insurance premiums was partially offset by a $14.0 million, or 376%, increase in the negative change in unearned premium reserve and a $3.8 million, or 905%, increase in the change in reinsurance premiums ceded, in each case from fiscal 2022 to fiscal 2023 also due to expansion of operation, which is reflected by increase in number of active contracts and acquisition of London-Almaty.
For the fiscal year ended March 31, 2022, we had insurance underwriting income of $73.0 million, an increase of $10.0 million, or 16%, as compared to the fiscal year ended March 31, 2021. The increase was primarily attributable to a

$5.4 million, or 8%, increase in insurance underwriting income from written insurance premiums from fiscal 2021 to fiscal 2022, due to the expansion of our insurance operations between the two fiscal years, including an increase in the number of active insurance contracts to 558,530 as of March 31, 2022 from 376,676 as of March 31, 2021. The increase in insurance underwriting income was also due to a $3.6 million, or 49%, decrease in reinsurance premiums ceded and a $989 thousand, or 70% decrease in the negative change in unearned premium reserve, net. The following table sets out information on our insurance underwriting income for the fiscal years presented.

	Year ended March, 31
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Written insurance premiums	$137,346	$77,131	$60,215	78%	$71,682	$5,449	8%
Reinsurance premiums ceded	$(4,252)	$(423)	$(3,829)	905%	$(1,412)	$989	(70)%
Change in unearned premium reserve, net	$(17,723)	$(3,727)	$(13,996)	376%	$(7,319)	$3,592	(49)%
Insurance underwriting income	$115,371	$72,981	$42,390	58%	$62,951	$10,030	16%

Expense
The following table sets forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Fee and commission expense	$65,660	$85,909	$(20,249)	(24)%	$70,537	$15,372	22%
Interest expense	208,947	76,947	132,000	172%	22,444	54,503	243%
Insurance claims incurred, net of reinsurance	77,329	54,447	22,882	42%	52,405	2,042	4%
Payroll and bonuses	81,819	46,288	35,531	77%	23,435	22,853	98%
Professional services	17,006	12,682	4,324	34%	4,430	8,252	186%
Stock compensation expense	9,293	7,859	1,434	18%	114	7,745	6,794%
Advertising expense	14,059	11,916	2,143	18%	6,971	4,945	71%
General and administrative expense	59,971	23,533	36,438	155%	11,118	12,415	112%
Provision for impairment losses	29,119	2,502	26,617	1,064%	1,590	912	57%
Other (income)/expense, net	(3,448)	4,014	(7,462)	(186)%	2,034	1,980	97%
Total expense	$559,755	$326,097	$233,658	72%	$195,078	$131,019	67%
The following table sets out the components of our expense as a percentage of total expense for the fiscal years presented.

	Year ended March 31,
	2023	2022 (Recasted)	2021 (Recasted)
Fee and commission expense	12%	26%	36%
Interest expense	37%	24%	12%
Insurance claims incurred, net of reinsurance	14%	17%	27%
Payroll and bonuses	15%	14%	12%
Professional services	3%	4%	2%
Stock compensation expense	2%	2%	—%
Advertising expense	3%	4%	4%

General and administrative expense	11%	7%	6%
Provision for impairment losses	5%	1%	1%
Other (income)/expense, net	(1)%	1%	1%
Total expense	100%	100%	100%
For fiscal 2023 we incurred total expense of $559.8 million, a 72% increase as compared to total expense of $326.1 million for fiscal 2022. The increase was due to an increase in interest expense and the growth of our business generally, primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
For fiscal 2022 we incurred total expense of $326.1 million, a 67% increase compared to fiscal 2021. Expenses increased with the growth of our business generally during fiscal 2022 primarily in connection with corresponding administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense
Fee and commission expense decreased by $20.2 million, or 24%, for fiscal 2023 as compared to fiscal 2022. There were increases in fee and commission expense from bank services of $3.8 million and agency fees expenses of $11.1 million, which were offset by a decrease in brokerage commissions expense by $34.2 million due to using a new prime broker in fiscal 2023, as a result of which we had a different composition of order flow transactions, which were charged at lower rates than in fiscal 2022. The decrease in brokerage commissions expense was also attributable to a decrease in the volume of transactions executed by our brokerage customers between the two fiscal years. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Fee and commission expense increased by $15.4 million, or 22% for fiscal 2022 compared to fiscal 2021. The increase was due to an increase in agency fees expense of $12.4 million and an increase in fee and commission expense from bank services of $6.3 million, which increases were offset in part by a decrease in brokerage commissions of $6.9 million. The increase in agency fees expense was primarily due to our launch in fiscal year 2022 of a new loan insurance product which led to increase in agency commission expense.
Interest expense
For fiscal 2023, we had a $132 million, or 172%, increase in interest expense as compared to fiscal 2022. The increase in interest expense was primarily attributable to a $100.4 million, or 172%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing conducted by us in fiscal 2023, and a $24 million, or 147%, increase in interest on customer deposits. In fiscal 2023, we increased the volume of our short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two fiscal years. As of March 31, 2023 and March 31, 2022, banking customer liabilities of Freedom Bank KZ were $1.3 billion and $246.3 million, respectively.
For fiscal 2022 we had a $54.5 million, or 243% increase in interest expense as compared to fiscal 2021. The increase in interest expense is primarily attributable to a $47.3 million, or 433% increase in the volume of short-term financing through securities repurchase agreements, and a $9.0 million increase in interest on customer deposits. During fiscal 2022 we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of the growth of customer deposit accounts.
Insurance claims incurred, net of reinsurance

For fiscal 2023, we had a $22.9 million, or 42%, increase in insurance claims incurred, net of reinsurance, as compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to a $17.2 million or 128%, increase in other insurance expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract, a $9.3 million, or 82%, increase in expenses for claims for the year ended March 31, 2023, and a $570 thousand, or 59% increase in claims paid, reinsurers share as compared to the year ended March 31, 2022, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $4.2 million, or 14%, decrease in expenses for insurance reserve between the two fiscal years.

For fiscal 2022, we had a $2.0 million, or 4%, increase in insurance claims incurred, net of reinsurance, as compared to the fiscal year ended March 31, 2021. The increase was primarily attributable to a $11.3 million or 541%, increase in other insurance expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract, and a $6.3 million, or 125%, increase in expenses for claims for the year ended March 31, 2022, as compared to the year ended March 31, 2021, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $14.8 million, or 33%, decrease in expenses for insurance reserve between the two fiscal years.

Payroll and bonuses

In the fiscal year 2023, the Company had payroll and bonuses expense of $81.8 million, representing an increase of $35.5 million or 77% compared to payroll and bonuses expense of $46.3 million in fiscal 2022. The increase can be attributed to the expansion of our operations generally and in turn expansion of our workforce through hiring and acquisitions.
For fiscal 2022, we had a payroll and bonuses expense of $46.3 million, representing an increase of $22.9 million or 98% compared to payroll and bonuses expense of $23.4 million in fiscal 2021. The increase was due to the expansion of our workforce through hiring in fiscal 2022.

Professional services

For fiscal 2023, our professional services expense was $17.0 million, representing an increase by $4.3 million or 34% compared to $12.7 million for fiscal 2022. The increase was attributable to consulting services provided in connection with the acquisition of new companies and general expansion of our business and operations.

In fiscal 2022, we had professional services expense of $12.7 million, an increase of $8.3 million or 186%, compared to professional services expense of $4.4 million for fiscal 2021. This increase can be attributed to the general expansion of our business and operations between the two fiscal years.

Stock compensation expense

In fiscal 2023, our stock compensation expense was $9.3 million, representing an increase of $1.4 million or 18% compared to stock compensation expense of $7.9 million for fiscal 2022. The increase can be attributed to the relocation of multiple employees of our former Russian subsidiaries to our Kazakhstan subsidiaries during fiscal 2023. These employees held a total of 195,000 shares, which contributed to the increase in stock compensation expense.

For fiscal year 2022, we had stock compensation expense of $7.9 million, an increase of $7.7 million or 6794% compared to stock compensation expense of $114 thousand for fiscal 2021. This increase was primarily due to FRHC awarding in May 2021 restricted stock grants totaling 1,031,500 shares of its common stock to 56 of our employees and consultants, including two of our executive officers.

Advertising expense

Advertising expense for fiscal 2023 w $14.1 million, representing an increase of $2.1 million or 18% compared to advertising expense of $11.9 million for fiscal 2022. The primary reason for this increase was increased advertising expenditure of Bank KZ, which was primarily attributable to the introduction of new loan products such as the digital mortgage and digital car loan products. Additionally, the implementation of the “7-20-25” state mortgage program led to increased expense on advertising campaigns.

For fiscal 2022, advertising expense was $11.9 million, representing an increase of $4.9 million or 71% compared to advertising expense of $7.0 million for fiscal 2021. The increase was mainly attributable to growth of the customer base of Freedom EU, which consequently led to an increase of the use of online-marketing service providers.

General and administrative expense

General and administrative expense for fiscal 2023 amounted to $60.0 million, representing an increase of $36.4 million or 155% compared to general and administrative expense of $23.5 million for fiscal 2022. The increase was attributable to a $12.9 million increase in charity and sponsorship expenses due to humanitarian aid we provided to a Ukraine-based charitable fund in connection with the Russia-Ukraine conflict, a $2.4 million increase in software support expenses due to the expansion of our software infrastructure and the implementation of systems to support our operations, a $2.8 million increase in fines, penalties, forfeit primarily due to penalties imposed on a subsidiary of the Company by a local regulator for regulatory noncompliance, a $2.6 million increase in communication services due to the implementation of SMS-informing services for banking operations by Bank KZ, a $1.7 million increase in depreciation and amortization due to business expansion and acquisition of new tangible assets and a $3.6 million increase in other operating expenses attributable to our general organic growth.

General and administrative expense for fiscal 2022 amounted to $23.5 million, representing an increase of $12.4 million or 112% compared to general and administrative expense of $11.1 million for fiscal 2021. The increase was attributable to a $0.7 million increase in depreciation and amortization due to acquisition of new tangible assets, a $1.6 million in software support expenses primarily due to the implementation of new software licenses, a $1.0 million increase in communication services and a $4.2 million increase in other operating expenses attributable to our general organic growth.
Provision for impairment losses
We recognized provision for impairment losses in the amount of $29.1 million for fiscal 2023, as compared to provision for impairment losses of $2.5 million for fiscal 2022. The increase was primarily attributable to growth of the loan portfolio of Freedom Bank KZ, as the majority of provisions is accrued on loan products. In addition, in fiscal 2023 we accrued a one-off provision expense for restricted brokerage customers' cash, cash and cash equivalents and loans issued which was held with a Ukrainian bank due to the Russia-Ukraine conflict.
Other (income)/expense, net
For fiscal 2023, we had other expense, net of $3.4 million, representing a decrease of $7.5 million or 186% as compared to other income, net of $4.0 million in fiscal 2022. This decrease was primarily driven by a $5.4 million net realized loss on the revaluation of available-for-sale securities from Freedom Finance Life in fiscal 2023. The heightened market volatility resulting from the geopolitical situation and global economic slowdown prompted the revaluation of our available-for-sale securities for fiscal 2023.
For fiscal 2022, other expense, net increased by 97% as compared to fiscal 2021. This increase was due to economic uncertainty during fiscal 2022 stemming from the Russia-Ukraine conflict, which began in the fourth quarter of fiscal 2022, as a result of which we recognized impairment loss on goodwill in respect of Freedom UA. As a result of the conflict, Freedom UA incurred significant losses and it was not able continue to generate enough income to cover all of such losses.
Income tax expense
We had net income before income tax of $235.9 million, $363.7 million and $151.8 million for fiscal 2023, 2022 and 2021, respectively. Our effective tax rate for fiscal 2023 increased to 18.1%, from 10.6% during fiscal 2022 as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Despite decrease in our net income before income tax by $127.8 million, as a result of the increase in our effective tax rate, our income tax expense increased by $4.2 million for fiscal 2023.
Net income from continuing operations
As a result of the foregoing factors, for the years ended March 31, 2023, March 31, 2022 and March 31, 2021, we recognized net income from continuing operations of $193.2 million, $325.1 million and $128.5 million, respectively.
Net income/(loss) from discontinued operations
    Net income/(loss) from discontinued operations represents the net income or loss from our former subsidiaries in Russia, which are classified as discontinued operations. Net income from discontinued operations was $12.4 million for the fiscal year ended March 31, 2023, as compared to net loss from discontinued operations of $104.2 million for the fiscal year ended March 31, 2022 and net income from discontinued operations of $21.8 million for the fiscal year ended March 31, 2021.
The positive change in the amount of $116.6 million from fiscal 2022 to fiscal 2023 up to February 28, 2023 (the disposal date) was primarily due to increase in net gain on trading securities in the amount of $100.7 million as a result of a positive revaluation of securities held in our proprietary account during the eleven months ended February 28, 2023. In addition, net gain on foreign exchange operations increased by $85.5 million as a result of Russian ruble appreciation by 11% against the U.S. dollar during the eleven months ended February 28, 2023. Interest income increased by $25.0 million due to increased interest income generated on margin loans to customers, resulting from an increase in usage of margin loans for trades by clients. These changes were offset in part by an increase in payroll and bonuses expenses by $19.9 million as a result of an increase in the average number of employees and a loss generated from the divestiture of Russia segment in the amount of $51.5 million (which includes a cumulative translation adjustment in the amount of $25.4 million, reclassified from Accumulated Other Comprehensive Loss within the Consolidated Balance Sheet as of the date of disposal).
Net income
As a result of the foregoing factors, for fiscal 2023 we had net income of $205.6 million as compared to $220.9 million for fiscal 2022, a decrease of 7%, and for fiscal 2022 we had net income of $220.9 million as compared to $150.3 million for fiscal 2021, an increase of 47%.
Non-controlling interest
We reflect Askar Tashtitov's 91% ownership of Freedom UA as a non-controlling interest in our Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows, and we have determined that Freedom UA is a variable interest entity (VIE). For financial information regarding the VIE, see "Consolidation of variable interest entities" in Note 2 "Summary of significant accounting policies" in Part II Item 8 of this annual report. We recognized income attributable to non-controlling interest of $446.0 thousand for fiscal 2023 as compared to a net loss attributable to non-controlling interest of $6.6 million for fiscal 2022. The change was largely a result of the acute situation in the Russia-Ukraine conflict in fiscal 2022 and its impact on the securities markets where Freedom UA held most of its open securities positions, as a result of which we recognized an unrealized net loss on open trading positions in fiscal 2022, whereas the relevant securities markets gradually improved in fiscal 2023.
Foreign currency translation adjustments, net of tax
Due to the appreciation of the Russian ruble by 5% against the U.S. dollar and appreciation of the Kazakhstan tenge by 4.4% against the U.S. dollar at fiscal 2023 year-end as compared to fiscal 2022 year-end, we realized a foreign currency translation loss of $5.2 million for fiscal year 2023, as compared to a foreign currency translation loss of $20.6 million for fiscal year 2022. For fiscal 2021, we realized a foreign currency translation gain of $2.8 million as a result of the appreciation of the Russian ruble by 2.6% and the Kazakhstan tenge by 4.8% against the U.S. dollar.
Segment Results of Operations

We have historically operated as a single operating segment. With the restructuring of our operations and the divestiture of our Russian subsidiaries, coupled with our continued expansion, during the fourth quarter of fiscal 2022 we elected to reorganize our operations geographically into five regional segments: Central Asia and Eastern Europe (formerly referred to as Central Asia), Europe,excluding Eastern Europe, United States, Russia and Middle East/Caucasus. As a result of the divestiture of our Russian subsidiaries, which was completed in February 2023, we now have four regional segments. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Central Asia and Eastern Europe	566,050	222,989	$343,061	154%	$140,144	$82,845	59%
Europe, excluding Eastern Europe	216,518	457,662	(241,144)	(53)%	197,653	260,009	132%
United States	13,082	9,139	3,943	43%	9,086	53	1%
Middle East/Caucasus	43	—	43	100%	—	—	—%
Total revenue, net	$795,693	$689,790	$105,903	15%	$346,883	$342,907	99%

During fiscal 2023, total revenue, net increased across each of our regional operating segments, except Europe, as compared to fiscal 2022. During fiscal 2022, total revenue, net increased across each of our regional operating segments as compared to fiscal 2021. The changes in total revenue, net for fiscal 2023 compared to fiscal 2022, and fiscal 2022 compared to fiscal 2021, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by $343.1 million, or 154%, to $566.1 million for fiscal 2023, as compared to $223.0 million for fiscal 2022. The increase was mainly attributable to an increase in interest income, which was primarily due to interest received on securities held in our trading portfolio and interest accrued on bank loans to customers. In addition, the increase was driven by an increase in net gain on trading securities as well as in fee and commission income, as a result of growth of our trading portfolio and of brokerage activity in the Central Asia and Eastern Europe segment. The increase was also attributable to an increase in net gain on foreign exchange operations, which was mainly driven by an increase in foreign exchange dealing operations in this segment. These increases were offset in part by a net loss on derivative in fiscal 2023, whereas there was a net gain on derivative in fiscal 2022.
Total revenue, net in our Central Asia and Eastern Europe segment increased by $82.8 million, or 59%, to $223.0 million for fiscal 2022, as compared to $140.1 million for fiscal 2021. The increase was primarily attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on bank loans to customers. In addition, the increase was attributable to an increase in income from insurance activities due to the expansion of our insurance business between the two fiscal years. Fee and commission income in this segment increased by approximately $3.1 million from fiscal 2021 to fiscal 2022.

•Total revenue, net in our Europe, excluding Eastern Europe segment decreased by $241.1 million, or 53%, to $216.5 million for fiscal 2023, as compared to $457.7 million for fiscal 2022. The decrease was primarily attributable to a decrease in fee and commission income due to a decrease in the number of active brokerage clients in this segment and a decrease in the volume of transactions per client, in each case primarily related to transactions by FST Belize. The decrease in revenue was also due to a decrease in net gain on trading securities as a result of relatively lower trading activity in this segment during fiscal 2023 compared to fiscal 2022, and due to a revaluation of our proprietary investment portfolio in fiscal 2023, as a result of which the value of our proprietary investment portfolio decreased significantly . The decrease in total revenue, net in this segment can also be attributed to the exceptionally large gain we obtained from selling SPB Exchange ETF units and SPB Exchange shares in fiscal 2022.

Total revenue, net in our Europe, excluding Eastern Europe segment increased by $260.0 million, or 132%, to $457.7 million for fiscal 2022, as compared to $197.7 million during fiscal 2021. This growth was driven by an increase in fee and commission income in fiscal 2022 due to an increase in the size of our client base in this segment and the volume of transactions per client. The increase in total revenue, net was also attributable to a net gain on trading securities in fiscal 2022 as a result of a realized gain from the sale of SPB Exchange ETF units and SPB Exchange shares in our proprietary investment portfolio.

•Total revenue, net in our U.S. segment increased by $3.9 million or 43% for fiscal 2023 as compared to fiscal 2022. Total revenue, net in this segment also increased due to growth in interest income received on securities held in our trading portfolio attributable to this segment. The increase was also partially offset by a net loss on foreign exchange operations in this segment in fiscal 2023.

For fiscal 2022, total revenue, net in our U.S. segment was $9.1 million as compared to $9.1 million for fiscal 2021, an increase by $53.0 thousand or 1%.

•We had total revenue, net in the Middle East/Caucus segment of $43.0 thousand for fiscal 2023. This revenue was attributable to interest income and net gain on foreign exchange operations. We did not recognize revenue in our Middle East/Caucasus segment during fiscal 2022 or fiscal 2021, as we started the process of forming our Azerbaijani and Armenian subsidiaries and establishing their operations in fiscal 2023. We did not form our UAE subsidiary until April 2022 and are still in process of establishing its operations.

The total expenses associated with our segments is summarized in the following table:

	Year ended March 31,
	2023	2022 (Recasted)	Amount Change	% Change	2021 (Recasted)	Amount Change	% Change
Central Asia and Eastern Europe	400,182	207,585	$192,597	93%	108,728	$98,857	91%
Europe, excluding Eastern Europe	118,072	101,081	16,991	17%	78,325	22,756	29%
United States	39,465	17,151	22,314	130%	8,010	9,141	114%
Middle East/Caucasus	2,036	280	1,756	627%	15	265	1767%
Total expense, net	$559,755	$326,097	$233,658	72%	$195,078	$131,019	67%

For fiscal 2023, total expense, net increased in each of our segments as compared to fiscal 2022. The changes in total expenses for fiscal 2023 compared to fiscal 2022, and fiscal 2022 compared to fiscal 2021, were driven by the following:

•Total expense, net in our Central Asia and Eastern Europe segment increased by $192.6 million, or 93%, to $400.2 million for fiscal 2023, as compared to $207.6 million for fiscal 2022. The increase was primarily attributable to an increase in interest expense, mainly interest paid on securities repurchase agreements and customer deposits. In addition, the increase in total expenses, net in this segment was attributable to an increase in payroll and bonuses, general and administrative expenses, and advertising expenses. In addition, fee and commission expenses in this segment increased primarily due to an increase in commission expenses on currency exchange services transactions due to increase of activity of clients.

Total expense, net in our Central Asia and Eastern Europe segment increased by $98.9 million, or 91%, to $ 207.6 million for fiscal 2022, as compared to $108.7 million during fiscal 2021. This increase was primarily attributable to an increase in interest expense, which was caused by increased interest paid on securities repurchase agreements and customer deposits. In addition, payroll and bonuses, general and administrative expenses in this segment increased due to increases in payroll and bonuses and administrative expenses.

•Total expense, net in our Europe, excluding Eastern Europe segment increased by $17.0 million, or 17%, to $118.1 million for fiscal 2023 as compared to $101.1 million for fiscal 2022. The increase was attributable to an increase in general and administrative expenses, and provision for impairment loss. There was also an increase in interest expense due to interest paid to clients on positive cash balances.

Total expense, net in our Europe, excluding Eastern Europe region increased by $22.8 million, or 29%, to $101.1 million for fiscal 2022 as compared to $78.3 million for fiscal 2021. The increase was attributable to an increase in professional services, payroll and bonuses, and general and administrative expenses.

•Total expense, net in our U.S. segment increased by $22.3 million, or 130%, to $39.5 million for fiscal 2023 as compared to $17.2 million during fiscal 2022. This increase was primarily attributable to an increase in interest expense on securities repurchase agreement obligations. In addition, there were increases in stock-based compensation expense, payroll and bonuses and professional services.

Total expense, net in our U.S. segment increased by $9.1 million or 114%, to $17.2 million for fiscal 2022 compared to $8.0 million during fiscal 2021 primarily due to an increase in stock-based compensation expenses, payroll and bonuses and professional services.

•Total expense, net in our Middle East/Caucasus segment increased by $1.8 million, or 627%, to $2.0 million for fiscal 2023, as compared to $280.0 thousand for fiscal 2022. The increase was attributable to an increase in payroll and bonuses, general and administrative expenses, professional services and advertising expenses. For fiscal 2022 and fiscal 2021, total expense, net in our Middle East/Caucasus segment were insignificant and mainly were represented by payroll and bonuses.

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

	As of March 31,
	2023	2022
		(Recasted)
Cash and cash equivalents(1)	$581,417	$225,464
Trading securities	$2,412,556	$1,158,377
Total assets	$5,084,558	$3,230,347
Net liquid assets(2)	$1,852,886	$691,276
(1)Of the $581.4 million in cash and cash equivalents we held at March 31, 2023, $29.8 million, or approximately 5%, were subject to reverse repurchase agreements. By comparison, at March 31, 2022, we had cash and cash equivalents of $225.5 million, of which $19.9 million, or 9%, were subject to reverse repurchase agreements.
The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. It includes liquid assets possessed after deducting securities repurchase agreement obligations.
As at March 31, 2023 and 2022, we had total liabilities of $4.3 billion and $2.7 billion, respectively, including customer liabilities of $1.9 billion and $765.6 million, respectively.
We finance our assets primarily from revenue-generating activities and short-term and long-term financing arrangements.

Cash Flows
The following table presents our cash flows for fiscal 2023, 2022 and 2021:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(Recasted)	(Recasted)
Net cash flows (used in)/from operating activities	$(951,683)	$(406,365)	$529,397
Net cash flows (used in)/from investing activities	(1,463,244)	(146,323)	6,346
Net cash flows from financing activities	2,133,381	618,528	492,523
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	78,191	(54,420)	(6,129)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(203,355)	$11,420	$1,022,137
Net Cash Flows (Used In)/From Operating Activities
During fiscal 2023 we had net cash used in operating activities of $951.7 million compared to net cash used in operating activities of $406.4 million during fiscal 2022 and net cash generated from operating activities of $529.4 million during fiscal 2021. Net cash used in operating activities during fiscal 2023 resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table:

	Year ended March 31, 2023		Year ended March 31, 2022	Year ended March 31, 2021
			(Recasted)	(Recasted)
(Increases)/decreases in trading securities	$(1,019,191)	(1)	$(608,622)	(466,591)
Increases/(decreases) in brokerage customer liabilities	$105,942	(2)	$(23,167)	432,245
(Increases)/decreases in margin lending, brokerage and other receivables	$(253,301)	(3)	$(103,756)	20,972
(1)Resulted from an increase in the amount of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from an increase in volume of margin lending receivables.
The net cash used in operating activities in fiscal 2023 was primarily attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which increases were offset in part by an increase in brokerage customer liabilities over that period, which resulted from the increase in the number of customer accounts at our Freedom Global subsidiary.
Net Cash Flows (Used In)/From Investing Activities
During fiscal 2023 we had net cash used in investing activities of $1.5 billion compared to net cash used in investing activities of $146.3 million during fiscal 2022 and net cash generated from investing activities of $6.3 million during fiscal 2021. During fiscal 2023, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $715.0 million, the purchase of fixed assets in the amount of $38.5 million, considerations paid for acquisitions of London-Almaty, Freedom Life, Freedom Insurance, LD Micro and Paybox in the amount of $55.9 million, and for the purchase of available for sale securities, net of sales, in the amount of $69.5 million. Net cash used in investing activities was partially offset by cash and cash equivalents received as part of the acquisitions of London-Almaty, Ticketon and Paybox in the aggregate amount of $16.3 million, and cash received from the divestiture of our Russian subsidiaries in the amount of $51.5 million.
Net Cash Flows From Financing Activities
Net cash from financing activities for fiscal year 2023, consisted principally of bank customer deposits in the amount of $1.0 billion due to the growth of banking activity in the Central Asia and Eastern Europe segment, proceeds from securities repurchase agreement obligations in the amount of $637.4 million, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $420.9 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of $22.6 million, and proceeds from capital contributions of $677.0 thousand.
CAPITAL EXPENDITURES
After the end of fiscal 2023, on May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The contract implies approximate capital expenditures in the amount of $9.7 million and $5.9 million for the 2023 and 2024 calendar years, respectively. The funding for this construction project will primarily come from our own funds. The building is planned to be a new office building for our Freedom EU subsidiary.
DIVIDENDS
Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our inventory positions. As of March 31, 2023, $1.5 billion, or 63% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $834.8 million, or 72% as of March 31, 2022. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 13 "Securities Repurchase Agreement Obligations" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Long-term
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced an offering of up to $66 million aggregate principal amount of its 5.5% U.S. dollar denominated bonds due October 21, 2026 (the "Freedom SPC Bonds"), which are listed on the AIX. As of March 31, 2023, there were $58.6 million in principal amount of the Freedom SPC Bonds outstanding. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds are transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.5% per annum.
NET CAPITAL AND CAPITAL REQUIREMENTS
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
These minimum net capital and capital adequacy requirements range from approximately $2 thousand to $22 million and fluctuate depending on various factors. At March 31, 2023, the aggregate net capital requirements of our subsidiaries was $61.6 million. Each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at March 31, 2023. Although we operate with levels of net capital and capital adequacy substantially greater than the minimum established thresholds, in the event we were to fail to maintain minimum net capital or capital adequacy levels, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry. Our subsidiaries are also subject to other various rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital would be limited to the extent necessary to meet all our regulatory requirements.

Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2024, we anticipate continuing efforts to expand the footprint of our business on a scale similar to fiscal 2023. While our active growth strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. There can be no assurance that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
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
Allowance for accounts receivable
Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of an account receivable balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past accounts receivable loss experience, the nature and volume, information about specific counterparties situation and estimated collateral values, economic conditions, and other factors.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements contained in Part II Item 8 of our annual report. As of March 31, 2023, the Company had goodwill of $14.2 million.
Income taxes
We are subject to income taxes in both the United States and numerous non-U.S. jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, actual future tax consequences relating to uncertain tax positions may be materially different than our determinations or estimates.
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
Consolidation of Freedom Securities Trading Inc.
We have assessed whether we should consolidate FST Belize under the variable interest entity (“VIE”) accounting method or the voting interest method ("VOE"). In July 2014, prior to our reverse acquisition transaction, Timur Turlov founded FST Belize, a Belize-based broker dealer. FST Belize is solely owned by Mr. Turlov and was not acquired by our company as part of the reverse acquisition transaction. Although FRHC and FST Belize are common control entities, under the control of an individual, there is no indication that FRHC should consolidate FST Belize given that:
(1) FST Belize is not a VIE and is not subject to further VIE analysis due to the fact it has sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Turlov who is also FRHC's controlling shareholder, chairman and chief executive officer; and
(2) Mr. Turlov has a controlling interest in FST Belize such that under the VOE model FRHC is not required to consolidate FST Belize.
FST Belize is a corporation and Mr. Turlov is the sole owner of FST Belize, holding 100% of the ownership interest in it. There are no other shareholders or parties with participating rights or the ability to remove Mr. Turlov from his ownership position. Mr.Turlov has the ability to make all decisions in respect of FST Belize. FRHC's management has also assessed the relationship between FRHC (through its subsidiary Freedom EU) and FST Belize. Other than the tariff rates stipulated in the Variation Agreement dated February 25, 2020 entered into between Freedom EU and FST Belize, including the General Terms and Conditions of Business, which sets out the specific terms and conditions of the relationship between Freedom EU and FST Belize, there are no other contractual agreements or other implicit arrangements between the two parties that provide FRHC the power to control the operations of FST Belize. On December 2022 there was a change in the treatment of margin interest income from settlement to trade. As the result, management has continued to assess for any modifications or reconsideration events.

Recent Accounting Pronouncements
For details of applicable new accounting standards, see "Recent accounting pronouncements" in Note 2 "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Market Risk
The following information, together with information included in "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report, describes our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in interest rates in Kazakhstan. Changes in interest rates in Kazakhstan may have significant effect on the fair value of our securities.
Our investment policies and strategy are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2023 and 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $80.9 million and $55.2 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $87.0 million and $61.0 million incremental rise in the fair market value of the portfolio, respectively.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, the United States, Azerbaijan, Armenia and the United Kingdom. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
An analysis of our March 31, 2023 and 2022, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an decrease of net income before income tax in the amount of $88.7 million and increase of $282.0 thousand, respectively.
Equity Price Risk
Our equity investments are susceptible to market price risk arising from uncertainties about future values of such investment securities. Equity price risk results from fluctuations in price and level of the equity securities or instruments we hold. We also have equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change at the spot foreign exchange rate between these currencies and our functional currency fluctuates. We attempt to manage the risk of loss inherent in our equity securities portfolio through diversification and by placing limits on individual and total equity instruments we hold. Reports on our equity portfolio are submitted to our management on a regular basis.
As of March 31, 2023, and 2022, our exposure to equity investments at fair value was $65.7 million and $72.4 million, respectively. An analysis of the March 31, 2023 and 2022, balance sheets estimates that a decrease of 10% on the equity price would have reduced the value of the equity securities or instrument we held by approximately $6.6 million and $7.2 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending.
We also incur credit risk in connection with the securities in our proprietary portfolio. The table below presents the current credit ratings of issuers of securities in our portfolio as of March 31, 2023 and 2022:

	March 31, 2023
	>BB	<BB	Not rated	Total

Corporate equity	$58,511	$503	$6,727	$65,741
Corporate debt	1,167,769	92,279	9,831	1,269,879
Non-U.S. sovereign debt	1,018,255	11,216	386	1,029,857
U.S. sovereign debt	45,022	—	—	45,022
Exchange traded notes	—	—	2,057	2,057

Total	$2,289,557	$103,998	$19,001	$2,412,556

	March 31, 2022
	>BB	<BB	Not rated	Total

Corporate equity	$25,480	$2,952	$43,922	$72,354
Corporate debt	$660,246	$50,760	$1,128	$712,134
Non-U.S. sovereign debt	313,838	45,557	1,175	360,570
U.S. sovereign debt	10,435	—	—	10,435
Exchange traded notes	—	89	2,795	2,884

Total	$1,009,999	$99,358	$49,020	$1,158,377
Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of MiFID and of the AFSA and the NBK. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin lending increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2023, we had $361.7 million in margin lending receivables from our customers, a significant portion of which was due from FST Belize.

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
For a description of related risks, see the information under the heading "Risks Related to Information Technology and Cyber Security" in "Risk Factors" in Part I Item 1A of this annual report.
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
Country Risk
The Russia-Ukraine conflict has led to disruptions in financial markets that has negatively impacted the global economy and created significant uncertainty. The Russia-Ukraine conflict has resulted in the imposition by many countries of economic sanctions and export controls against certain Russian industries, companies and individuals. In response,

Russia has implemented its own countermeasures against countries, businesses and investors deemed "unfriendly". Partly as a result of the effects of the Russia-Ukraine conflict, businesses worldwide have experienced shortages in materials and increased costs for transportation, energy and raw materials. The continuation or escalation of the Russia-Ukraine conflict or other hostilities presents heightened risks relating to cyberattacks, supply chain disruptions, higher interest rates and greater frequency and volume of failures to settle securities transactions, as well as increase financial market volatility. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
For more information regarding the financial impact to our operations from the Russia-Ukraine conflict for the fiscal year ended March 31, 2023 please refer to "Russia-Ukraine conflict" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 and Note 32 "Segment Reporting" in the notes to our consolidated financial statements in Part II Item 8 of this annual report.
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

Item 8. Financial Statements and Supplementary Data

FREEDOM HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Freedom Holding Corp. and subsidiaries (the "Company") as of March 31, 2023, the related consolidated statements of operations and other comprehensive income, shareholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of March 31, 2022, and for the years ended March 31, 2022 and 2021, before the effects of the adjustments to consolidate Freedom Finance Life JSC and Freedom Finance Insurance JSC discussed in Note 3 to the financial statements, were audited by other auditors whose report, dated May 31, 2022 (except for Note 30 as to which the date is April 26, 2023), expressed an unqualified opinion on those statements. We have also audited the adjustments to the consolidated financial statements as of March 31, 2022, and for the years ended March 31, 2022 and 2021, to consolidate Freedom Finance Life JSC and Freedom Finance Insurance JSC. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company as of March 31, 2022, and for the years ended March 31, 2022 and 2021, other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements financial statements as of March 31, 2022, and for the years ended March 31, 2022 and 2021, taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Presentation of Consolidated Statement of Cash Flows — Refer to the Consolidated Statements of Cash Flows and Management’s Report on Internal Control over Financial Reporting

Critical Audit Matter Description
As discussed in Management’s Report on Internal Control over Financial Reporting, the Company identified material weaknesses in internal control over financial reporting related to classification of certain loans and deposits from banking institutions and classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Company’s Consolidated Statements of Cash Flows.

We identified the presentation of the Consolidated Statements of Cash Flows as a critical audit matter because of the significant management judgements used in determining the correct classification of cash flows for Company’s banking institution, which resulted from the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting. These matters required a high degree of auditor judgment and significant audit effort in the application of the requirements in FASB ASC 230, Statement of Cash Flows (ASC 230).
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the testing of the presentation of the Consolidated Statements of Cash Flows included the following, among others:

•We tested the presentation of the Consolidated Statements of Cash flows by agreeing material line items to the changes in the Consolidated Balance Sheets and testing whether the material cash flows of the Company were classified and presented in accordance with the requirements of ASC 230.
•We tested the non-cash disclosure items by understanding the nature of the items and evaluating whether the non-cash items were presented in accordance with the requirements of ASC 230.
•As a result of the material weaknesses, we tested the alignment of the presentation of the cash flows from consolidated subsidiaries with the Company’s policies and ASC 230. In addition, we tested the details of cash flows included in the lines "other" and evaluated if this presentation was consistent with the requirements of ASC 230.

Discontinued operations - Disposal of Russian Segment – Refer to Notes 1 and 30 to the financial statements

Critical Audit Matter Description
As described in Notes 1 and 30 to the financial statements, the Company entered into an agreement with Maxim Povalishin for the disposal of 100% of the share capital of the companies comprising the Russian Segment. Maxim Povalishin, the purchaser, was at the time of the disposal a senior executive of LLC Investment Company Freedom Finance (“Freedom RU”), which is one of the companies within the Russian Segment. The disposal was completed on February 28, 2023. The balance of assets and liabilities held for sale of the Russian Segment as of February 28, 2023 was $1,027 million and $860 million, respectively.

We identified the disposition of the Russian Segment as a critical audit matter as:

•There was complexity in evaluating the completeness, occurrence and validity of the contracts and the regulatory approvals required against the classification criteria as held for sale and discontinued operations in FASB ASC 205, Presentation of Financial Statements (ASC 205).
•There was significant audit judgement in evaluating the audit evidence related to determination of whether the disposal of the Russian Segment represented a valid transaction and was settled without the existence of significant continuing involvement by the Company in the Russian Segment after the completion of the disposal.

The risk associated with these judgements was increased as (a) the purchaser was a senior executive of the Freedom RU and (b) the Company’s management faced pressure to complete the disposal as a result of the ongoing Russia-Ukraine conflict, which imposed sanctions to a number of Russian citizens and businesses and therefore increased the compliance risks for the Company.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the classification of the Russian Segment as a discontinued operations and the completeness, occurrence and validity of the disposal of the Russian Segment included the following, among others:
•We evaluated management's conclusion on the classification of the disposal of the Russian Segment as discontinued operations by testing the completeness, occurrence and validity of the contracts and regulatory approvals and comparing these with the ASC 205 requirements.
•We obtained and read the contracts between the Company and the purchaser to identify, among other risk factors, whether there were any clauses that indicated continuing involvement by the Company, its ultimate beneficial owner or its affiliates as, for example, an option or obligation to buy back the Russian Segment in the future.
•We obtained and read the communication from the regulator in Russia to confirm that the disposal was approved.
•We traced the amount of cash received by the Company to the terms of the contracts and obtained evidence demonstrating the source of the funds used by the purchaser. As the funds used by the purchaser originated from the proceeds of the sale of shares owned by the purchaser in the Company, we obtained and tested the statement of Kazakhstan Stock Exchange, which showed the transactions of sales of shares and validated the shares were sold in the open market and not purchased by the Company, its ultimate beneficial owner or its affiliates.
•We tested internal controls over management’s review of the application of ASC 205 requirements when determining the Russian Segment should be considered a discontinued operation as well as the controls over the completeness and accuracy of the relevant disclosures.

Interest Income and Fee and Commission Income – Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The balance of interest income and fee and commission income for the year ended March 31, 2023 was $295 million and $327 million, respectively.

We identified the revenue recognition process, including the presentation and disclosure of interest income and fee and commission income, to be a critical audit matter as the revenue recognition process is dependent on the effective design and operation of multiple information technology (IT) systems and the completeness and accuracy of data sources. In addition, as disclosed in Management’s Report on Internal Control over Financial Reporting, material weaknesses in controls related to classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income were identified.

These matters required a high degree of auditor judgment and significant audit effort regarding the application of the requirements in FASB ASC 606, Revenue From Contracts With Customers (ASC 606), FASB ASC 940, Financial Service — Brokers and Dealers (ASC 940) and FASB ASC 310, Receivables (ASC 310). In addition, we involved professionals with expertise in IT to assist us in the assessment of the Company’s systems. We also incurred significant audit effort to design audit procedures to evaluate the appropriateness of the Company’s revenue recognition policies and accompanying disclosures as well as the completeness, accuracy and occurrence of the amounts recorded and disclosed as revenues.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's systems to process interest income and fee and commission income included the following, among others:
•With the assistance of our professionals with expertise in IT, we identified the significant systems used to process interest income and fee and commission income and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
•Tested automated controls within the interest income and fee and commission income streams, as well as the controls designed to ensure the accuracy of these revenues.
•Tested a sample of transactions recorded to confirm the existence of the customer and the occurrence and existence of the relevant transactions in our sample.

Our audit procedures related to the presentation and disclosure of interest income and fee and commission income included the following, among others:

•We evaluated management's presentation and required disclosures compared to the objectives and principles outlined in ASC 606, ASC 940 and ASC 310.

Related Party Transactions — Freedom Securities Trading Inc. (“FST Belize”) — Fee and Commission Income and Interest Income and Consolidation Accounting — Refer to Notes 2 and 25 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 25 to the financial statements, revenue earned from related parties is comprised primarily of brokerage commissions and margin lending interest income from Freedom Securities Trading Inc. (“FST Belize”), a Belize company which is owned personally by the Company’s chief executive officer, chairman and majority shareholder. Brokerage commissions and margin lending interest income from FST Belize accounted for approximately 60% and 8% of the fee and commission income and interest income, respectively, for the year ended March 31, 2023.

FST Belize has omnibus accounts at the Company, which are trading accounts in which transactions of two or more individuals are combined and carried in the name of FST Belize. Segregation of the positions of individual underlying customers of FST Belize is not required. As a result, the Company considers all FST Belize transactions through such omnibus accounts as being transactions from a single customer, FST Belize.

The Company concluded that FST Belize did not meet the definition of a variable interest entity (“VIE”) and did not qualify for consolidation under FASB ASC 810, Consolidation (ASC 810). The Company does not have the power to control FST Belize because it does not own any of the voting shares or other contractual arrangements that allows it to control its operations.

We identified fee and commission income and interest income from FST Belize and the assessment of whether FST Belize should be consolidated as a critical audit matter because of the existence of the omnibus accounts and the magnitude of the revenues originated from FST Belize.

Furthermore, the agreements between the Company and FST Belize establishing the omnibus accounts and margin lending arrangements and the consolidation accounting guidance under ASC 810, are complex and required management to make significant judgments and assumptions to determine if the Company has a controlling financial interest over FST Belize. In addition, as disclosed in Management’s Report on Internal Control over Financial Reporting, a material weakness in the control related to the application of U.S. GAAP to complex transactions was identified. These matters required a high degree of auditor judgment and significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the occurrence and validity of revenues recorded and disclosed from FST Belize included the following, among others:

•With the assistance of our regulatory compliance specialists, we:
•Identified and evaluated whether there were indications that the procedures performed by FST Belize for new client onboarding and Anti-Money Laundering (AML) and sanction screening for both individual and legal entity customers would not be consistent with similar practice in other financial institutions.
•We tested the effectiveness of these new client onboarding, AML and sanction screening controls at FST Belize and the ongoing monitoring of these control activities at the Company.
•We selected a sample of individual and legal entities within the omnibus accounts and evaluated whether the individual or legal entity information obtained by FST Belize was consistent with external sources of information.
•We tested a sample of transactions placed by FST Belize customers and how these transactions are reflected in the omnibus accounts. We tested that the revenue recognition for these contracts was in accordance with the requirements in ASC 606, ASC 940 and ASC 310.

Our audit procedures related to the consolidation assessment included the following, among others:

•We tested the effectiveness of the control over management’s application of U.S GAAP to complex transactions, including the consolidation of FST Belize, which included the judgments and factors used in determining that FST Belize did not meet the definition of a VIE and did not qualify for consolidation under ASC 810.
•With the assistance of professionals with expertise in the application of ASC 810, we evaluated the Company's consolidation accounting analysis for FST Belize by performing procedures including, but not limited to:
◦Obtaining an understanding of the ownership structure of FST Belize.
◦Inspecting the agreements establishing the omnibus accounts and the margin lending arrangement between the Company and FST Belize and the contracts between FST Belize and its customers.
◦Evaluating the tariff and fees between FST Belize and its customers and FST Belize and the Company to evaluate if these are consistent with current market rates.
◦Obtaining the underlying financial information of FST Belize to evaluate the equity investment at risk at the period ended.

/s/ Deloitte LLP

Almaty, Kazakhstan
August 4, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Freedom Holding Corp. and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated August 4, 2023, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Freedom Finance Life JSC, Freedom Finance Insurance JSC and Paybox Technologies LLP (and its subsidiaries) (together, the “Acquired Companies”), which were acquired on May 17, 2022, May 17, 2022 and February 10, 2023 respectively, and whose financial statements together constitute 10% of total consolidated assets and 22% of total consolidated revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2023, respectively. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Companies.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and included in management's assessment a material weakness in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP. The Control

Environment material weakness contributed to other material weaknesses either individually or in the aggregate, related to the design of the controls over(i) the application of U.S. GAAP to complex transactions, (ii) the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows, (iii) the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income, (iv)the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows, and (v) the review and timely identification of misstatements in the notes to the Consolidation Financial Statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte LLP

Almaty, Kazakhstan
August 4, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Freedom Holding Corp. (the “Company”) as of March 31, 2022, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) before the effects of the adjustments to retrospectively reflect the changes in the consolidated financial statements described in Note 3 to the consolidated financial statements for the year ended March 31, 2023. In our opinion, the consolidated financial statements before the effects of the adjustments to retrospectively reflect the changes in the consolidated financial statements described in Note 3 present fairly, in all material respects, the financial position of the Company at March 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the changes in the consolidated financial statements described in Note 3 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Recast Consolidated Financial Statements

As discussed in Note 30 to the financial statements, the Company has recast the consolidated balance sheets and the consolidated statements of operations and other comprehensive income to remove the balances and operations of two subsidiaries that were considered held for sale as of March 31, 2022. Our opinion is not modified with respect to these matters.

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

/s/ WSRP, LLC

We served as the Company's auditor from 2015 to 2022.

Salt Lake City, Utah
May 31, 2022, except for Note 30 to the consolidated financial statements, as to which the date is April 26, 2023.

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2023	March 31, 2022
		(Recasted)
ASSETS
Cash and cash equivalents (including $35,549 and $22,787 from related parties)	$581,417	$225,464
Restricted cash (including $114,885 and $222,651 from related parties)	445,528	547,950
Trading securities	2,412,556	1,158,377
Available-for-sale securities, at fair value	239,053	161,364
Margin lending, brokerage and other receivables, net (including $294,985 and $107,649 from related parties)	376,329	147,659
Loans issued (including $121,177 and $35,293 from related party)	826,258	92,446
Fixed assets, net	54,017	17,823
Intangible assets, net	17,615	5,163
Goodwill	14,192	5,898
Right-of-use asset	30,345	7,431
Insurance contract assets	13,785	5,712
Other assets, net (including $16,089 and $— from related party)	73,463	29,641
Assets held for sale	—	825,419
TOTAL ASSETS	$5,084,558	$3,230,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$1,517,416	$840,224
Customer liabilities (including $130,210 and $325,904 from related parties)	1,925,247	765,628
Margin lending and trade payables (including $3,239 and $38,889 to related parties)	122,900	45,083
Liabilities from insurance activity	182,502	122,087
Current income tax liability	4,547	14,556
Securities sold, not yet purchased - at fair value	—	13,865
Debt securities issued	60,025	34,390
Lease liability	30,320	7,504
Payable for acquisition	7,188	—
Liability arising from continuing involvement	440,805	6,447
Other liabilities	22,872	21,477
Liabilities held for sale	—	812,478
TOTAL LIABILITIES	$4,313,822	$2,683,739
Commitments and Contingent Liabilities (Note 31)	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,659,191 and 59,542,212 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	59	59
Additional paid in capital	164,162	174,745
Retained earnings	647,064	441,924
Accumulated other comprehensive loss	(34,000)	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$777,285	$553,603

Non-controlling interest	(6,549)	(6,995)
TOTAL SHAREHOLDERS' EQUITY	$770,736	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,084,558	$3,230,347
The accompanying notes are an integral part of these consolidated financial statements.
* Please see Note 3

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2023	2022	2021
		(Recasted)	(Recasted)
Revenue:
Fee and commission income (including $199,235, $291,163 and $184,725 from related parties)	$327,215	$335,211	$216,008
Net gain on trading securities	71,084	155,252	28,807
Interest income (including $23,191, $10,191 and $2,250 from related parties)	294,695	121,609	38,474
Insurance underwriting income	115,371	72,981	62,951
Net gain on foreign exchange operations	52,154	3,791	557
Net (loss)/gain on derivatives	(64,826)	946	86
TOTAL REVENUE, NET	795,693	689,790	346,883

Expense:
Fee and commission expense (including $2,988, $16,307 and $20,291 from related parties)	65,660	85,909	70,537
Interest expense	208,947	76,947	22,444
Insurance claims incurred, net of reinsurance	77,329	54,447	52,405
Payroll and bonuses	81,819	46,288	23,435
Professional services	17,006	12,682	4,430
Stock compensation expense	9,293	7,859	114
Advertising expense	14,059	11,916	6,971
General and administrative expense	59,971	23,533	11,118
Provision for impairment losses	29,119	2,502	1,590
Other (income)/expense, net	(3,448)	4,014	2,034
TOTAL EXPENSE	559,755	326,097	195,078

NET INCOME BEFORE INCOME TAX	235,938	363,693	151,805

Income tax expense	(42,776)	(38,570)	(23,307)

INCOME FROM CONTINUING OPERATIONS	193,162	325,123	128,498

Income/(loss) before income tax (expense)/benefit of discontinued operations	68,160	(117,199)	28,518
Reclassification of loss from cumulative translation adjustment of discontinued operations	(25,415)	—	—
Loss from divestiture of discontinued operations	(26,118)	—	—
Income tax benefit/(expense) of discontinued operations	(4,203)	13,004	(6,735)

Income/(loss) from discontinued operations	12,424	(104,195)	21,783

NET INCOME	205,586	220,928	150,281

Less: Net income/(loss) attributable to non-controlling interest in subsidiary	446	(6,566)	631

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$205,140	$227,494	$149,650

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	1,431	(4,292)	(304)

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	(2,916)	2,222	2,092
Reclassification of loss from cumulative translation adjustment of discontinued operations	25,415	—	—
Foreign currency translation adjustments, net of tax effect	5,195	(20,622)	2,787

OTHER COMPREHENSIVE INCOME/(LOSS)	29,125	(22,692)	4,575

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$234,711	$198,236	$154,856

Less: Comprehensive income/(loss) attributable to non-controlling interest in subsidiary	446	(6,566)	631

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$234,265	$204,802	$154,225

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	3.29	5.59	2.19
Earnings from continuing operations per common share - diluted	3.24	5.59	2.19

Earnings/(loss) from discontinued operations per common share - basic	0.21	(1.75)	0.37
Earnings/(loss) from discontinued operations per common share - diluted	0.21	(1.75)	0.37

Earnings per common share - basic	3.50	3.84	2.56
Earnings per common share - diluted	3.45	3.84	2.56

Weighted average number of shares (basic)	58,629,580	59,378,207	58,388,445
Weighted average number of shares (diluted)	59,504,811	59,378,207	58,442,921

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders	Non-controlling interest	Total
	Shares	Amount
At March 31, 2020 (Recasted)	58,358,212	58	131,811	64,780	(45,008)	151,641	(2,272)	149,369

Stock based compensation	15,000	—	1,147	—	—	1,147	—	1,147
Share based payment	10,000	—	517	—	—	517	—	517
Exercise of options	60,000	—	118	—	—	118	—	118
Capital contribution of Shareholder	—	—	1,667	—	—	1,667	—	1,667
Other comprehensive reserve	—	—	—	—	1,788	1,788	—	1,788
Foreign currency translation adjustments, net of tax effect	—	—	—	—	2,787	2,787	—	2,787
Net income/(loss)	—	—	—	149,650	—	149,650	631	150,281

At March 31, 2021 (Recasted)	58,443,212	$58	$135,260	$214,430	$(40,433)	$309,315	$(1,641)	$307,674

Stock based compensation	1,039,000	1	15,745	—	—	15,746	—	15,746
Capital contribution	—	—	24,417	—	—	24,417	—	24,417
Exercise of options	60,000	—	119	—	—	119	—	119
Sale of Freedom UA shares	—	—	(796)	—	—	(796)	1,212	416
Other comprehensive reserve	—	—	—	—	(2,070)	(2,070)	—	(2,070)
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(20,622)	(20,622)	—	(20,622)
Net income	—	—	—	227,494	—	227,494	(6,566)	220,928

At March 31, 2022 (Recasted)	59,542,212	59	174,745	441,924	(63,125)	553,603	(6,995)	546,608

Stock based compensation	57,216	—	11,038	—	—	11,038	—	11,038
Contribution of shareholder	—	—	677	—	—	677	—	677
Issuance of shares of common stock	59,763	—	4,290	—	—	4,290	—	4,290
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Other comprehensive reserve	—	—		—	(1,485)	(1,485)	—	(1,485)
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	—	—	—	25,415	25,415	—	25,415
Foreign currency translation adjustments, net of tax effect	—	—	—	—	5,195	5,195	—	5,195
Net income	—	—	—	205,140	—	205,140	446	205,586

At March 31, 2023	59,659,191	59	164,162	647,064	(34,000)	777,285	(6,549)	770,736
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2023	March 31, 2022	March 31, 2021
		(Recasted)	(Recasted)
Cash Flows From Operating Activities
Net income	205,586	$220,928	$150,281
Net income/(loss) from discontinued operations	12,424	$(104,195)	$21,783
Net income from continuing operations	193,162	$325,123	$128,498
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	5,138	3,416	2,688
Noncash lease expense	5,113	3,546	2,573
Subsidiaries goodwill impairment	—	832	—
Change in deferred taxes	(811)	(4,681)	1,651
Stock compensation expense	9,293	7,859	114
Share based payment	—	—	517
Unrealized (gain)/loss on trading securities	(107,310)	50,987	(8,672)
Unrealized (gain)/loss on derivatives	(12)	—	—
Net realized (gain)/loss on available-for-sale securities	(2,934)	2,222	2,092
Net change in accrued interest	(56,478)	(15,940)	(14,947)
Change in insurance reserves	50,671	37,087	52,712
Allowances for receivables	29,119	2,502	1,590
Changes in operating assets and liabilities:
Trading securities	(1,019,191)	(608,622)	(466,591)
Margin lending, brokerage and other receivables (including $(187,336), $(97,783), and $54,973 changes from related parties)	(253,301)	(103,756)	20,972
Insurance contract assets	3,217	(2,316)	(1,033)
Other assets	(12,302)	(9,468)	(8,809)
Securities sold, not yet purchased – at fair value	(13,865)	5,296	8,508
Brokerage customer liabilities (including $(195,694), $90,444, and $224,173 changes from related parties)	105,942	(23,167)	432,245
Current income tax liability	(10,019)	357	11,571
Margin lending and trade payables (including $(35,650), $25,079, and $9,504 changes from related parties)	163,763	26,062	16,506
Lease liabilities	(5,284)	(3,670)	(2,378)
Liabilities from insurance activity	(10,769)	1,982	760
Other liabilities	(730)	10,484	1,813
Net cash flows used in operating activities from continuing operations	(927,588)	(293,865)	182,380
Net cash flows from/(used in) operating activities from discontinued operations	(24,095)	(112,500)	347,017
Net cash flows used in operating activities	(951,683)	(406,365)	529,397

Cash Flows From/(Used by) Investing Activities
Purchase of fixed assets	(38,542)	(5,623)	(1,518)
Proceeds from sale of fixed assets	—	—	15
Net change in loans issued to customers	(715,038)	(86,376)	(1,120)
Purchase of available-for-sale securities, at fair value	(330,095)	(248,739)	(273,818)
Proceeds from sale of available-for-sale securities, at fair value	260,634	198,798	190,344
Cash received from divestiture of Russian subsidiaries	51,506	—	—
Prepayment on acquisitions	(22,462)	—	—
Consideration paid for LD Micro	(4,000)	—	—
Consideration paid for Zerich	—	—	(7,110)

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

Consideration paid for PrimeEx	—	—	(2,500)
Consideration paid for Freedom Bank KZ	—	—	(53,097)
Consideration paid for acquisition of London Almaty	(13,652)	—	—
Consideration paid for acquisition of Freedom Life and Freedom Insurance	(26,588)	—	—
Consideration paid for Paybox	(11,617)	—	—
Cash, cash equivalents and restricted cash received from acquisitions	16,348	—	157,382
Net cash flows used in investing activities from continuing operations	(833,506)	(141,940)	8,578
Net cash flows used in investing activities from discontinued operations	(629,738)	(4,383)	(2,232)
Net cash flows used in investing activities	(1,463,244)	(146,323)	6,346

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	637,392	427,619	383,346
Proceeds from issuance of debt securities	45,946	13,200	3,626
Repurchase of debt securities	(23,387)	(9,988)	(8,350)
Repurchase of mortgage loans under the State Program	(14,806)	(146)	—
Funds received under state program for financing of mortgage loans	435,713	7,022	—
Net change in bank customer deposits	1,011,147	141,497	8,234
Proceeds from loans received	—	—	3,300
Repayment of loans received	(4,867)	—	—
Capital contributions	677	—	1,667
Exercise of options	—	119	118
Net cash flows from financing activities from continuing operations	2,087,815	579,323	391,941
Net cash flows from financing activities from discontinued operations	45,566	39,205	100,582
Net cash flows from financing activities	2,133,381	618,528	492,523

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from continued operations	43,689	(14,132)	(477)
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from discontinued operations	34,502	(40,288)	(5,652)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(203,355)	11,420	1,022,137

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	773,414	659,495	86,382
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	456,886	559,385	110,361
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,230,300	1,218,880	196,743

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	$1,026,945	$773,414	$659,495
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$—	$456,886	$559,385
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,026,945	$1,230,300	$1,218,880

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2023	March 31, 2022	March 31, 2021
		(Recasted)	(Recasted)
Supplemental disclosure of cash flow information:
Cash paid for interest	$199,371	$37,851	$19,098
Income taxes paid	$53,180	$44,473	$10,999

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$—	$—	$—
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$23,586	$7,314	$1,643

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2023	March 31, 2022	March 31, 2021
		(Recasted)	(Recasted)
Cash and cash equivalents	$581,417	$225,464	$168,804
Restricted cash	$445,528	$547,950	$490,691
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,026,945	$773,414	$659,495
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking, underwriting services, commercial banking, insurance products, a payment platform, a conference platform and an online ticket sale platform. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus and the United States. The Company has retail locations in Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France and Armenia. The Company also has subsidiaries in the United States which include a broker-dealer that is registered with the U.S. Securities and Exchange Commission ("SEC") and Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, Kazakhstan Stock Exchange (KASE) and Astana International Exchange (AIX).
As of March 31, 2023, the Company owned directly, or through subsidiaries, the following companies:
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
•Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer ("Freedom EU");
•Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company ("Freedom Technologies");
•Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU ("Freedom GE");
•Freedom UK Prime Limited, a London, United Kingdom-based financial intermediary company ("Prime UK");
•Foreign Enterprise LLC Freedom Finance, a Tashkent, Uzbekistan-based broker-dealer ("Freedom UZ");
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
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance Ltd., a Dubai, United Arab Emirates-based financial intermediary company ("Freedom UAE");
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech");
•Freedom Kazakhstan PC Ltd, an Almaty, Kazakhstan-based non-financial company ("Freedom Kazakhstan PC Ltd.")
•Ticketon Events LLP, an Almaty, Kazakhstan-based online ticket sales company ("Ticketon");
•Freedom Finance Turkey LLC, an Istanbul, Turkey-based financial consulting company ("Freedom TR");
•Paybox Technologies LLP, an Almaty, Kazakhstan-based payment company ("Paybox");
•Freedom U.S. Market LLC, a New York City, New York-based management company of Freedom’s U.S. Operations ("FUSM"); and
•LD Micro, a New York City, a pre-eminent event platform which hosts two premier small and micro-cap world conferences annually ("LD Micro").
The Company also owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company has entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Because such agreements obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all Freedom UA operating losses and net capital requirements, enable the Company to receive 90% of the net profits of

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company's significant assets, necessary technology resources and expertise to conduct the business of Freedom UA, the Company determined that Freedom UA is a variable interest entity ("VIE") and that the Company is the primary beneficiary. Accordingly, the Company consolidated Freedom UA into the financial statements of the Company.

Prior to July 2021, the Company owned approximately 32.9% of Freedom UA, but due to changes to Ukrainian regulations to restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021, the Company was required to sell approximately 23.9% of its equity interest in Freedom UA to Mr. Tashtitov, reducing the Company's direct ownership interest in Freedom UA to approximately 9%.

On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the divestiture of 100% of the share capital of the companies comprising its Russian securities brokerage and complementary banking operations in Russia. Maxim Povalishin, the purchaser, was at the time of the transaction the Deputy General Director and a member of the Board of Directors of Investment Company Freedom Finance LLC. The transaction was approved by the Central Bank of the Russian Federation on February 10, 2023, and the divestiture was completed on February 28, 2023. For financial information regarding the Company's Russian subsidiaries see Note 30 "Assets and Liabilities held for sale" in the notes to our consolidated financial statements.

In July 2022, Investment Company Freedom Finance LLC established a Russian subsidiary Freedom Finance Auto LLC. In January 2023, Investment Company Freedom Finance LLC concluded an agreement with Maxim Povalishin to sell Freedom Finance Auto LLC for RUB 50 million (approximately $695 thousand based on the applicable currency exchange rate on the reporting date). On February 7, 2023, the sale of Freedom Finance Auto LLC was completed.
Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Stock Exchange (AIX), the Moscow Exchange (MOEX) the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). The Company also owns a 24.3% interest in the UX. Freedom EU provides the Company's clients with operational support and access to investment opportunities in the U.S. and European securities markets.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. The Company believes that the decision to include Freedom UA on such list was not justified and it is in the process of appealing such decision.
Unless otherwise specifically or contextually indicated, the “Company” refers to FRHC, together with its consolidated subsidiaries.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting principles
The Company's accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).
Basis of presentation and principles of consolidation
The consolidated financial statements present the consolidated accounts of FRHC and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated from the consolidated financial statements.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023 and 2022 and for the years ended March 31, 2023, 2022 and 2021, the only VIE of the Company was Freedom UA.
The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	March 31, 2023	March 31, 2022

Cash and cash equivalents	26	134
Restricted cash	1,936	2,843
Trading securities	4,010	2,942
Margin lending, brokerage and other receivables, net	1,616	435
Fixed assets, net	782	1,043
Intangible assets, net	131	205
Right-of-use asset	135	905
Other assets	56	127

Total assets	$8,692	8,634

Customer liabilities	5,837	8,439
Securities repurchase agreement obligations	12	3,267
Trade payables	25	35
Lease liability	159	914
Other liabilities	298	434

Total liabilities	$6,331	13,089
Freedom Securities Trading Inc ("FST Belize")
The Company has performed an analysis of Variable Interest Entities (VIEs) to determine if it should consolidate FST Belize in accordance with accounting principles generally accepted in the United States of America (US GAAP). As part of this analysis, the Company considered if FST Belize meets the definition of a variable interest entity, if the Company holds a variable interest in FST Belize and ultimately whether it has the power to control the most significant activities of FST Belize.

The Company concluded that FST Belize is not a variable interest entity because it has sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Timur Turlov who is also the Company's controlling shareholder, chairman and chief executive officer. In addition, the Company concluded that the only potential variable interest it holds in FST Belize is the margin lending provided by the Company and that this margin lending does not expose the Company to variability associated with the operations of FST Belize because it is fully collateralized by liquid marketable securities under the Company’s custody for which the contractual arrangements allow the Company to sell to cover any losses in the margin lending.. Lastly, the Company also considered that it does not have the power to control FST Belize because it does not own any of the voting shares or other contractual arrangements that allow it to control its operations.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of total revenue, net are as follows:
• Commissions on brokerage services;
• Commissions on banking services (money transfers, foreign exchange operations and other); and
• Commissions on investment banking services (underwriting, market making, and bondholders' representation services).

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Company is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which the Company controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent.

In certain cases, other parties are involved with providing products and services to our customers. If the Company is principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in non interest expense. If the Company is an agent in the transaction (arranging for another party to provide goods or services), the Company reports its net fee or commission retained as revenue.

Interest income

Interest income on margin loans, loans issued, trading securities, available-for-sale securities, and reverse repurchase agreement obligations are recognized based on the contractual provisions of the underlying arrangements.

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

Loans

The Company's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, loans issued to policyholders and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential homes, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Company's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Loans issued to policyholders are represented by loans issued by insurer to its policyholders under an accumulative insurance contract. Policy loans are provided within the redemption amount, which is a security for the return of the received loan and covers the loans amount and interest. Car loans consists of loans provided to individuals to purchase new or used car.

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
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistani som, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Company uses exchange rates from the National Bank of the Republic of Kazakhstan for foreign currency translation purposes.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers' needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
Restricted cash
Restricted cash consists of cash equivalents that is held for specific reasons and not available for immediate use. They are generally comprised of certain investments with original maturities of more than three months. Mainly represented by customers' cash and guaranty deposits, which are restricted in use by the Company.
Available-for-sale securities
Financial assets categorized as available-for-sale ("AFS") are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.
Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, and foreign exchange gains and losses are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the accumulated other comprehensive (loss)/income is then reclassified to net realized gain/(loss) on investments available-for-sale in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Margin lending, brokerage and other receivables
The Company engages in securities financing transactions with and for clients through margin lending. In margin lending, the Company's customers borrow funds from the Company or sells securities the customer does not own against the value of their qualifying securities held in custody by the Company. Under these agreements, the Company is permitted to sell or repledge securities received as collateral. Furthermore, the contractual arrangements establish that the Company can use the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
pledged collateral by the customers for repurchase agreement operations, securities lending transactions or delivery to other counterparties to cover short positions.
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
For both individual and institutional brokerage clients, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the client or may use such financial instruments for our own account or the account of another client. We maintain omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, we may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
As of March 31, 2023, margin lending receivable balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Company, including $37.1 million margin lending receivable collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff. Pursuant to the Company’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2022, 2022, and 2021 the Company had not recorded any charges for impairment of long-lived assets.
Impairment of goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.

The Company has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. In line with this, the reporting units have been established as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Central Asia and Eastern Europe Reporting Unit: This reporting unit represents the Company's operations in Central Asia, which encompasses countries such as Kazakhstan, Uzbekistan, Kyrgyzstan and Ukraine. The management team responsible for the Central Asia and Eastern Europe region regularly reviews financial information specific to this reporting unit, including revenue, expenses, and key performance indicators.

Europe excluding Eastern Europe Reporting Unit: This reporting unit comprises the Company's operations in various European countries, such as Cyprus, Germany and United Kingdom. The management team responsible for the Europe region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

US Reporting Unit: This reporting unit comprises the Company's operations in USA. The management team responsible for the US region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Middle East/Caucasus Unit: This reporting unit comprises the Company's operations in Middle East/Causcasus. This reporting unit represents the Company's operations in Middle East/Caucasus, which encompasses countries such as Armenia, Azerbaijan, UAE and Turkiye. The management team responsible for the Middle East/Causcasus region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Goodwill has been allocated to each reporting unit based on its relative fair value at the time of acquisition or significant triggering events. The fair value allocation of goodwill to reporting units is periodically reassessed to ensure alignment with the Company's evolving organizational structure and operational dynamics.

The Company conducts impairment testing on an annual basis or whenever indicators of potential impairment arise. The impairment testing involves comparing the carrying amount of each reporting unit, including its allocated goodwill, to its fair value. If the carrying amount exceeds the fair value, an impairment loss is recognized.

Further details regarding the measurement of goodwill impairment and the results of impairment tests for each reporting unit are provided below.

The Company discloses information about the reporting units, the carrying amounts of goodwill allocated to each reporting unit, and the impairment losses recognized. The allocation of goodwill to reporting units ensures a focused evaluation of each unit's financial performance and facilitates the identification of potential impairment, enhancing the transparency and reliability of our financial reporting.

As of March 31, 2023 and 2022, goodwill recorded in the Company's Consolidated Balance Sheets totaled $14,192 and $5,898 respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The Company compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

During the year ended March 31, 2023, the Company did not recognize an impairment loss related to goodwill.

During the year ended March 31, 2022, the conflict between Russia and Ukraine escalated, and military operations began on the territory of Ukraine. The conflict resulted in sanctions being imposed on Russia. As a result of this conflict, the Company's subsidiaries operating in Russia and Ukraine, including Freedom Bank RU, Freedom UA, and Zerich, incurred significant losses.
In its annual goodwill impairment test for the year ended March 31, 2022, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich was below the carrying amount of the Company’s goodwill. As a result, as of March 31, 2022, the Company recognized impairment loss for the goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich in the amount of $2,300 through Other (income)/expense, net as presented on the Consolidated Statements of Operations and Statements of Other Comprehensive Income, and presented goodwill, net of impairment loss in the Company's Consolidated Balance Sheets.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The current uncertainty surrounding the conflict between Russia and Ukraine makes it difficult to perform reasonable projections of future income and expenses of the Ukrainian subsidiary.
The goodwill value at March 31, 2023 increased compared to March 31, 2022, due to acquisition of London Almaty, Ticketon, LD Micro and Paybox and as a result of foreign exchange currency translation.
The changes in the carrying amount of goodwill for the years ended March 31, 2023 and March 31, 2022, were as follows:

	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Held for Sale	Middle East/ Caucasus	Total
Goodwill, gross
Balance as of March 31, 2021 (Recasted)	$5,261	$—	$1,626	$810	$—	$7,697
Foreign currency translation	(157)	—	—	658	—	501
Acquired	—	—	—	—	—	—
Balance as of March 31, 2022 (Recasted)	5,104	$—	$1,626	$1,468	$—	$8,198
Foreign currency translation	(74)	—	—	—	—	(74)
Acquired	2,594	—	5,774	—	—	8,368
Balance as of March 31, 2023	7,624	$—	$7,400	$1,468	$—	$16,492

Accumulated impairment
Balance as of March 31, 2021	$—	$—	$—	$—	$—	$—
Impairment expense	832	—	—	1,468	—	2,300
Balance as of March 31, 2022	$832	$—	$—	$1,468	$—	$2,300
Impairment expense	—	—	—	—	—	—
Balance as of March 31, 2023	$832	$—	$—	$1,468	$—	$2,300

Goodwill, net of impairment
Balance as of March 31, 2021	$5,261	$—	$1,626	$810	$—	$7,697
Balance as of March 31, 2022	$4,272	$—	$1,626	$—	$—	$5,898
Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$—	$14,192
Business combinations and acquisitions
Acquisitions of businesses not under common control are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred by the Company, liabilities incurred by the Company to the former owners of the acquiree and the equity interests issued by the Company in exchange for control of the acquiree. Acquisition-related costs are

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
generally recognized in profit or loss as incurred. The assets and liabilities acquired are recognized, with certain exceptions such as deferred taxes, at their fair values at the acquisition date.

Business combinations under common control are accounted for under the pooling of interests method which involves combining the financial statements of the acquiring and acquired entities as if they had been combined from the beginning of the common control relationship. The assets and liabilities are combined on a carry over basis and not restated to its fair values. This approach required the Company to recast its consolidated financial statements to reflect the assets, liabilities and operations of the acquired entities since the beginning of the earliest comparative period.
Asset and Liabilities Held for Sale
The Company classifies assets and liabilities ("the disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Criteria include management commitment to divest the disposal group in its present condition and the divestiture being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to divest. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to divest, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. During the year ended March 31, 2023, the Company incurred loss from divestiture of the disposal group in the amount of $26,118, and recognized it within the line item Net income from discontinued operation on the Consolidated Statements of Operations and Statements of Other Comprehensive Income.

A disposal group that represents a strategic shift to the Company or is acquired with the intention to divest is reflected as a discontinued operation on the Consolidated Statements of Operation and Statements of Other Comprehensive Income. The Consolidated Financial Statements and related Notes reflect the securities brokerage and complementary banking operations in Russia as discontinued operations as the Company entered into an agreement to divest these operations. The divestiture of these operations was approved by the Central Bank of the Russian Federation on February 10, 2023, and the divestiture was completed on February 28, 2023.

See Note 30 "Assets and Liabilities held for sale" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report, for more information on assets held for sale and discontinued operations.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The Company will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2023 and 2022, the Company had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2023 and 2022.
Fair Value
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
Leases

The Company follows ASU No. 2016-02, "Leases (Topic 842)," upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 28 "Leases", in the notes to our consolidated financial statements in Part II Item 8 of this annual report for additional disclosure and significant accounting policies affecting leases.
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
Deferred acquisition costs
Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.

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

Net written insurance premiums represent gross written premiums less premiums ceded to reinsurers. Upon inception of a contract (except for classes of life and annuity insurance), premiums are recorded as written and are earned on a pro rata basis over the term of the related contract coverage. The unearned premium reserve represents the portion of the premiums written relating to the unexpired terms of coverage and is included in the accompanying statement of Consolidated Balance Sheets.

Unearned premium reserve relates to non-life insurance products and non-annuity insurance products.

Claims and other insurance expenses are expensed to the Consolidated Statements of Operations and Statements of Other Comprehensive Income as incurred.

Loss reserves

Premium Deficiency Reserve

Premium deficiency reserve is a liability balance based on actuarial estimates for anticipated losses on value-based-care contracts reassessed by management when it becomes probable that future losses will be incurred. The reserve balance is the sum of expected future costs, claims adjustment expenses, and maintenance costs that exceed future premiums under contracts excluding consideration from investment income. Losses or gains from these reassessments are recorded in the period in which such losses were identified and reflected within the Consolidated Statement of Operations and Other Comprehensive Loss. If a premium deficiency occur, future changes in the liability is based on the revised assumptions. No loss is reported if it results in creating future income. The liability for future policy benefits using revised assumptions based on actual and anticipated experience is estimated periodically for comparison with the liability for future policy benefits (reduced by unamortized acquisition costs) at the valuation date. Premium deficiency reserves are amortized over the period in which loses are expected to be incurred and expected to have an offsetting impact on operating losses in that period. Premium deficiency reserve process is applicable for both life and non-life insurance policies.

Use of Estimates in Premium Deficiency Reserves. Our Premium deficiency reserve may fluctuate from period to period as a percentage of total revenue and value-based care revenue. This is due to the significant uncertainty and varying nature of key inputs into the measurement of the reserves, driving the income or expense in the period. These key inputs include the contractual rates within value-based care contracts, forecasted benefit and member population changes, contractual periods,

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
risk adjustments and claims costs forecasts associated with our member populations and allocation of operating costs to these contracts.

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

Life insurance

Not incurred claims reserves (NIC) on life insurance contracts equal the NIC amount for all life insurance contracts valid as at the reporting date. NIC reserve on a separate contract of life insurance is equal to the maximum value of the net level premium reserve and gross-premium reserve. Net level premium reserve is the present value of future benefits (excluding survival benefits) less present value of future net premiums. Gross-premium reserve is present value of benefits, expenses of the Company that are directly related to consideration, settlement, and determination of the benefit amount, operating expenses of the Company related to conducting of the business, less present value of future gross-premiums. The Company excludes terminations of the contracts from the statistics which is then used for NIC reserves, given the inclusion of terminations will result lower level of NIC reserves which may not be sufficient.

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
Segment information

The Company used management approaches to identify its reportable segments, as required by ASC 280. The management approach is based on the way the Company's management organizes and evaluates its operations, and based on the way the Company's operations are managed and reported in its internal financial reporting system.

The company identified the following segments:
1. Central Asia and Eastern Europe
2. Europe, excluding Eastern Europe
3. U.S.
4. Middle east/Caucasus

The Company evaluated whether its segments met the quantitative thresholds to be reportable separately. The quantitative thresholds require that a segment's revenue is 10% or more of the combined revenue of all segments, or its absolute profit or loss is 10% or more of the greater of the combined absolute profit of all segments that have a positive profit or the combined absolute loss of all segments that have a loss. The Company's Central Asia and Eastern Europe and Europe segments were identified under the quantitative thresholds.

Under the management approach, the Company identified its US and Middle East/Caucasus region as its reportable segments as they are managed separately from other regions. Both regions are led by a separate management team that are responsible for its operations, and its performance is regularly reviewed by the CODM.

The Company determined that its US and Middle East/Caucasus regions met the qualitative threshold of being managed separately and did not need to rely on the quantitative thresholds.

Factors Used in Determining Reportable Segments

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

The Company considered several factors when determining its reportable segments. These factors include similarities and differences among its products, services, and geographical locations, economic factors, and internal reporting.
The Company considered the similarities and differences among its products, services, and geographical locations to determine whether they should be aggregated or reported separately. Each region was determined to be sufficiently different from other regions and therefore should be reported separately.

The Company also considered the economic factors that affect its operating segments, such as the regulatory environment, competitive landscape, and market conditions, to determine whether they should be reported separately. Reportable regions were determined to have unique economic factors that warranted separate reporting.

The information that is regularly reviewed by the CODM, including but not limited to the revenue, profit or loss, and assets, was also considered by the Company when determining its reportable segments. Each reportable segment was determined to be regularly reviewed by the CODM and therefore should be reported separately.
Advertising expense

For the years ended March 31 2023, 2022 and 2021 the Company had expenses related to advertising in the amount of $14,059, $11,916 and $6,971 respectively. All costs associated with advertising are expensed in the period incurred.
Recent accounting pronouncements
In June 2016 the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments-Credit Losses (Topic 326). The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are SEC filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, the Board considered requiring an effective date staggered at least two years after bucket one for major updates. When ASU 2019-10 was issued, it provided SRCs with the option to defer the implementation of the standard. As the Company qualified as an SRC at the time of the standard's release, we chose not to adopt the update on January 1, 2020. The Company from March 31, 2022 has grown and become as a Larger Public Company and according to ASU 2019-10, qualifies for bucket one. Accordingly, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company evaluated the impact that ASU 2016-13 will have on its consolidated financial statements and related disclosures. The Company is going to adopt ASC 326 using the modified retrospective transition approach for its financial assets. The Company analyzed all financial assets and expect the significant effect only for its loans issued. We expect the effect to be an adjustment to the allowance for credit losses for loans issued of approximately USD10 million upon adoption of ASU 2016-13 as of April 1, 2023. The Company does not expect a significant impact from the transition to this standard on other financial assets at amortized costs. As a result, the Company will adopt Topic 326 starting from April 1, 2023.
In November 2019, the FASB issued ASU 2019-10 "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)".
In August 2021 the FASB issued Accounting Standard Update No 2021-06 "Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)" which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant's fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company does not expect the impact that ASU 2021-06 will have a significant impact on its consolidated financial statements and related disclosures.
In October 2021, The SEC issued the amendment of Business Combinations (Topic 805), No. 2021-08, which related to Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The main amendments were concentrated in paragraphs 805-20-25-16 through 25-17 and add paragraph 805-20-25-28C and its related heading, with a link to transition paragraph 805-20-65-3, where the topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. Moreover, the topic amends paragraphs 805-20-30-10 through 30-12 and add paragraphs 805-20-30-27 through 30-30 and their related heading, with a link to transition paragraph 805-20-65-3. Paragraph 805-20-25-16 notes that the Business Combinations Topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. In the topic has been added paragraph 805-20-65-3, in which the following represents the transition and effective date information related to Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect that ASU 2021-08 will have an impact on the Company's consolidated financial statements and related disclosures.

In March 2022 the FASB issued Accounting Standards Update No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", which introduces the amendments, which targeted on improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity's risk management activities in its financial statements. The amendments in this Update apply to the Company that elect to apply the portfolio layer method of hedge accounting in accordance with Table of Contents Topic 815. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, the last-of-layer method allows an entity to hedge a stated amount of the asset or assets in the closed portfolio that is anticipated to be outstanding for the designated hedge period. If the requirements for the last-of-layer method are met, prepayment risk is not incorporated into the measurement of the hedged item. Accordingly, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. The Company does not expect that ASU 2022-01 will have an impact on the Company's consolidated financial statements and related disclosures.

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

In June 2022, FASB Issued Accounting Standard Updated No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB has issued this standard to (1) clarify the guidance in Topic 820 – Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
those fiscal years. The Company is currently evaluating the impact that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

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

In December 2022, the FASB issued Accounting Standards Update No. 2022-06 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. The amendments in this Update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities upon issuance of this Update. The Company has evaluated that the Update No. 2022-06 did not have an impact on its consolidated financial statements and related disclosures.

In March 2023, FASB Issued Accounting Standard Updated No. 2023-01 “Lease (Topic 842)”. Topic 842 requires that entities determine whether a related party arrangement between entities under common control (hereinafter referred to as a common control arrangement) is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions).That represents a change from the requirements of Topic 840, Leases, which required that an entity classify and account for an arrangement on the basis of economic substance when those terms and conditions were affected by the related party nature of the arrangement. The amendments in this Update affect all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments apply to all entities (that is, public business entities, private companies, not-for-profit entities, and employee benefit plans). The amendments in this Update for both Issue 1 and Issue 2 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company considers that ASU No. 2023-01 did not have an impact on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued Accounting Standards Update No. 2023-02 “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
income tax benefits when certain requirements are met. The amendments in this Update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740 has been applied. The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company considers that the Update No. 2023-02 will not have an impact on its consolidated financial statements and related disclosures.
NOTE 3 - RECAST
When preparing the consolidated financial statements as of and for the year ended March 31, 2023, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2022 and 2021, required revision due to the closing on May 17, 2022, of the Company's acquisition of two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance, which were deemed to be entities under common control with the Company since 2018. Prior to the Company's acquisition of these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired Freedom Life and Freedom Insurance from a non-related party on February 28, 2018, and August 22, 2018, respectively. The two companies are under common control with the Company since the dates when they were acquired by Timur Turlov.
The Company acquired these companies from Mr. Turlov at the historical cost paid by him plus amounts he had contributed as additional paid in capital since his purchase. The Company acquired the two companies to expand its presence in the insurance segment. The purchase price for 100% of the outstanding shares of Freedom Insurance was $13,977 and the purchase price for 100% of the outstanding shares of Freedom Life was $12,611. During the year ended March 31,2023 Freedom KZ has fully repaid the payable for acquisitions of Freedom Life and Freedom Insurance.

The financial results of Freedom Life and Freedom Insurance have been consolidated in financial statements as of and for the year ended March 31, 2022, and in the corresponding periods of 2021 for comparative purposes, as if they had been acquired prior to such periods.
The previously issued Consolidated Balance Sheet as of March 31, 2022, and Consolidated Statements of Operations and Statements of Other Comprehensive Income for the year ended March 31, 2022 and March 31, 2021, have been revised as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	As of March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	As recasted
ASSETS
Cash and cash equivalents	$224,663	$1,429	$(917)	$371	$(82)	$225,464
Restricted cash	547,950	—	—	—	—	547,950
Trading securities	1,080,982	8,875	—	68,520	—	1,158,377
Available-for-sale securities, at fair value	1	161,363	—	—	—	161,364
Margin lending, brokerage and other receivables, net	147,480	172	(34)	61	(20)	147,659
Loans issued	92,403	43	—	—	—	92,446
Fixed assets, net	17,387	182	—	254	—	17,823
Intangible assets, net	3,512	1,490	—	161	—	5,163
Goodwill	5,388	359	—	151	—	5,898
Right-of-use asset	6,747	532	—	152	—	7,431
Insurance contract assets	—	3,555	—	2,157	—	5,712
Other assets, net	19,351	9,863	—	427	—	29,641
Assets held for sale	825,419	—	—	—	—	825,419
TOTAL ASSETS	$2,971,283	$187,863	$(951)	$72,254	$(102)	$3,230,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$742,710	$47,690	$—	$49,824	$—	$840,224
Customer liabilities	766,627	—	(917)	—	(82)	765,628
Margin lending and trade payables	45,082	—	—	21	(20)	45,083
Liabilities from insurance activity	—	108,925	—	13,162	—	122,087
Current income tax liability	14,556	—	—	—	—	14,556
Securities sold, not yet purchased – at fair value	13,865	—	—	—	—	13,865
Debt securities issued	34,390	—	—	—	—	34,390
Lease liability	6,785	543	—	176	—	7,504
Liability arising from continuing involvement	6,447	—	—	—	—	6,447
Other liabilities	20,668	551	(34)	292	—	21,477
Liabilities held for sale	812,478	—	—	—	—	812,478
TOTAL LIABILITIES	$2,463,608	$157,709	$(951)	$63,475	$(102)	$2,683,739
Commitments and Contingent Liabilities (Note 31)	—	—	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of March 31, 2022	59	9,465	(9,464)	15,576	(15,577)	59
Additional paid in capital	141,340	—	16,498	—	16,907	174,745
Retained earnings	426,563	28,132	(6,665)	(4,812)	(1,294)	441,924
Accumulated other comprehensive loss	(53,291)	(7,444)	(369)	(1,985)	(36)	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$514,671	$30,153	$—	$8,779	$—	$553,603

Non-controlling interest	(6,996)	1	—	—	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$507,675	$30,154	$—	$8,779	$—	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,971,283	$187,863	$(951)	$72,254	$(102)	$3,230,347

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	As recasted
Revenue:
Fee and commission income	$335,444	$—	$—	$83	$(316)	$335,211
Net gain/(loss) on trading securities	156,345	(1,283)	—	190	—	155,252
Interest income	90,153	23,027	—	8,429	—	121,609
Insurance underwriting income	—	60,526	—	12,455	—	72,981
Net gain on foreign exchange operations	1,979	1,615	—	197	—	3,791
Net gain on derivatives	946	—	—	—	—	946
TOTAL REVENUE, NET	584,867	83,885	—	21,354	(316)	689,790

Expense:
Fee and commission expense	73,243	12,289	—	693	(316)	85,909
Interest expense	65,449	5,194	—	6,304	—	76,947
Insurance claims incurred, net of reinsurance	—	42,606	—	11,841	—	54,447
Payroll and bonuses	39,779	3,624	—	2,885	—	46,288
Professional services	12,123	106	—	453	—	12,682
Stock compensation expense	7,859	—	—	—	—	7,859
Advertising expense	10,059	—	—	1,857	—	11,916
General and administrative expense	18,744	3,516	—	1,273	—	23,533
Provision for impairment losses	2,206	—	—	296	—	2,502
Other expense/(income), net	1,312	2,708	—	(6)	—	4,014
TOTAL EXPENSE	230,774	70,043	—	25,596	(316)	326,097

NET INCOME/(LOSS) BEFORE INCOME TAX	354,093	13,842	—	(4,242)	—	363,693

Income tax (expense)/benefit	(38,529)	(54)	—	13	—	(38,570)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	315,564	13,788	—	(4,229)	—	325,123

Loss before income tax (expense)/benefit of discontinued operations	(117,199)	—	—	—	—	(117,199)

Income tax benefit of discontinued operations	13,004	—	—	—	—	13,004

Loss from discontinued operations	(104,195)	—	—	—	—	(104,195)

NET INCOME/(LOSS)	$211,369	$13,788	$—	$(4,229)	$—	$220,928

Less: Net loss attributable to non-controlling interest in subsidiary	(6,566)	—	—	—	—	(6,566)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$217,935	$13,788	$—	$(4,229)	$—	$227,494

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(4,292)	—	—	—	(4,292)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	2,222	—	—	—	2,222
Foreign currency translation adjustments	(17,245)	(2,014)	—	(1,363)	—	(20,622)

OTHER COMPREHENSIVE (LOSS)/INCOME	(17,245)	(4,084)	—	(1,363)	—	(22,692)

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$194,124	$9,704	$—	$(5,592)	$—	$198,236

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(6,566)	—	—	—	—	(6,566)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$200,690	$9,704	$—	$(5,592)	$—	$204,802
For the year ended March 31, 2022, the Company’s EPS as reported was 5.43 for both basic and diluted EPS for continuing operations, (1.75) for both basic and diluted EPS for discontinued operations, and 3.67 for both basic and diluted total EPS. Due to the items noted above, the Company’s EPS has been recast to 5.59 for both basic and diluted EPS for continuing operations, to (1.75) for both basic and diluted EPS for discontinued operations, and to 3.84 for both basic and diluted total EPS.

	Year ended March 31, 2021
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	As recasted
Revenue:
Fee and commission income	$215,996	$—	$—	$188	$(176)	$216,008
Net gain on trading securities	25,911	966	—	1,930	—	28,807
Interest income	22,815	11,818	—	3,841	—	38,474
Insurance underwriting income	—	54,412	—	8,539	—	62,951
Net gain/(loss) on foreign exchange operations	1,143	(443)	—	(143)	—	557
Net gain on derivatives	86	—	—	—	—	86
TOTAL REVENUE, NET	265,951	66,753	—	14,355	(176)	346,883

Expense:
Fee and commission expense	65,978	4,383	—	352	(176)	70,537
Interest expense	18,606	1,605	—	2,233	—	22,444
Insurance claims incurred, net of reinsurance	—	46,754	—	5,651	—	52,405
Payroll and bonuses	17,941	3,172	—	2,322		23,435
Professional services	3,980	148	—	302		4,430
Stock compensation expense	114	—	—	—		114
Advertising expense	5,027	119	—	1,944		6,971
General and administrative expense	8,391	1,304	—	1,314	(10)	11,118
Provision for impairment losses	1,517	73	—	—	—	1,590
Other (income)/expense, net	(106)	2,359	—	(229)	10	2,034
TOTAL EXPENSE	121,448	59,917	—	13,889	(176)	195,078

NET INCOME BEFORE INCOME TAX	144,503	6,836	—	466	—	151,805

Income tax (expense)/benefit	(23,362)	8	—	47	—	(23,307)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

INCOME FROM CONTINUING OPERATIONS	121,141	6,844	—	513	—	128,498

Income before income tax expense of discontinued operation	28,518	—	—	—	—	28,518

Income tax expense of discontinued operations	(6,735)	—	—	—	—	(6,735)

Income from discontinued operations	21,783	—	—	—	—	21,783

NET INCOME	$142,924	$6,844	$—	$513	$—	$150,281

Less: Net income attributable to non-controlling interest in subsidiary	631	—	—	—	—	631

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$142,293	$6,844	$—	$513	$—	$149,650

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	(304)	—	—	—	(304)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	71	2,021	—	—	—	2,092
Foreign currency translation adjustments, net of tax effect	1,857	10,866	—	(9,936)	—	2,787

OTHER COMPREHENSIVE INCOME/(LOSS)	1,928	12,583	—	(9,936)	—	4,575

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$144,852	$19,427	$—	$(9,423)	$—	$154,856

Less: Comprehensive income attributable to non-controlling interest in subsidiary	631	—	—	—	—	631

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$144,221	$19,427	$—	$(9,423)	$—	$154,225
For the year ended March 31, 2021, the Company’s EPS as reported was 2.06 for both basic and diluted EPS for continuing operations, 0.37 for both basic and diluted EPS for discontinued operations, 2.44 for basic total EPS, and 2.43 for diluted total EPS. Due to the items noted above, the Company’s EPS has been recast to 2.19 for both basic and diluted EPS for continuing operations, to 0.37 for both basic and diluted EPS for discontinued operations, and to 2.56 for both basic and diluted total EPS, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 4 - CASH AND CASH EQUIVALENTS

	March 31, 2023	March 31, 2022
		(Recasted)
Short term deposits in National Bank (Kazakhstan)	$357,454	$42,517
Short term deposits in commercial banks	83,755	70,156
Short term deposits on brokerage accounts	37,417	71,060
Petty cash in bank vault and on hand	35,998	18,607
Short term deposits in stock exchanges	31,691	2,828
Securities purchased under reverse repurchase agreements	29,812	19,947
Cash in transit	3,364	35
Overnight deposits	1,926	—
Short term deposits in the Central Depository (Kazakhstan)	—	314

	$581,417	$225,464
As of March 31, 2023 and 2022, cash and cash equivalents were not insured. As of March 31, 2023 and 2022, the cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	2.06%	$17,102	$—	$17,102
Corporate equity	17.17%	6,963	—	6,963
Non-US sovereign debt	6.12%	3,483	—	3,483
Corporate debt	2.52%	2,079	185	2,264

Total		$29,627	$185	$29,812

	March 31, 2022 (Recasted)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	16.38%	$9,952		$9,952
Non-US sovereign debt	12.51%	9,786	—	9,786
Corporate equity	16.90%	152	—	152
Corporate debt	11.88%	57	—	57

Total		$19,947	$—	$19,947
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2023 and 2022, was $31,165 and $19,911 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 5 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2023 and 2022, consisted of:

	March 31, 2023	March 31, 2022
		(Recasted)
Brokerage customers' cash	$328,435	$531,032
Guaranty deposits	116,628	5,540
Restricted bank accounts	10,436	2,844
Deferred distribution payment	23	8,534

Allowance for restricted cash	(9,994)	—

Total restricted cash	$445,528	$547,950
As of March 31, 2023, and March 31, 2022, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers.
As of March 31, 2023 and March 31, 2022 guarantee deposits in the amount of $115,828 and $3,260 respectively included the minimum requirements on stock exchanges for conducting transactions (MOEX, KASE). Guaranty deposits are required to be placed by every stock exchange participant. In addition to the guaranty deposits, the Freedom Bank KZ also maintains the required margin security on a regular basis depending on the size of the positions held in the treasury, as well as current volatility.

As of March 31, 2022, restricted cash included a deferred distribution payment amount of $8,534, representing cash held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s legacy oil and gas exploration and production operations which is the subject of the Estate of Toleush Tolmakov litigation. As a result of disputes between a shareholder’s putative heirs, no party has yet established legal and beneficial ownership of the distribution payment. The Company did not claim an ownership interest in the distribution payment. During the year ended March 31, 2023, $8,378 of this amount was deposited with the court registry in accordance with a court order and was written off by the Company. Interest on such amount in the amount of $23 continues to be recorded as restricted cash.

On October 19, 2022, the Ukrainian authorities froze the assets of Freedom UA and suspended its brokerage license for five years after it was added to the Ukrainian government's sanctions list. It has been ascertained that the license cannot be withdrawn due to the inability of Freedom UA to comply with prescribed procedures for returning the license to the issuing authority. In order to comply with such prescribed procedures, Freedom UA must settle all outstanding obligations and initiate the liquidation of its assets. However, the imposition of sanctions has rendered this task unattainable, as all accounts, balances, and transactions remain subject to blockade, creating a technical impediment to the withdrawal of the license from Freedom UA. The Company believes that the decision to include Freedom UA on the Ukrainian government's sanctions list was not justified and it is in the process of appealing such decision. An acknowledgment has been made that the matter is under the jurisdiction of the President of Ukraine, who will be able to address it following the conclusion of the counteroffensive operations that began in April and are continuing. The Company has not deconsolidated Freedom UA due to its immaterial size in the context of the Company's overall group. As of March 31, 2023, Freedom UA's cash and cash equivalents were reclassified as restricted bank accounts as part of restricted cash. Due to the ongoing war in the country, the Company has established an allowance for impairment on its restricted cash held in Sky Bank. The establishment of this allowance is a result of the uncertainties and high risks associated with utilizing the funds during the war period.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 6 - TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of March 31, 2023 and 2022, trading and available-for-sale securities consisted of:

	March 31, 2023	March 31, 2022
		(Recasted)
Corporate debt	$1,269,879	$712,134
Non-US sovereign debt	1,029,857	360,570
Corporate equity	65,741	72,354
US sovereign debt	45,022	10,435
Exchange traded notes	2,057	2,884
Total trading securities	$2,412,556	$1,158,377

Corporate equity	—	1
Corporate debt	191,082	145,836
Non-US sovereign debt	40,162	12,997
US sovereign debt	7,809	2,530
Total available-for-sale securities, at fair value	$239,053	$161,364

The following tables present maturity analysis for available-for-sale securities as of March 31, 2023 and 2022:

	March 31, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	77,006	82,579	31,486	11	191,082
Non-US sovereign debt	—	33,143	820	6,199	40,162
US sovereign debt	1,947	2,805	1,725	1,332	7,809
Total available-for-sale securities, at fair value	$78,953	$118,527	$34,031	$7,542	$239,053

	March 31, 2022
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	69,364	50,155	26,284	33	145,836
Non-US sovereign debt	1,692	864	1,086	9,355	12,997
US sovereign debt	—	—	—	2,530	2,530
Corporate equity	—	—	—	1	1
Total available-for-sale securities, at fair value	$71,056	$51,019	$27,370	$11,919	$161,364

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $834,917 and the Ministry of Finance of the Republic of Kazakhstan (S&P Global: BBB- credit rating) in the amount of $1,015,161. As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $357,343 and $488,560, respectively.
The Company recognized no other than temporary impairment in accumulated other comprehensive loss.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2023 and 2022:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	15.62%	$1,269,879	$1,106,584	$162,895	$400
Non-U.S. sovereign debt	12.04%	1,029,857	971,762	54,319	3,776
Corporate equity	—	65,741	62,971	1,808	962
U.S. sovereign debt	4.22%	45,022	45,022	—	—
Exchange traded notes	—	2,057	447	1,610	—

Total trading securities		$2,412,556	$2,186,786	$220,632	$5,138

Corporate debt	15.78%	191,082	129,504	61,578	—
Non-U.S. sovereign debt	13.64%	40,162	39,624	538	—
U.S. sovereign debt	4.24%	7,809	7,809	—	—

Total available-for-sale securities, at fair value		$239,053	$176,937	$62,116	$—

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2022 (Recasted) using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	9.09%	$712,134	$711,539	$—	$595
Non-U.S. sovereign debt	13.15%	360,570	352,274	—	8,296
Corporate equity	—	72,354	71,827	276	251
U.S. sovereign debt	2.35%	10,435	10,435	—	—
Exchange traded notes	—	2,884	2,884	—	—

Total trading securities		$1,158,377	$1,148,959	$276	$9,142

Corporate equity	—	$1	—	—	1
Corporate debt	11.09%	145,836	145,836	—	—
Non-U.S. sovereign debt	5.51%	12,997	12,997	—	—
U.S. sovereign debt	2.17%	2,530	2,530	—	—

Total available-for-sale securities, at fair value		$161,364	$161,363	$—	$1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2023 and 2022. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2023	Significant Unobservable Inputs	%

Corporate equity	DCF	$961	Discount rate	58.8%
			Estimated number of years	9 years
Corporate debt	DCF	$399	Discount rate	74.0%
			Estimated number of years	3 months
Non-US sovereign debt	DCF	$3,778	Discount rate	48.8%
			Estimated number of years	11 years
		$5,138

Type	Valuation Technique	FV as of March 31, 2022	Significant Unobservable Inputs	%

Corporate equity	DCF	$251	Discount rate	20.0%
			Estimated number of years	9 years
Corporate debt	DCF	$595	Discount rate	45.0%
			Estimated number of years	3 months
Non-US sovereign debt	DCF	$7,524	Discount rate	69.0%
			Estimated number of years	11 years
Non-US sovereign debt	DCF	$772	Discount rate	13.9%
			Estimated number of years	1 year
		$9,142
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2023:

Trading securities
Balance as of March 31, 2021 (Recasted)	$19,033

Reclassification to level 3	682
Reclassification to level 1	(18,371)
Purchase of investments that use Level 3 inputs	10,812
Revaluation of investments that use Level 3 inputs	(3,014)
Balance as of March 31, 2022 (Recasted)	$9,142

Reclassification to level 2	(1,339)
Sale of investments that use Level 3 inputs	(5,213)
Purchase of investments that use Level 3 inputs	2,604
Revaluation of investments that use Level 3 inputs	(56)
Balance as of March 31, 2023	$5,138

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of March 31, 2023 and 2022:

	March 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$192,167	$(402)	$(683)	$191,082	2023 - 2035
Non-US sovereign debt	42,456	—	(2,294)	40,162	2024 - indefinite
U.S. sovereign debt	8,391	—	(582)	7,809	2023 - 2044
Total available-for-sale securities, at fair value	$243,014	$(402)	$(3,559)	$239,053

	March 31, 2022 (Recasted)
	Assets measured at amortized cost	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$146,111	$(275)	$145,836	2022 - 2035
Non-US sovereign debt	13,784	(787)	12,997	2022 - indefinite
U.S. sovereign debt	2,912	(382)	2,530	2044
Corporate equity	1	—	1	not applicable
Total available-for-sale securities, at fair value	$162,808	$(1,444)	$161,364

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 7 - MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables, net of the Company are comprised of the following:

	March 31, 2023	March 31, 2022
		(Recasted)
Margin lending receivables	$361,684	$138,983
Receivables from brokerage clients	7,302	4,386
Bank commissions receivable	6,035	598
Receivable for underwriting and market-making services	2,317	296
Long-term installments receivables	895	1,367
Dividends accrued	486	45
Receivable from sale of securities	613	884
Other receivables	9,504	3,207

Allowance for receivables	(12,507)	(2,107)

Total margin lending, brokerage and other receivables, net	$376,329	$147,659
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
The fair value of collateral received by the Company under margin loans as of March 31, 2023, and March 31, 2022 was $1,418,129 and $4,432,621, respectively.
As of March 31, 2023 and March 31, 2022, amounts due from a single related party customer were $290,195 and $102,669, respectively or 78% and 73% respectively, of total margin lending, brokerage and other receivables, net. Approximately 98% and 95% of these balances were due from Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FST Belize”), a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Company considers receivables due from related parties fully collectible.
For both individual and institutional brokerage clients, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the client or may use such financial instruments for our own account or the account of another client. We maintain omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, we may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
As of March 31, 2023, margin lending receivable balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Company, including $37.1 million margin lending receivable collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff. Pursuant to the Company’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
As of March 31, 2023 and March 31, 2022 using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $12,507, $2,107 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 8 - LOANS ISSUED
Loans issued as of March 31, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans*	$534,154	April, 2023 - March, 2048	9.00%	$534,154	KZT
Right of claims for purchased retail loans	121,177	January, 2023 - March, 2027	15.00%	121,177	KZT
Uncollateralized bank customer loans	$46,970	January, 2023 - March, 2043	25.00%		KZT
Collateralized Bank customer loans	17,653	May, 2023 - March, 2028	2.00%	17,636	KZT/RUB
Car loans	$102,269	April, 2023 - April, 2030	25.00%	$102,247	KZT
Subordinated loan	5,039	December, 2025	3.00%	—	USD
Loans issued to policyholders	$1,488	June, 2023 - February, 2024	15.00%	$1,752	KZT
Other	300	March, 2024 - September, 2029	2.00%	—	EUR

Allowance for loans issued	(2,792)

Total loans issued	$826,258

*Fair value of collateral for the mortgage loans is the minimum amount of market value of the pledged immovable property and outstanding loan amount.

Freedom Bank KZ provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the loans to the Program Operator. Under this program, borrowers can receive a mortgage at an interest rate of 7%, for 20 years. In accordance with the program and trust management agreement, Freedom Bank KZ carries out trust management of transferred mortgage loans, and transfers all repayments of principal amounts of mortgages plus 4% of the 7% interest to the Program Operator and is recognized as interest expense. The remaining 3% of the 7% interest is retained by Freedom Bank KZ as interest income. Under the program and trust management agreement, Freedom Bank KZ is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loan nominal value.

Since the Freedom Bank KZ transfers the right of claim of those loans with recourse for uncollectible amounts due at maturity, retains part of interest from those loans, and agrees to service those loans after the sale, Freedom Bank KZ has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As Freedom Bank KZ continues to recognize the loans, it also recognizes the associated liability in the amount of $440,805 as of March 31, 2023, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. As of March 31, 2022 the corresponding liability amounted to $6,447.

As of March 31, 2023 and March 31, 2022, mortgage loans include the state mortgage program "7-20-25" with a principal amount of $463,114 and $21,310, respectively.

Freedom Bank KZ has an agreement with FFIN Credit, a start-up created and controlled by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Company. The Bank has legal ownership over purchase from FFIN Credit uncollateralized bank customer loans. However, in accordance with U.S. GAAP requirements, the Company does not recognize those loans as uncollateralized bank customer loans, since effective control over the transferred loans is maintained by FFIN Credit. Instead, the Company recognizes the loans as right of claims for purchased retail loans from FFIN Credit presented on the consolidated balance sheets within loans issued. As of March 31, 2023 and March 31, 2022, right of claims for purchased retail loans in the amount of $121,177 and $35,293, respectively.
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	52,227	April 2022 - March 2047	11.86%	52,134	KZT
Right of claims for purchased retail loans	35,293	April 2022 - March 2026	15.00%	35,293	KZT
Uncollateralized bank customer loans	100	April 2022 - March 2047	10.00%	—	KZT
Subordinated loan	5,033	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,256	December 2022-April 2024	7.00%	—	UAH
Other	123	February 2022-Febraury 2027	2.50%	—	USD
Loans to policyholders	43	July 2022 - March 2023	12.02%	284	KZT

Allowance for loans issued	$(1,629)

Total loans issued (recasted)	$92,446
NOTE 9 - INCOME TAXES
The Company is subject to taxation in the Unites States of America, Russia, Kazakhstan, Azerbaijan, Kyrgyzstan, Germany, Cyprus, Ukraine, United Kingdom, Armenia and Uzbekistan.
The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2023 and March 31, 2022, were 21% for the U.S., 20% for Russia, Kazakhstan, 20% for Azerbaijan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan. This note is presented excluding the discontinued operations, which is presented separately in Note 30 "Assets and Liabilities Held for Sale".

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023 and March 31, 2022, deferred tax assets and liabilities of the Company were comprised of the following:

	March 31, 2023	March 31, 2022
		(recast)
Deferred tax assets:
Revaluation on trading securities
Tax losses carryforward	$1,548	$679
Accrued liabilities	933	828
Provision for impairment losses	2,079	—
Stock compensation expenses	—	—
Deferred tax assets	$4,560	$1,507

Deferred tax liabilities:
Revaluation on trading securities	$29	$210
Fixed and Intangible Assets	2,457	—
Other liabilities	326	388
Deferred tax liabilities	$2,812	$598

Net deferred tax assets	$2,442	$909
Net deferred tax liabilities	$694	$—
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of of the amount computed by multiplying income before provision for income taxes at the 21% income tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(recast)	(recast)

Income before income tax at 21%	$49,547	$76,376	$31,879
Global intangible low taxed income	39,139	31,194	18,451
Permanent differences	14,096	(2,567)	(2,160)
Subpart F Income	4,732	—	—
Stock based compensation	2,039	3,090	348
Provision for impairment losses	—	(13)	113
Valuation allowance	—	(316)	(361)
Foreign tax rate differential	(13,089)	(18,544)	(9,491)
Foreign tax credit	(18,423)	(16,200)	(10,155)
Nontaxable gains	(35,265)	(34,450)	(5,317)
Income tax expense	$42,776	$38,570	$23,307

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023, 2022 and 2021, income tax expense was comprised of the following:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(recast)	(recast)
Current income tax charge
Federal	22,387	15,184	7,771
Foreign	21,406	27,381	14,040
	43,793	42,565	21,811
Deferred income tax charge
Federal	(2,606)	(2,191)	1,752
Foreign	1,589	(1,804)	(256)
	(1,017)	(3,995)	1,496
Income tax expense	$42,776	$38,570	$23,307

During the years ended March 31, 2023, March 31, 2022 and March 31, 2021, the Company realized net income before income tax $235,938, $363,693 and $151,805, respectively. During the same periods, the Company's effective tax rate was equal to 18.1%, 10.6% and 15.4%, respectively. Tax years ended from March 31, 2023 to March 31, 2019 are remains subject to examination by major tax jurisdictions.
Income before income taxes includes the following components:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(recast)	(recast)
United States	$(26,383)	$(8,012)	$1,076
Foreign	262,321	371,705	150,729
Net income before income tax	$235,938	$363,693	$151,805
As of March 31, 2023, the Company had undistributed earnings of certain foreign subsidiaries of $467,456. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.
Tax loss carryforwards as of March 31, 2023 and March 31, 2022, was $12,384 and $5,432, respectively, in Cyprus.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 10 - FIXED ASSETS, NET
As of March 31, 2023 and 2022, fixed assets, net of the Company included the following:

	March 31, 2023	March 31, 2022
		(Recasted)
Buildings	$19,569	$7,770
Office equipment	11,004	4,633
Processing and storage data centers	10,793	3,729
Land	9,106	1,564
Furniture	6,633	2,759
Capital expenditures on leasehold improvements	3,288	1,239
Vehicles	1,516	643
Other	1,428	722

Less: Accumulated depreciation	(9,320)	(5,236)

Total fixed assets, net	$54,017	$17,823
Depreciation expense totaled $4,083, $2,270 and $2,118 for the years ended March 31, 2023, 2022 and 2021 respectively.
NOTE 11 - INTANGIBLE ASSETS, NET
As of March 31, 2023 and 2022, intangible assets, net of the Company included the following:

	March 31, 2023		March 31, 2022
			(Recasted)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Client base	$5,264	$(1,707)	$1,843	$(1,504)
Software	6,140	(992)	1,898	(572)
Value added business	5,058	(2,355)	3,643	(2,257)
Licenses	4,977	(489)	2,574	(509)
Other intangible assets	2,074	(355)	49	(2)
Total	$23,513	$(5,898)	$10,007	$(4,844)

Total intangible assets, net	$17,615		$5,163

Aggregate Amortization Expense
For year ended 31.03.2023	$1,054
Estimated Amortization Expense
For year ended 31.03.2024	$2,115
For year ended 31.03.2025	$1,809
For year ended 31.03.2026	$1,555
For year ended 31.03.2027	$1,194
For year ended 31.03.2028	$1,118
Amortization expense totaled $1,054, $1,146 and $570 for the years ended March 31, 2023, 2022 and 2021 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 12 - OTHER ASSETS, NET
As of March 31, 2023 and 2022, other assets, net of the Company included the following:

	March 31, 2023	March 31, 2022
		(Recasted)
Prepayments on future acquisitions	$23,428	$4,069
Deferred acquisition costs	17,495	9,617
Advances paid	12,553	4,340
Taxes other than income taxes	5,908	1,697
Investments in joint ventures and associated companies	4,000	—
Deferred tax assets	2,442	909
Current income tax asset	1,529	2,497
Rent guarantee deposit	363	759
Due from financial institutions	—	4,763
Other	5,745	990

Total other assets	73,463	29,641

Allowance for other assets	—	—

Other assets, net	$73,463	$29,641

NOTE 13 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2023 and 2022, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	15.98%	$826,196	$55,265	$—	$881,461
Corporate debt	16.07%	597,559	5,375	—	602,934
US sovereign debt	1.52%	17,637	—	—	17,637
Corporate equity	12.24%	15,384	—	—	15,384
Total securities sold under repurchase agreements		$1,456,776	$60,640	$—	$1,517,416

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2022 (Recasted)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate debt	11.96%	$609,405	$142	$—	$609,547
Non-US sovereign debt	10.85%	222,893	—	—	222,893
US sovereign debt	0.77%	7,396	—	—	7,396
Corporate equity	14.00%	388	—	—	388
Total securities sold under repurchase agreements		$840,082	$142	$—	$840,224
The fair value of collateral pledged under repurchase agreements as of March 31, 2023 and 2022, was $1,519,926 and $834,751, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 14 - CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2023		March 31, 2022
			(Recasted)
	Amount	Interest rate	Amount	Interest rate
Interest-bearing deposits:
Term deposits	$832,751	0.1% -16.9%	164,837	0.01%-14.3%
Total Interest-bearing deposits	$832,751		$164,837

Non-interest-bearing deposits:
Current customer accounts	$458,954		$81,447
Brokerage customers	$633,542		$519,344
Total non-interest-bearing deposits	$1,092,496		$600,791

Total customer liabilities	1,925,247		765,628

In accordance with Kazakhstan local law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the regulatory agreement, KDIF insures the term and demand deposits up to $44 to each customer. As at March 31, 2023 and March 31, 2022, respectively, Freedom Bank KZ had a total amounts in excess of insured bank time deposits in amounts of $539,411 and $51,818 for all customers.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 15 - MARGIN LENDING AND TRADE PAYABLES
As of March 31, 2023 and 2022, margin lending and trade payables of the Company included the following:

	March 31, 2023	March 31, 2022
		(Recasted)
Margin lending payable	$117,144	$39,250
Payables to suppliers of goods and services	2,965	4,463
Trade payable for securities purchased	482	462
Other	2,309	908
Total margin lending and trades payables	$122,900	$45,083
As of March 31, 2023 and 2022, margin lending payable due to a single related party $3,239 or 3% and $38,889 or 86% of margin lending payable, respectively.
The fair value of collateral by the Company under margin loans as of March 31, 2023, and 2022 was $164,861 and $403,543, respectively.
NOTE 16 - SECURITIES SOLD, NOT YET PURCHASED - AT FAIR VALUE
The following table provides a reconciliation of the beginning and ending balances for securities sold, not yet purchased - at fair value by the Company, as of March 31, 2023 and 2022:

Total
Balance as of March 31, 2021 (Recasted)	$8,569
Short sales	7,055
Repurchase	(346)
Net gain on trading securities	(1,413)
Balance as of March 31, 2022 (Recasted)	$13,865

Balance as of March 31, 2022 (Recasted)	$13,865
Short sales	394
Repurchase	(15,650)
Net loss on trading securities	1,391
Balance as of March 31, 2023	$—
A short sale involves the sale of a security that is not owned with the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 17 - DEBT SECURITIES ISSUED
As of March 31, 2023 and 2022, outstanding debt securities of the Company included the following:

Debt securities issued by	March 31, 2023	March 31, 2022
		(Recasted)
Freedom SPC	$58,582	$13,200
Freedom Holding Corp.	—	20,500
Accrued interest	1,443	690
Total debt securities issued	$60,025	$34,390

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023, the Company's outstanding debt securities had fixed annual coupon rates of 5.5% and maturity date in October 2026. As of March 31, 2022, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 7% and maturity dates ranging from December 2022 to October 2026.
As of December 31, 2022, the Company fully redeemed FRHC notes, which were issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7% and were due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and traded on the AIX.
The Company’s debt securities as of March 31, 2023, include $58,582 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.5% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from the issuance of the Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate under the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. The group has no covenants to comply with.
NOTE 18 - INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of March 31, 2023, and March 31, 2022, insurance and reinsurance receivables of the Company was comprised of the following:

	March 31, 2023	March 31, 2022
Assets:		(Recasted)

Amounts due from policyholders	$9,699	$3,500
Claims receivable from reinsurance	1,087	769
Amounts due from reinsured	555	23
Less provision for impairment losses	(1,325)	(343)
Insurance and reinsurance receivables:	10,016	3,949

Unearned premium reserve, reinsurers’ share	2,379	143
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,390	1,620

Total	$13,785	$5,712
As of March 31, 2023, and March 31, 2022, the premium receivables from policyholders increased due to the expansion of operations.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2023, and March 31, 2022, insurance and reinsurance payable of the Company was comprised of the following:

	March 31, 2023	March 31, 2022
Liabilities:		(Recasted)

Amounts payable to agents and brokers	$2,466	$1,981
Amounts payable to reinsurers	2,002	402
Amounts payable to insured	1,807	685
Insurance and reinsurance payables:	6,275	3,068

Unearned premium reserve	43,082	17,985
Reserves for claims and claims’ adjustment expenses	133,145	101,034

Total	$182,502	$122,087
As of March 31, 2023, and March 31, 2022, liabilities from insurance activity mainly changed due to the increase of reserves for claims and claim's adjustment expenses, unearned premium reserve and the amount payable to agents and brokers as a result of the expansion of operations.

NOTE 19 - OTHER LIABILITIES
As of March 31, 2023 and 2022, other liabilities of the Company included the following:

	March 31, 2023	March 31, 2022
		(Recasted)
Salaries and other employee benefits	$4,970	$2,120
Payable to suppliers	3,623	3,308
Vacation reserve	3,261	1,400
Taxes payable other than income tax	2,782	567
Deferred income tax liabilities	694	—
Deferred distribution payments	156	8,534
Loans received	1	3,538
Outstanding settlements operations	—	292
Other	7,385	1,718
Total other liabilities	$22,872	$21,477

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 20 - FEE AND COMMISSION INCOME
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

Investment Banking

The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on placement date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the placement date. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are included in underwriting revenues. These costs are deferred and recognized in the same period as the related investment banking transaction revenue. However, if the transaction is abandoned and does not close, the accounting treatment for the transaction-related costs may differ. In such cases, the accounting principles typically require the immediate recognition of the transaction-related expenses as an expense in the period in which the decision to abandon the transaction is made. This ensures that the costs associated with the abandoned transaction are recognized and reflected accurately in the financial statements of the entity.
Receivables and Contract Balances

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 7 in the notes to consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of March 31, 2023 and March 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of March 31, 2023 and March 31, 2022, contract liability balances were not material.

During the year ended March 31, 2023, March 31, 2022 and March 31, 2021, fee and commission income was comprised of:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	U.S.	Total

Brokerage services	68,224	214,093	4,415	286,732
Bank services	17,964	—	—	17,964
Underwriting and market-making services	11,538	—	410	11,948
Other fee and commission income	9,256	1,315	—	10,571
Total fee and commission income	106,982	215,408	4,825	327,215

	Year ended March 31, 2022 (Recasted)
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	U.S.	Total

Brokerage services	7,908	306,245	4,545	318,698
Bank services	6,727	—	—	6,727
Underwriting and market-making services	5,963	—	—	5,963
Other fee and commission income	3,054	769	—	3,823
Total fee and commission income	23,652	307,014	4,545	335,211

	Year ended March 31, 2021 (Recasted)
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	U.S.	Total

Brokerage services	8,803	194,311	1,130	204,244
Bank services	523	—	—	523
Underwriting and market-making services	6,451	—	—	6,451
Other fee and commission income	4,790	—	—	4,790
Total fee and commission income	20,567	194,311	1,130	216,008

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 21 - NET GAIN ON TRADING SECURITIES
For year ended March 31, 2023, 2022 and 2021, net gain on trading securities included the following:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(Recasted)	(Recasted)
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$107,310	$(50,987)	$8,672
Net (loss)/gain recognized during the period on trading securities sold during the period	(36,226)	206,239	20,135
Net gain recognized during the period on trading securities	$71,084	$155,252	$28,807
The Company held SPB Exchange shares and SPB Exchange ETF units in its proprietary account as of March 31, 2023, March 31, 2022 and March 31, 2021 at fair value of $478, $18,408, and $11,259, respectively.
During the year ended March 31, 2023, the Company sold 7,500,000 SPB Exchange shares and realized loss from sale in the amount of $73,384, which included $50,785 of unrealized net loss recognized during previous periods that was reclassified to realized net loss during the year ended March 31, 2023.
As a result, during the year ended March 31, 2023, the Company recognized net gain on trading securities of $71,084, which included $36,226 of realized net loss and $107,310 of unrealized net gain.
NOTE 22 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
Interest income:		(Recasted)	(Recasted)
Interest income on trading securities	$178,288	$78,327	$21,913
Interest income on margin lending	34,558	14,164	3,163
Interest income on loans issued	43,486	4,617	384
Interest income on available-for-sale securities	27,003	22,437	11,238
Interest income on cash and cash equivalents and restricted cash	9,836	1,658	1,630
Interest income from dividends	1,524	406	146
Total interest income	$294,695	$121,609	$38,474

Interest expense:
Interest expense on securities repurchase agreement obligations	$158,595	$58,229	$10,915
Interest expense on customer liabilities	40,335	16,336	7,335
Interest expense on margin lending payable	6,635	—	—
Interest expense on debt securities issued	3,085	1,822	4,034
Interest expense on loans received	290	539	151
Other interest expense	7	21	9
Total interest expense	$208,947	$76,947	$22,444

Net interest income	$85,748	$44,662	$16,030

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 23 - NET GAIN/(LOSS) ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(Recasted)	(Recasted)
Sales and purchases of foreign currency, dealing	$45,963	$(4,057)	$609
Translation of financial assets and financial liabilities	6,191	7,848	(52)
Total net gain on foreign exchange operations	$52,154	$3,791	$557
NOTE 24 - NET (LOSS)/GAIN ON DERIVATIVES
For years ended March 31, 2023, 2022 and 2021, net (loss)/gain on derivatives included the following:

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
		(Recasted)	(Recasted)
Net realized (loss)/gain on derivatives	(64,838)	946	86
Net unrealized loss/(gain) on derivatives	12	—	—
Total net (loss)/gain on derivatives	$(64,826)	$946	$86
During the year ended March 31, 2023, Freedom Bank KZ realized loss on derivatives in the amount of $65,303 as a result of engaging in currency swaps mostly on the Kazakhstan Stock Exchange ("KASE") and Moscow Stock Exchange (“MOEX”).
NOTE 25 - RELATED PARTY TRANSACTIONS
During the years ended March 31, 2023, 2022 and 2021, the Company engaged in various related party transactions, a substantial amount of which were conducted with Freedom Securities Trading Inc. (formerly known as FST Belize Services, Inc.) (“FST Belize”), a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Company through a client omnibus account at Freedom EU.
Fee and commission income earned from related parties is comprised primarily of brokerage commissions principally FST Belize. Fee and commission income earned from FST Belize principally consists of fees and commissions paid by FST Belize to Freedom EU to execute trades requested by brokerage customers of FST Belize, as well as commissions paid by FST Belize for order flow, which is net compensation received from firms to which our broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. During the years ended March 31, 2023, 2022 and 2021, the Company earned fee and commission income from related parties in the amounts of $199,235, $291,163 and $184,725, respectively. Fee and commission income generated from FST Belize accounted for approximately 99% of the Company's total related party fee and commission income for the year ended March 31, 2023, as compared to approximately 94% and 36% of the Company's total related party fee and commission income for the years ended March 31, 2022 and 2021.
Interest income earned from related parties is comprised entirely of interest income from FST Belize, principally interest income from margin lending. During the years ended March 31, 2023, 2022 and 2021, the Company earned interest income from related parties in the amounts of $23,191, $10,191 and $2,250, respectively. Interest income generated from FST Belize accounted for approximately 100% of the Company's total related party interest income for the year ended March 31, 2023, as compared to approximately 100% and 97% of the Company's total related party interest income for the years ended March 31, 2022 and 2021.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
During the years ended March 31, 2023, 2022 and 2021, the Company paid fee and commission expense for brokerage services to Wisdompoint Capital LTD and FST Belize in the amount of $2,988, $16,307 and $20,291, respectively.
Margin lending, brokerage and other receivables from related parties result principally from borrowings made under margin loans by related parties, principally FST Belize. As of March 31, 2023 and March 31, 2022, the Company had margin lending receivables with related parties totaling $294,985 and $107,649, respectively. 98% and 95% of these balances were due from FST Belize. Margin lending receivables from FST Belize principally represent margin loans granted by Freedom EU to FST Belize. As of March 31, 2023, and March 31, 2022, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $626 and $244, respectively.
As of March 31, 2023, and March 31, 2022, the Company had margin lending payables to related parties, totaling $3,239 and $38,889, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of March 31, 2023 and March 31, 2022, respectively. Wisdompoint Capital LTD (formerly Tradernet Limited) is a Cyprus company related to Freedom EU through common management. Wisdompoint Capital LTD provides brokerage services to the Company.
As of March 31, 2022, the Company had amounts due to Timur Turlov related to the purchase price for the acquisition by the Company from Timur Turlov of two insurance companies, Freedom Life and Freedom Insurance, totaling $21,477. During the year ended March 31,2023 the amount is fully repaid.
As of March 31, 2023 the Company had the prepayment on acquisition of Internet Tourism LLP and Aviata LLP, companies outside of the FRHC group where Timur Turlov has significant influence acquired after the reporting date, in the amount of $16,089.
As of March 31, 2023, and March 31, 2022, the Company had customer liabilities to related parties totaling $130,210 and $325,904, respectively. As of March 31, 2023, and March 31, 2022, 18% and 75%, respectively, of these balances were deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize, whereas 36% and 17%, respectively, were from Fresh Start Trading, a company outside of the FRHC group which is primarily owned by Denis Matafonov, and 25% and 6%, respectively, from Wisdompoint Capital LTD..
As of March 31, 2023, and March 31, 2022, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $114,885 and $222,651. As of March 31, 2023, and March 31, 2022, 40% and 78%, respectively, of these balances were from FST Belize, 60% and 22%, respectively, were from Wisdompoint Capital LTD.
As of March 31, 2023, and March 31, 2022 the Company had loans issued which includes uncollateralized bank customer loans purchased from a related party, microfinance organization Freedom Finance Credit (“FFIN Credit”) a company outside of the FRHC group which is controlled by Timur Turlov, in the amount of $121,177 and $35,293, respectively.
As of March 31, 2023, and March 31, 2022 the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $35,549 and $22,787 respectively. 100% of these balances were due to Wisdompoint Capital LTD.

In July 2021 the Company sold 23.88% of its outstanding equity interest in Freedom UA for $415 to Askar Tashtitov, the Company’s president, reducing the Company's direct ownership interest in Freedom UA to approximately 9%.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 26 - STOCKHOLDERS' EQUITY
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
On March 10, 2023 and on October 11, 2022, the Company awarded a stock grant totaling 18,974 and 18,242 shares of its common stock, respectively, to key employees of the Company's subsidiary, which vested on the date of the award, and on October 20, 2022, the Company awarded a stock grant totaling 8,000 shares of its common stock to a consultant of the Company, which vested on the date of the award.

In May 2022, Freedom KZ completed the acquisition of two insurance companies, Freedom Life and Freedom Insurance. Prior to being acquired by the Company, these two companies were 100% controlled by Timur Turlov. The consideration for the purchase was $26,588. The Company was required to pay the purchase price to Timur Turlov by no later than December 31, 2022. As at March 31,2023 Freedom KZ has repaid the payable for acquisition of Freedom Life and of Freedom Insurance.

During the years ended March 31, 2023 and 2022, Timur Turlov made a capital contribution to the Company in the amount of $677 and $24,417, respectively.

During the year ended March 31,2023 the Company completed a placement of 59,763 shares of its common stock. The shares of common stock were used for purchase of LD Micro.

On March 30, 2022, the Company awarded a restricted stock grant totaling 7,500 shares of its common stock to one executive officer of the Company. Of the 7,500 shares awarded pursuant to the restricted stock grant awards, 3,000 shares vest on May 18, 2023, 1,500 shares vest on May 18, 2024, 1,500 shares vest on May 18, 2025 and 1,500 shares vest on May 18, 2026.
On May 18, 2021, the Company awarded restricted stock grants totaling 1,031,500 shares of its common stock to 56 employees and consultants of the Company, including two executive officers of the Company. Of the 1,031,500 shares awarded pursuant to the restricted stock grant awards, 200,942 shares are subject to one-year vesting, 211,658 shares are subject to two-year vesting and 206,300 shares per year are subject to three, four, and five-year vesting schedule, respectively.
The Company recorded stock-based compensation expense for restricted stock grants in the amount of $11,038 during the year ended March 31, 2023. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $15,745 and $1,147 during the year ended March 31, 2022 and March 31, 2021, respectively.
NOTE 27 - STOCK BASED COMPENSATION
On October 6, 2022, the Company awarded 20,000 shares of its common stock to key employees of the Company. Of the 20,000 shares 4,000 shares vested on the date of the award, 4,000 shares vested on May 18, 2023, 4,000 shares will vest on May 18, 2024, 4,000 shares will vest on May 18, 2025 and 4,000 shares will vest on May 18, 2026.
On March 10, 2023 and on October 11, 2022, the Company awarded 18,974 and 18,242 shares of its common stock, respectively to key employees of the Company's subsidiary, which vested on the date of the award. Additionally on October 20, 2022, the Company awarded 8,000 shares of its common stock to a consultant of the Company, which vested on the date of the award.
The compensation expense related to restricted stock awards was $8,158 during the year ended March 31, 2023, and $15,745 during the year ended March 31, 2022. As of March 31, 2023, there was $8,133 of total unrecognized compensation cost related to non-vested shares of stock awarded. The cost is expected to be recognized over a weighted average period of 3.07 years. The compensation expense related to stock awards, which vested on the date of the award was $2,880 during the year ended March 31, 2023, and $0 during the year ended March 31, 2022.
The Company has determined the fair value of shares awarded during the year ended March 31, 2023, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	3.62
Volatility	35.1%
Risk-free rate	4.18%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below summarizes the activity for the Company's stock awards outstanding during the year ended March 31, 2023:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2022	1,049,500	40,303
Granted	65,216	3,506
Vested	(274,158)	(11,484)
Forfeited/cancelled/expired	(373,500)	(14,290)
Outstanding, March 31, 2023	467,058	18,035
NOTE 28 - LEASES
At March 31, 2023, the Company was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business.
The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term, and generally included in occupancy expense in the Consolidated Statements of Operations. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options to extend, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Company's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2023:

	Classification on Balance Sheet	March 31, 2023
Assets
Operating lease assets	Right-of-use assets	$30,345
Total lease assets		$30,345

Liabilities
Operating lease liability	Operating lease obligations	$30,320
Total lease liability		$30,320

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
The following table presents as of March 31, 2023, the annual maturities of the lease liabilities:

Twelve months ending March 31,
2024	$9,413
2025	7,971
2026	7,543
2027	6,629
2028	4,766
Thereafter	4,199
Total payments	40,521
Less: amounts representing interest	(10,201)
Lease liability	$30,320
Weighted average remaining lease term (in months)	21
Weighted average discount rate	13%
Lease commitments for short-term operating leases as of March 31, 2023 was approximately $457. The Company's rent expense for office space was $2,038 for the year ended March 31, 2023, $1,026 for the year ended March 31, 2022 and $624 for the year ended March 31, 2021 respectively.
The company has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.
NOTE 29 - ACQUISITIONS OF SUBSIDIARIES
On May 17, 2022, the Company acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, Freedom Insurance, which provides compulsory insurance, medical insurance, apartment insurance, and auto insurance. Prior to acquiring these companies, each was wholly owned by controlling shareholder, chairman and chief executive officer, Timur Turlov, who acquired Freedom Finance Life on March 14, 2018 and Freedom Finance Insurance on August 22, 2018 from a non-related party. The Company acquired these companies from him at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by the Company because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. The purchase price for Freedom Insurance was $13,977 and the purchase price for Freedom Life was $12,611.
Acquisition of Freedom Life
When preparing the consolidated financial statements for the year ended March 31, 2023, management determined that this acquisition should be accounted for under the pooling of interest method and as a result recasted the comparative financial information. The acquisition from Timur Turlov was deemed to be under common control with the Company since it was acquired on February 28, 2018. The transaction has been accounted for as a restructuring transaction and all the assets and liabilities of Freedom Life were transferred to the Company at their respective carrying amounts on the date of transaction.
As of the acquisition date by Timur Turlov, the fair value of Freedom Life was $12,076. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

Purchase price allocation As of February 28, 2018

ASSETS
Cash and cash equivalents	$3,494
Due from banks	2,514
Loans issued	2
Other assets	1,671
Assets from insurance activity	3,729
Deferred acquisition costs	542
Available-for-sale securities, at fair value	15,842
Fixed assets	171
Intangible assets	5,823
Deferred tax assets	141
TOTAL ASSETS	33,929

Deferred income tax liabilities	47
Other liabilities	139
Liabilities from insurance activity	21,667
TOTAL LIABILITIES	21,853

Net assets acquired	12,076

Goodwill	526

Total purchase price	7,009
Fair value of non-controlling interest at acquisition	5,593
For more information on how the acquisition impacted the Company's consolidated financial statements for the comparative years, please refer to Note 3 "Recast" to these consolidated financial statements.
Acquisition of Freedom Insurance
When preparing the consolidated financial statements for the year ended March 31, 2023, management determined that this acquisition should be accounted for under the pooling of interest method and as a result recasted the comparative financial information. The acquisition from Timur Turlov was deemed to be an entity under common control with the Company since it was acquired on August 22, 2018. The transaction has been accounted for as a restructuring transaction and all the assets and liabilities of Freedom Insurance were transferred to the Company at their respective carrying amounts on the date of transaction.
As of the acquisition date by Timur Turlov, the fair value of Freedom Insurance was $4,101. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

Purchase price allocation As of August 22, 2018

ASSETS:
Cash and cash equivalents	$1,224
Due from banks	1,041
Other assets	17
Assets from insurance activity	45
Current income tax asset	5
Available-for-sale securities, at fair value	1,846
Fixed assets	2
Intangible assets	207
Deferred tax assets	2
TOTAL ASSETS	4,389

Other liabilities	214
Liabilities from insurance activity	74
TOTAL LIABILITIES	288

Net assets acquired	4,101

Goodwill	187

Total purchase price	4,288

For more information on how the acquisition impacted the Company's consolidated financial statements for the comparative years, please refer to Note 3 "Recast" to these consolidated financial statements.
Acquisition of London-Almaty
On September 1, 2022, the Company completed the acquisition of Insurance Company IC "London-Almaty", following receipt of the approval from the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market, by purchasing 100% of its outstanding shares. The Company acquired IC "London-Almaty" to expand its presence in the insurance sector. This acquisition was accounted for under the purchase accounting method as it was not an acquisition of entities under common control.
As of September 1, 2022, the date of the acquisition of IC "London-Almaty", the fair value of IC "London-Almaty" was $15,858. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

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
Acquisition of Ticketon
As of September 30, 2022, the date of the acquisition of Ticketon by purchasing 100% of its authorized capital. The Company acquired Ticketon to accelerate its growth in fintech sector. This acquisition was accounted for under the purchase accounting method as it was not an acquisition of entities under common control. The fair value of Ticketon on the date of the acquisition was $1,233. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

As of September 30, 2022

ASSETS
Cash and cash equivalents	$3,079
Brokerage and other receivables	175
Fixed assets	47
Intangible assets	1,424
Right-of-use asset	63
Other assets	627
TOTAL ASSETS	5,415

Deferred income tax liabilities	36
Lease liability	79
Other liabilities	4,067
TOTAL LIABILITIES	4,182

Net assets acquired	1,233

Goodwill	1,771

Total purchase price	$3,004

Acquisition of Paybox
On February 10, 2023, the Company completed the acquisition Kazakhstan company Paybox Technologies LLP and its subsidiaries ("Paybox") in order to expand activities in the field of financial technologies. The purchase price for the acquisition of Paybox was $11,659. This acquisition was accounted for under the purchase accounting method as it was not an acquisition of entities under common control.
As of February 10, 2023, at the date of the acquisition the fair value of Paybox Technologies LLP and its subsidiaries was $11,659. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

As of February 10, 2023

ASSETS
Cash and cash equivalents	5,429
Trading securities	3,838
Brokerage and other receivables	1,726
Fixed assets	1,080
Intangible assets	3,288
Right-of-use asset	341
Goodwill	932
Other assets	454
TOTAL ASSETS	17,088

Securities repurchase agreement obligations	3,037
Trade payables	799
Lease liability	993
Other liabilities	600
TOTAL LIABILITIES	5,429

Net assets acquired	11,659

Goodwill	—

Total purchase price	11,659
Acquisition of LD Micro
As of March 2, 2023, the date of acquisition, the fair value of LD Micro comprised $2,526. This acquisition was accounted for under the purchase accounting method as it was not an acquisition of entities under common control. The total purchase price was allocated as follows:

As of March 2, 2023

ASSETS
Intangible assets	2,540
TOTAL ASSETS	2,540

Trade payables	14
TOTAL LIABILITIES	14

Net assets acquired	2,526

Goodwill	5,774

Total purchase price	8,300

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 30 - ASSETS AND LIABILITIES HELD FOR SALE
In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company announced its plans to divest its interests in its Russian securities brokerage and complementary banking operations in Russia (the "Russia Segment"). On October 17, 2022, the Company entered into an agreement with Maxim Povalishin for the divestiture of 100% of the share capital of the companies comprising the Russia Segment. Maxim Povalishin, the purchaser, was at the time of the transaction the Deputy General Director and a member of the Board of Directors of Freedom RU. The transaction was approved by the Central Bank of the Russian Federation on February 10, 2023, and the divestiture was completed on February 28, 2023 (disposal date).
The consideration for the purchase of the Russian Subsidiaries consists of the following:

•Mr. Povalishin was assigned the Company’s obligation to Freedom RU under an outstanding deferred payment in the amount of approximately RUB 6.6 billion (approximately $88.5 million) (the “Deferred Payment Obligation”) which resulted from the purchase by the Company of 90.43% of the share capital of Freedom RU’s Kazakhstan subsidiary Freedom Finance JSC (“Freedom KZ”) (with its subsidiaries) from Freedom RU as part of a corporate restructuring, as a result of which the Company has become the 100% direct owner of Freedom KZ. The agreement for the purchase of Freedom KZ was entered on September 13, 2022, that was approved by regulatory body and finalized during November 2022; and
•Mr. Povalishin paid cash in an amount equal to (x) $140 million less (y) the amount of the Deferred Payment Obligation as translated into U.S. dollars at the official exchange rate on the closing date.
In addition, in July 2022, Freedom RU established a Russian subsidiary Freedom Finance Auto LLC. In January 2023, Freedom RU concluded an agreement to divest this new subsidiary to Mr. Povalishin for RUB 50 million (approximately $695 based on the applicable currency exchange rate on the reporting date). On February 7, 2023, the sale of Freedom Finance Auto LLC was completed.
The Company has classified the Russia Segment as discontinued operations as of March 31, 2022 and for the years ended March 31, 2023, 2022 and 2021, because the subsidiaries sold in this transaction met the held for sale criteria as of March 31, 2022.

In accordance with US GAAP, the cumulative translation adjustment attributable to the Russia Segment of $25,415 was reclassified from Accumulated Other Comprehensive Loss within the Consolidated Balance Sheet as of disposal date to Loss from Disposal of Discontinued Operations within Consolidated Statements of Operations and Other Comprehensive Income.

In accordance with US GAAP, the Company has reported separately the discontinued operations in the consolidated financial statements. As of disposal date and March 31, 2022, the major classes of assets and liabilities from discontinued operations included the following:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	February 28, 2023	March 31, 2022

Cash and cash equivalents	593,953	428,480
Restricted cash	6,033	28,406
Trading securities	113,845	122,497
Margin lending, brokerage and other receivables, net	257,184	210,087
Loans issued	23,169	2,395
Other assets	32,398	33,554

Total assets held for sale	1,026,582	825,419

Customer liabilities	776,425	701,584
Securities repurchase agreement obligations	33,275	32,469
Debt securities issued	34,379	64,637
Other liabilities	16,385	13,788

Total liabilities held for sale	860,464	812,478

The results of operations for discontinued operations for the eleven months ended February 28, 2023 and for the years ended March 31, 2022 and 2021, consist of the following:

	For The Eleven Months Ended February 28, 2023	For The Year Ended March 31, 2022	For The Year Ended March 31, 2021

Fee and commission income	77,109	69,742	52,780
Net gain/(loss) on trading securities	22,045	(78,674)	20,275
Net loss on derivative	(44)	—	39
Interest income	53,410	28,399	11,221
Net gain/(loss) on foreign exchange operations	45,859	(39,672)	2,285

TOTAL REVENUE, NET	198,379	(20,205)	86,600

Payroll and bonuses	58,971	39,114	24,827
Professional services	620	467	239
Stock compensation expense	1,743	7,887	1,033
Advertising expense	14,945	7,085	1,881
General and administrative expense	26,031	18,476	14,001
Interest expense	15,051	10,450	8,760
Fee and commission expense	10,467	7,988	7,122
Provision for impairment losses	1,566	779	45
Other (income)/expense, net	825	4,748	174

TOTAL EXPENSE	130,219	96,994	58,082

INCOME/(LOSS) BEFORE INCOME TAX	68,160	$(117,199)	$28,518

The net cash flows used in operating and investing activities for discontinued operations for the eleven months ended February 28, 2023 and for the years ended March 31, 2022 and 2021, consist of the following:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Eleven Months Ended February 28, 2023	For The Year Ended March 31, 2022	For The Year Ended March 31, 2021
		(Recasted)	(Recasted)
Cash Flows From Operating Activities
Net income/(loss) from discontinued operations	$12,424	$(104,195)	$21,783
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	2,103	2,035	1,745
Noncash lease expense	5,772	4,932	3,826
Change in deferred taxes	8,203	(12,634)	1,170
Impairment of FFIN Bank goodwill	—	723	—
Impairment of Zerich goodwill	—	810	—
Stock compensation expense	1,743	7,887	1,033
Unrealized loss/(gain) on trading securities	(35,244)	51,652	(425)
Net change in accrued interest	(276)	354	(1,921)
Client base write-off	—	3,125	—
Allowances for receivables	1,871	771	41
Loss from divestiture of Russian subsidiaries	51,533	—	—
Changes in operating assets and liabilities:
Trading securities	62,100	(39,354)	(100,133)
Margin lending, brokerage and other receivables	(23,325)	(218,852)	28,845
Other assets	(2,684)	(3,684)	(1,292)
Securities sold, not yet purchased – at fair value	182	239	23
Customer liabilities	(106,396)	198,608	392,855
Current income tax liability	1	(637)	658
Margin lending and trade payables	(15)	(370)	230
Lease liabilities	(5,763)	(5,166)	(3,854)
Other liabilities	3,676	1,256	2,433
Net cash flows from/(used in) operating activities from discontinued operations	(24,095)	(112,500)	347,017

Cash Flows Used In Investing Activities
Purchase of fixed assets	(4,421)	(3,438)	(2,137)
Proceeds from sale of fixed assets	—	—	76
Net change in loans issued to customers	(25,331)	(945)	(171)
Cash, cash equivalents and restricted cash disposed from divestiture of Russia segment	(599,986)	—	—
Net cash flows used in investing activities from discontinued operations	(629,738)	(4,383)	(2,232)

The following table presents reconciliation of loss from disposal of discontinued operations as of disposal date:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

February 28, 2023

Cash and cash equivalents	593,953
Restricted cash	6,033
Trading securities	113,845
Margin lending, brokerage and other receivables, net	257,184
Loans issued	23,169
Other assets	32,398

Total assets of discontinued operations	$1,026,582

Customer liabilities	776,425
Securities repurchase agreement obligations	33,275
Debt securities issued	34,379
Other liabilities	16,385

Total liabilities of discontinued operations	$860,464

Net assets of discontinued operations	$166,118

Reclassification of unrealized loss from cumulative translation adjustment	25,415
Adjusted net assets of discontinued operations	$191,533

Consideration received	140,000
Loss from divestiture of discontinued operations	$(51,533)

NOTE 31 - COMMITMENTS AND CONTINGENCIES
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
A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at March 31, 2023 and 2022, were as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	As of March 31, 2023	As of March 31, 2022
		(Recasted)
Unfunded commitments under lines of credit	$20,617	$11,292
Bank guarantees	7,001	6,384
Total	$27,618	$17,676

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 32 - SEGMENT REPORTING

We have historically operated as a single operating segment. With the restructuring of our operations and the divestiture of our Russian subsidiaries, coupled with our continued expansion, during the fourth quarter of fiscal 2022 we elected to reorganize our operations geographically into five regional segments: Central Asia and Eastern Europe, Europe, excluding Eastern Europe, United States, Russia and Middle East/Caucasus As a result of the divestiture of our Russian subsidiaries, which was completed in February 2023, we now have four regional segments. These operating segments are based on how our CODM is making decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:
The following tables summarize the Company's Statement of operation by its geographic segments. There are no revenues from transactions between the segments and intercompany balances were eliminated for separate:

	Year ended March 31, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/Caucasus	Total

Fee and commission income(1)	$106,982	$215,408	$4,825	$—	$327,215
Net gain/(loss) on trading securities	92,330	(22,693)	1,447	—	71,084
Interest income	257,285	26,090	11,289	31	294,695
Insurance underwriting income	115,371	—	—	—	115,371
Net gain/(loss) on foreign exchange operations	58,908	(2,287)	(4,479)	12	52,154
Net loss on derivative	(64,826)	—	—	—	(64,826)
TOTAL REVENUE, NET	566,050	216,518	13,082	43	795,693

Fee and commission expense	$34,939	$29,426	$1,238	$57	$65,660
Interest expense	172,326	22,042	14,579	—	208,947
Insurance claims incurred, net of reinsurance	77,329	—	—	—	77,329
Payroll and bonuses	56,774	16,090	7,818	1,137	81,819
Professional services	1,594	7,397	7,875	140	17,006
Stock compensation expense	6,582	550	2,161	—	9,293
Advertising expense	7,847	5,900	186	126	14,059
General and administrative expense	34,754	20,496	4,095	626	59,971
Provision for impairment losses	12,522	15,070	1,527	—	29,119
Other (income)/expense, net	(4,485)	1,101	(14)	(50)	(3,448)
TOTAL EXPENSE	400,182	118,072	39,465	2,036	559,755

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$165,868	$98,446	$(26,383)	(1,993)	$235,938

Income tax expense	(625)	(21,813)	(20,278)	(60)	(42,776)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$165,243	$76,633	$(46,661)	(2,053)	$193,162

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2022 (Recasted)
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/Caucasus	Total

Fee and commission income(1)	$23,652	$307,014	$4,545	$—	$335,211
Net gain on trading securities	10,511	142,195	2,546	—	155,252
Interest income	107,075	14,051	483	—	121,609
Insurance underwriting income	72,981	—	—	—	72,981
Net gain/(loss) on foreign exchange operations	7,824	(5,598)	1,565	—	3,791
Net gain on derivative	946	—	—	—	946
TOTAL REVENUE, NET	222,989	457,662	9,139	—	689,790

Fee and commission expense	20,610	64,519	780	—	85,909
Interest expense	66,392	8,747	1,808	—	76,947
Insurance claims incurred, net of reinsurance	54,447	—	—	—	54,447
Payroll and bonuses	32,562	9,419	4,224	83	46,288
Professional services	1,773	5,540	5,295	74	12,682
Stock compensation expense	4,768	677	2,414	—	7,859
Advertising expense	4,684	7,217	9	6	11,916
General and administrative expense	16,770	4,894	1,749	120	23,533
Provision for impairment losses	2,441	61	—	—	2,502
Other expense/(income), net	3,138	7	872	(3)	4,014
TOTAL EXPENSE	207,585	101,081	17,151	280	326,097

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$15,404	$356,581	$(8,012)	(280)	$363,693

Income tax (expense)/benefit	1,195	(26,786)	(12,988)	9	(38,570)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$16,599	$329,795	$(21,000)	(271)	$325,123

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2021 (Recasted)
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/Caucasus	Total

Fee and commission income(1)	$20,567	$194,311	$1,130	$—	$216,008
Net gain on trading securities	21,310	8	7,489	—	28,807
Interest income	34,158	3,634	682	—	38,474
Insurance underwriting income	62,951	—	—	—	62,951
Net gain/(loss) on foreign exchange operations	1,072	(300)	(215)	—	557
Net gain on derivative	86	—	—	—	86
TOTAL REVENUE, NET	140,144	197,653	9,086	—	346,883

Fee and commission expense	7,412	62,430	695	—	70,537
Interest expense	16,608	3,663	2,173	—	22,444
Insurance claims incurred, net of reinsurance	52,405	—	—	—	52,405
Payroll and bonuses	16,878	5,398	1,156	3	23,435
Professional services	685	769	2,975	1	4,430
Stock compensation expense	—	56	58	—	114
Advertising expense	3,566	3,386	19	—	6,971
General and administrative expense	8,036	2,518	553	11	11,118
Provision for impairment losses	1,086	108	396	—	1,590
Other expense/(income), net	2,052	(3)	(15)	—	2,034
TOTAL EXPENSE	108,728	78,325	8,010	15	195,078

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$31,416	$119,328	$1,076	(15)	$151,805

Income tax (expense)/benefit	111	(13,859)	(9,559)	—	(23,307)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$31,527	$105,469	$(8,483)	(15)	$128,498

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
(1) All trading of U.S. and European exchange traded and OTC securities by all Freedom securities brokerage firms, excluding PrimeEx, are routed to and executed through Freedom EU and all fee and commission income for those transactions is recognized at subsidiary received the initial order from external client.
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	March 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/ Caucasus	Held for sale	Total

Total assets	$4,303,126	$677,425	$101,365	$2,642		$5,084,558
Total liabilities	3,868,326	384,921	60,198	377		4,313,822

Net assets	$434,800	$292,504	$41,167	$2,265		$770,736

	March 31, 2022 (Recasted)
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/ Caucasus	Held for sale	Total

Total assets	$1,466,214	$765,698	$172,661	$355	$825,419	$3,230,347
Total liabilities	1,206,084	489,884	175,121	172	812,478	2,683,739

Net assets	$260,130	$275,814	$(2,460)	$183	$12,941	$546,608
Central Asia and Eastern Europe Segment
Operations in Kazakhstan, Kyrgyzstan, Uzbekistan, and Ukraine, along with our headquarters in Kazakhstan, form our Central Asia and Eastern Europe segment. Within this segment, the Company conduct business under different securities licenses as required by the respective jurisdictions in the Central Asia and Eastern Europe region.
Central Asia and Eastern Europe segment provides comprehensive financial solutions, including lending such as digital auto loans ad digital mortgage loans, payments, asset management products, bank guarantees, on demand and time deposits, various types of insurance coverage to meet the needs of our customers and small businesses. Our insurance offerings include life insurance, obligatory insurance, tourist medical health insurance and auto insurance. These insurance products are designed to offer comprehensive coverage and tailored solutions to protect individuals, property, auto and businesses in the event of unforeseen events or risks.
Europe excluding Eastern Europe Segment
Europe excluding Eastern Europe offers a broad suite of market-making, prime brokerage, lending, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities.
It caters to clients from the European Union by offering comprehensive solutions to support their investment needs. Our services encompass direct access to the world's largest stock exchanges, providing our clients with a gateway to global investment opportunities. Additionally, our offerings include professional securities analytics, empowering clients with

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2023 (All amounts in thousands of United States dollars, unless otherwise stated)
valuable insights and market intelligence to make informed investment decisions. To ensure a seamless experience, it provides user-friendly trading applications that offer convenience and flexibility.
US segment
US segment provides a wide range of services to meet the needs of its clients. The segment offers a full array of investment banking and capital markets advisory services, including initial public offerings, mergers, and acquisitions, debt and equity financing, corporate banking, trading, hedging, and research, equity research, delivering in-depth analysis, insights into individual stocks and sectors. It provides macro-economic strategy research to help clients navigate the broader economic landscape and make informed investment decisions.
To ensure clients are well-informed, the segment offers a daily morning note that covers key market updates, trends, and potential opportunities. It also provides technical research, focusing on chart patterns and technical indicators to assist clients in identifying potential entry and exit points in the market.

In addition, the US segment conducts research in specific sectors such as energy and consumer, offering valuable insights into industry trends and company analysis. It facilitates corporate access research, enabling clients to gain access to top management and industry experts for a deeper understanding of specific companies or sectors.

Middle East/ Caucasus segment

Middle East/Caucasus segment offers securities broker- dealer services, financials educational center services, financial intermediary center services and financial consulting services. The segment is currently in the developmental stage and does not generate profit at the moment. As a developing segment, the focus is on establishing a strong presence, building strategic relationships, and expanding client base in the region.
NOTE 33 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10-K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.
On April 26, 2023, the Company acquired Kazakhstan company Arbuz Group LLP for $16,509. On June 14, 2023, the Company acquired two Kazakhstan companies Aviata LLP and Internet-Tourism LLP, the purchase price for the acquisitions of Aviata LLP and Internet-Tourism LLP were $30,411 and $1,896, respectively. On July 26, 2023, the Company acquired Kazakhstan company ReKassa PCI Reader for $2,500.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses, our principal executive officer and principal financial officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Freedom Life JSC, Freedom Finance Insurance JSC, and Paybox Technologies LLP (and its subsidiaries) (together, the “Acquired Companies”) on May 17, 2022, May 17, 2022 and February 10, 2023, respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, the internal controls of the Acquired Companies, which represent total assets of $494,666 (or 10% of total consolidated assets) and total revenues of $176,329 (or 22% of total consolidated revenues) included in the consolidated financial statements of the Company as of and for the year ended March 31, 2023, respectively.

Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO in 2013, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 because of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.

The Control Environment material weakness contributed to other material weaknesses, either individually or in the aggregate, related to the design of our controls over:

•the application of U.S. GAAP to complex transactions;
•the classification of certain loans and deposits from banking institutions within the Consolidated Statements of Cash Flows;
•the classification of certain interest income from margin lending within the Consolidated Statements of Operations and Other Comprehensive Income;
•the classification of funds received under the Kazakhstan state program for financing of mortgage loans “7-20-25” within the Consolidated Statements of Cash Flows; and
•the review and timely identification of misstatements in the notes to the Consolidation Financial Statements.

The Company’s independent registered public accounting firm, Deloitte LLP an independent registered public accounting firm based in Kazakhstan, who audited the consolidated financial statements included this in Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Deloitte LLP’s report is included herein.
Remediation Plan for the Material Weaknesses
Management’s remediation plan to address the material weaknesses existing as of March 31, 2023, includes the following:

•Providing training on U.S. GAAP to employees responsible for preparing the Consolidated Financial Statements.
•Hiring qualified accounting professionals with the appropriate level of expertise in U.S. GAAP and ability to design, maintain and improve procedures and controls focused on the application of U.S. GAAP to complex transactions and preventing and detecting material misstatements in the presentation and disclosures of the Consolidated Financial Statements.
•Engaging an external consulting firm to assist the Company in maintaining compliance with its U.S. GAAP reporting requirements.

The material weaknesses cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9С. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with SEC (the "2022 Proxy Statement") within 120 days of the end of our fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance
The following is a brief biography, as of the date of this Form 10-K, of the nominees for Class I directors and each person whose term as a Class II or Class III director will continue after the Annual Meeting.

Timur Turlov Age: 35 Class III Director Since: November 2015 Continuing in office until the 2025 annual meeting Non-independent Committee Memberships: Nominating and Corporate Governance Risk
Mr. Turlov has served as the chief executive officer and chairman of the board since November 2015. He graduated from Russia State Technic University (named after Tsiolkovsky) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov holds a management certificate in stock exchange operations and securities broker and dealer management granted by the Russian National Securities Market Association and has more than 10 years of experience in various areas in the international securities industry. From May 2012 through January 2013, Mr. Turlov served as the Chairman of the Board of Directors of JSC Nomad Finance, where he oversaw the business setup and acquisition of large clients. From July 2013 to July 2017, Mr. Turlov served as the Advisor to the Chairman of the Board of Freedom Finance JSC. In that capacity, Mr. Turlov was primarily responsible for strategic management, public and investor relations events, investment and sales strategy, and government relations. In July 2017, Mr. Turlov became Chairman of the Board of Directors of Freedom Finance JSC (Almaty, Kazakhstan). Since July 2014, Mr. Turlov has served as a President at Freedom Securities Trading Inc. (Belize), where he carries out the general management of the company, elaborates the development strategy, and controls the cash flow within the company. Currently, Mr. Turlov is a Member of YPO Kazakhstan (Young Presidents Organisation), which unites young businessmen and top managers from all over the world. In addition, Mr. Turlov is President of the Kazakhstan Chess Federation, President of the Kazakhstan Football Federation and a participant of the IQanat educational project. Mr. Turlov also serves as a Member and Chairman of the Board of Directors in Life Insurance Company "Freedom Finance Insurance" JSC, Insurance Company "Freedom Finance Life" JSC, and "Bank Freedom Finance Kazakhstan" JSC, Kcell JSC. Mr. Turlov owns interests in other businesses, including other securities brokerage firms.
Skills and Qualifications: Mr. Turlov was selected as a nominee for director based on his in-depth knowledge of the business of the Company and capital markets, his professional experience and his educational background in economics and management.

Jason Kerr Age: 52 Class III Director Since: May 2008 Continuing in office until the 2025 annual meeting Independent Committee Memberships: Compensation Nominating and Corporate Governance Risk
Mr. Kerr earned his Bachelor of Science degree in economics in 1995 and a Juris Doctorate in 1998 from the University of Utah, where he was named the William H. Leary Scholar. In 2011, Mr. Kerr founded the law firm Price, Parkinson & Kerr, where he practices commercial litigation. From 2006 to 2011, Mr. Kerr was the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Before joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004, Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca.

Skills and Qualifications: Mr. Kerr was selected as a nominee for director based on his educational background in economics, his managerial and business management skills, and his extensive professional experience as both in-house and outside legal counsel.

Leonard Stillman Age: 80 Class II Director Since: October 2006 Continuing in office until the 2024 annual meeting Independent Committee Memberships: Audit Compensation Nominating and Corporate Governance
Mr. Stillman earned his Bachelor of Science degree in mathematics from Brigham Young University and Master of Business Administration from the University of Utah. He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a vice-president of Research and Development for Automated Industrial Data Systems, Inc. and the owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade. Mr. Stillman has over 45 years of extensive business expertise, including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies, and procedures. He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993 and founded Business Plan Tools, LLC in 2004. He was employed with Stillman George, Inc. until 2010, where his primary responsibilities included managing information, technical development, and financial analysis projects and development, as well as general company management and consulting activities. From 2008 to 2009 Mr. Stillman served as the interim Chief Financial Officer of BMB Munai, Inc., the predecessor to the Company. He is currently employed by Business Plan Tools, LLC, which provides cloud-based SaaS business planning software. From January 2020 through April 2021, Mr. Stillman served as a director, Chief Financial Officer, Secretary and Treasurer of Pipergy, Inc., an oil and gas pipeline maintenance company based in Newcastle, Wyoming. Pipergy, Inc. is an SEC reporting issuer.
Skills and Qualifications: Mr. Stillman was selected as a director because of his significant background in business management, strategic planning, corporate finance, and information management.

Amber Williams Age: 42 Class II Director Since: November 2020 Continuing in office until the 2024 annual meeting Independent Committee Memberships: Audit Nominating and Corporate Governance Risk
Ms. Williams earned a Bachelor of Science degree in accounting from the University of Utah in 2004, and a Masters of Accounting degree from the University of Utah in 2005. Since 2012, Ms. Williams has provided accounting and chief financial officer consulting services to companies. Ms. Williams is a Certified Public Accountant, having earned licensure in 2010. Since 2019 Ms. Williams has been self-employed. From 2018 to 2019, she was employed as a Manager with Brixey & Meyer, an Ohio based CPA firm. In that position she managed a team of accountants providing companies with chief financial officer, accounting and human resource functions. From 2004 to 2012, Ms. Williams was employed in various accounting and finance positions with Grant Thornton, Basic Research, Goldman Sachs and PricewaterhouseCoopers, where her responsibilities included: planning and managing audit functions for public and private companies, domestically and internationally, including audit planning, fieldwork and internal control testing; assisting with product launch; serving as a member of a management team in conjunction with the sale of a business unit; and process improvement.
Skills and Qualifications: Ms. Williams was selected as a director based on her professional experience in accounting, auditing, finance and internal controls and her background as a licensed CPA.

Boris Cherdabayev Age: 69 Class I Director Since: February 2019 Continuing in office until the 2023 Annual Meeting Independent Committee Memberships: Audit Compensation
Mr. Cherdabayev graduated from Ufa Oil Institute (Russia) in 1976. In 2011, he completed the Advanced Management Program offered by Harvard Business School. In 2002 he completed the Columbia Senior Executive Program at Columbia University and in 2000 he completed the Chevron Advanced Management Program at Chevron Corporation in San Francisco, California. From 1994 to 1997 Mr. Cherdabayev was employed with JSC MangistauMunaiGaz, as a Member of the Managing Board and Vice President. From June 1998 to March 2000 he was employed with KazakhOil National Oil and Gas Company where he was a Member of the Managing Board and Vice President for Exploration and Production. During the same period, he also served as the Chairman of the Board for KazakhOil subsidiaries UzenMunaiGaz, KazakhOil-Emba, and KazakhstanCaspiShelf, as chairman of the Joint Operating Committee for the Karachaganak Project, and as a member of the JV TengizChevroil LLP Partnership Council. From March 2000 to March 2003, Mr. Cherdabayev was the General Manager of JV TengizChevroil LLP. From November 2003 to November 2015 he served as the chairman of the board of directors of BMB Munai, Inc. He also served as chief executive officer of BMB Munai from November 2003 through August 2007. In 2006 BMB Munai became the first Kazakh and CIS company listed on the NYSE American Stock Exchange. From October 2012 to the present time he has served as a Counsellor to the Chairman of the management board of Weatherford-CER JV. From May 2022 to the present time he has also served as an independent member of the board of directors of Kazakhstan Qazaq Gas JSC.
Skills and Qualifications: Mr. Cherdabayev was selected as a director because of his extensive executive management and board experience with both private companies and U.S. public companies.

Askar Tashtitov Age: 44 Class I Director Since: May 2008 Continuing in office until the 2023 Annual Meeting Non-independent Committee Memberships: None
Mr. Tashtitov has served as president of the Company since June 2018 and leads our investment banking activities. He has served as a director of the Company since May 2008 and was employed with BMB Munai, Inc., the predecessor of the Company, from 2004 through 2015, serving as the president from May 2006 to November 2015. From 2011 to 2015 Mr. Tashtitov was engaged in private equity projects. From 2002 to 2004 Mr. Tashtitov was a management consultant with PA Government Services Inc. Mr. Tashtitov earned a Bachelor of Arts degree from Yale University in economics and history in 2002.
Skills and Qualifications: Mr. Tashtitov was selected as a director because he has over 15 years of experience in the public company arena, with particular expertise in interfacing with equity and debt financing professionals, as well as investment banking and significant business management experience.

No director, nominee for director or executive officer has any family relationship to any other director, nominee for director or executive officer.
Mr. Stillman served as a director of Pipergy, Inc., an oil and gas pipeline maintenance company based in Newcastle, Wyoming from January 2020 through April 2021. Pipergy, Inc. became an SEC reporting issuer in September 2020. No other director or nominee for director served as a director of an SEC reporting issuer during the past five years.
There are no arrangements or understandings with any other person pursuant to which any director or nominee for director was selected as a director or nominee.
No director, nominee for director or executive officer or, to our knowledge, any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.
Information about our Executive Officers
The following table sets forth information regarding our executive officers:

Name	Age	Position
Timur Turlov	35	Chief Executive Officer and Chairman of the Board
Askar Tashtitov	44	President
Evgeny Ler	40	Chief Financial Officer
Renat Tukanov	43	Chief Technology Officer
Liudmila Kiriaku	41	Vice President of Compliance
As Messrs. Turlov and Tashtitov are also Company directors, their biographical information appears above.
Evgeny Ler – Mr. Ler has served as the chief financial officer of the Company since November 2015. Prior to that time, he served as chief financial officer of BMB Munai, Inc., the predecessor of the Company from April 2009 to November 2015. BMB Munai, Inc. was listed on the NYSE American Stock Exchange (AMEX). Mr. Ler joined BMB Munai in 2006 and served in several capacities including finance manager and reporting manager before being appointed chief financial officer. During 2013 and 2014 Mr. Ler was engaged in private equity projects. From 2003 to 2006 Mr. Ler was an auditor at Deloitte Kazakhstan. In 2003 Mr. Ler was awarded a Bachelor’s degree in financial management from the Kazakh-American University located in Almaty, Kazakhstan.
Renat Tukanov - Mr. Tukanov is the Chief Technology Officer (CTO) of the Company since August 2022. In his role, Mr. Tukanov is responsible for strengthening the Company’s technological direction and ensuring effective collaboration between the member companies (FRHC) and corporate governance in the field of information technology and information security. Before joining the Company, Mr. Tukanov worked as a Counselor to the Chairman of the Management Board at Freedom Finance JSC, a 100% subsidiary of the Company. Currently, he also holds the position of

Chief Executive Officer at Freedom Finance Global PLC, a 100% subsidiary of the Company, and Deputy Chairman of the Board at Freedom Finance JSC. As the CTO, Mr. Tukanov is responsible for the creation, adoption, and implementation of the Company’s Technology strategy including, among other things, information security, product development, implementation, maintenance, and support. He earned his BA in Marketing and Commerce from Turan University (Almaty, Kazakhstan) in 2005 and has over 15 years of experience in the information technology sector, including more than a decade in leadership positions. Before joining the Company, Mr. Tukanov served as the General Director of a system integrator company from 2011 to 2015 where he focused on business development in Kazakhstan and led information system projects in areas such as ERP and BI. Subsequently, from around 2015 to 2016 Mr. Tukanov worked as an IT Director in a subsidiary of the Ministry of Energy in the Republic of Kazakhstan. In this role, he oversaw the launch of a countrywide project called the Oil Accounting Information System and managed the operations of the IT department, including the implementation of a Business Intelligence System.
Liudmila Kiriaku – Mrs. Kiriaku has served as the vice president of compliance of the Company since October 2021. From February 2021 to October 2021, she served as the Director of Regulatory Affairs of Freedom Finance Europe Limited, our Cyprus broker dealer subsidiary (“Freedom EU”). Since 2008 Mrs. Kiriaku has worked for regulated investment firms and regulated private funds in Cyprus and other jurisdictions, developing and establishing policies for international financial companies. Prior to joining Freedom EU, Mrs. Kiriaku was employed as Head of Compliance by eToro Europe Ltd. from November 2017 through January 2020. From March 2017 to November 2017, Mrs. Kiriaku served as Executive Director, AMLCO, Regulatory Compliance Officer and Risk Manager for General Capital Brokers, Ltd. where she took the company through the license application and activation process and assisted in launching the company’s operations. Mrs. Kiriaku also has experience leading companies through regulatory audits by Cyprus, EU and other regulators on compliance matters. Since March 2021 Mrs. Kiriaku has served as a member of the Compliance Committee of the Association for Financial Markets in Europe (AFME). She is also a member of the Association of Certified Sanctions Specialists (ACSS). Mrs. Kiriaku was awarded a master’s degree in Management from the Russian Academy for Tourism, Moscow, Russia in 2003; she received an Advanced Certificate for provision of professional investment services in Cyprus from CySEC in 2009; in 2013 she completed the Risk Management qualification by The Chartered Institute for Securities and Investment (CISI).
There are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was selected as an executive officer.
CORPORATE GOVERNANCE
Director Independence
Our common stock is listed on the Nasdaq Capital Market and the Board relies upon the listing requirements and rules of the Nasdaq Stock Market to assist it in its determinations of director independence. Because Timur Turlov owns approximately 71.2% of our common stock and holds greater than 50% of the voting power for election of directors, the Company is a “Controlled Company” as defined by Rule 5615 of the Nasdaq Stock Market rules. As such, we are not required to have a majority of independent directors on our Board, nor are we required to have a majority of independent directors on our nominating committee, compensation committee or the Risk Committee of our Board (the “risk committee”). While our Board is presently staffed by a majority of independent directors, that may not always be the case. Our audit committee and compensation committee are currently staffed solely by independent directors. Timur Turlov, who is not independent, currently serves on our nominating committee and our risk committee. For so long as the Company remains a Controlled Company, we anticipate we will take advantage of the exemptions to the independence requirements available to Controlled Companies.
The nominating committee and the full Board review the independence of all members of the Board for purposes of determining which Board members are deemed independent. The nominating committee and the full Board affirmatively determined that Messrs. Cherdabayev, Kerr and Stillman and Ms. Williams are independent based on the director independence standards of the Nasdaq Stock Market and Nasdaq Rule 5605. In making this determination, our nominating committee and Board considered the current and prior relationships that each of the directors has with our Company and all other facts and circumstances our nominating committee and Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and other transactions, relationships, and arrangements that are not required to be disclosed in this proxy statement.
During fiscal 2023 the Company paid the law firm Price, Parkinson & Kerr (“PPK”) $35,369 and less than 5% of PPK’s gross revenues for legal services provided to the Company. Mr. Kerr is a partner at PPK. The services were provided in the ordinary course of the Company’s business and at market rates. In determining that relationship did not interfere with Mr. Kerr’s ability to exercise independent judgment, the nominating committee and full board specifically considered the Company’s relationship with PPK, as well as the guidance in subpart (D) of IM-5605, under Nasdaq Rule 5605(a)(2).
Communication with the Board
The Board encourages communication from our stockholders. Any stockholder who wishes to communicate with the directors should send any such communication to the Corporate Secretary by email to ir@freedomholdingcorp.com or by mail to 1930 Village Center Cir. #3-6972, Las Vegas, Nevada 89134. All such stockholder communication will be reviewed by the Corporate Secretary who will determine the appropriate response or course of action.
BOARD LEADERSHIP STRUCTURE
Board Leadership
The Chairman of the Board and Chief Executive Officer of the Company is Timur Turlov, our controlling stockholder. Mr. Turlov, along with the senior management team, is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Board is responsible for holding management accountable for execution of strategy once developed. The Board believes that it is currently in the best interest of the Company and our stockholders for Mr. Turlov to serve as Chief Executive Officer and Chairman of the Board. Our directors bring different perspectives, experience, insight and expertise from outside the Company while Mr. Turlov brings Company specific experience and expertise, in addition to being the Company’s controlling shareholder. The Board believes that the combined role of Chairman and Chief Executive Officer also facilitates the flow of information between the Board and management.
The Board currently consists of six members; our Chief Executive Officer, our President and four non-employee directors, all of whom are independent. Members of the Board are kept informed of our operations by reviewing materials provided to them, speaking to our executives, employees and legal counsel and by attending meetings of the Board and the various committees they may serve on. During fiscal 2023 Amber Williams was appointed as lead independent director. Our non-management directors met in executive sessions without the attendance or participation of our Chief Executive Officer and President several times during fiscal 2023.
The Role of the Board in Oversight of Risk
Our Chief Executive Officer and senior management are responsible for identifying and assessing our exposure to risk and developing risk controls related to significant business activities and Company objectives, developing programs to determine the sufficiency of risk identification, balancing of potential risk to potential reward and the appropriate manner in which to control risk. It is the responsibility of our management to develop and implement our short-term and long-term objectives and to identify, evaluate, manage and mitigate the risks inherent in seeking to achieve those objectives. The Board’s responsibility is to oversee and monitor the Company’s risk management processes and efforts of senior management within the Company’s risk framework as informed by the Company’s strategy and available resources. As described in more detail below, this is carried out primarily through various board committees which report to our full board. The Board coordinates with the audit committee, risk committee and management regarding the Company’s cyber and technology security and related risks.
BOARD COMMITTEES
The table below sets forth the standing committees of our Board. As noted above, as a Controlled Company we are exempt from certain board and committee independence requirements of the Nasdaq Stock Market. Our audit committee and compensation committee consist of all independent directors. Our nominating committee and our risk committee are each staffed by two independent directors and one non-independent director.

The memberships of each committee as of the date of this proxy statement are listed below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Risk Committee
Boris Cherdabayev	X	X
Jason Kerr		C		C
Leonard Stillman	X	X	X
Askar Tashtitov*
Timur Turlov*			C	X
Amber Williams	C		X	X
“X” indicates membership on the committee.
“C” indicates that the director serves as the chair of the committee.
* Mr. Turlov and Mr. Tashtitov do not meet the independence standards of the Nasdaq Stock Market.
Audit Committee
The purpose of the audit committee is to oversee our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee Charter provides that the audit committee is primarily responsible for the integrity of our accounting and financial reporting processes, our compliance with legal and regulatory requirements, the independence, qualifications and performance of our independent registered public accounting firm, and performance of internal audit functions. Specifically, these duties include: selecting, retaining, compensating, overseeing, and if necessary, terminating our independent registered public accounting firm and any other registered public accounting firm, as necessary; approving audit and non-audit services provided to us by the independent registered public accounting firm; approving all audit engagement fees and terms; reviewing the scope of the audit to be conducted by such firm, including the firm’s internal quality control procedures, and issues raised by the most recent peer review or public company accounting oversight board (United States) (“PCAOB”) review or inspection, as well as the results of its audit; evaluating, at least annually, the qualifications, performance and independence of the independent auditors; reviewing and discussing with the independent auditors any audit problems, difficulties and disagreements, and management’s responses to same; overseeing our financial reporting activities, including annual and quarterly reports and the accounting standards and principles followed; reviewing and approving the design and implementation of internal audit functions; reviewing and approving related-party transactions; overseeing legal and regulatory compliance; overseeing disclosure and internal controls, including establishing and overseeing procedures to address concerns about the same; and preparing the report of the audit committee, as required by the rules and regulations of the SEC, included in this proxy statement.
Each member of the audit committee is financially literate. Ms. Williams, Messrs. Cherdabayev and Stillman each meet the independent director definition of Nasdaq Rule 5605. The Board has determined that Ms. Williams qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Williams serves as the Chair of the audit committee. The Audit Committee Charter provides that the audit committee will meet at least four times annually. During fiscal 2023 the audit committee met eight times.
Report of the Audit Committee
The audit committee oversees our financial reporting process on behalf of the Board. Management is responsible for our internal controls, financial reporting process and compliance with laws, regulations and ethical business standards. Our independent registered public accounting firm is responsible for performing an integrated audit of our consolidated financial statements and of our internal control over financial reporting in accordance with standards of the PCAOB, and to issue opinions thereon. The audit committee’s responsibility is to monitor and oversee these processes. In this capacity, the audit committee provides advice, counsel, and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the audit committee’s members in business, financial and accounting matters.
The audit committee reviewed and discussed with management and Deloitte, LLP our independent registered public accounting firm, our audited financial statements for the fiscal year ended March 31, 2023. The audit committee reviewed and discussed with management and Deloitte, LLP management’s assessment of the effectiveness of the Company’s internal control over financial reporting and Deloitte, LLP’s opinion about the effectiveness of the Company’s internal control over financial reporting. The audit committee discussed with Deloitte, LLP the matters required to be discussed by applicable requirements of the PCAOB as currently in effect. The audit committee also received the written disclosures and the letter from Deloitte, LLP required by applicable requirements of the PCAOB regarding auditor-audit committee communications concerning independence and discussed with Deloitte, LLP its independence from Freedom Holding Corp. and Freedom Holding Corp’s management.
In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board, and the Board approved, that our audited financial statements be included in the Company’s Annual Report. These are the same financial statements that appear in our Annual Report that has been filed with the SEC.
Members of the Audit Committee:
Amber Williams, Chair
Leonard Stillman
Boris Cherdabayev
Compensation Committee
The Compensation Committee Charter provides that the primary function of the compensation committee is to carry out the duties assigned to it by the Board relating to the review and determination of executive compensation. The Compensation Committee Charter assigns the compensation committee the following authority and responsibilities: reviewing and approving corporate goals and objectives applicable to the compensation of the Chief Executive Officer and evaluation of the Chief Executive Officer’s performance to determine and approve Chief Executive Officer compensation; reviewing and approving the compensation of all other executive officers; reviewing, approving and, when appropriate, recommending to the Board for approval, incentive compensation plans and equity-based plans, and where appropriate or required, recommending such plans for approval by our stockholders; reviewing with management executive compensation disclosure to be included, as required by SEC rules and regulations, in our annual reports on Form 10-K and/or proxy statements; reviewing, approving and, when appropriate, recommending to the Board for approval, any employment agreements and severance arrangements or plans, including any benefits to be provided in connection with a change in control, and any amendments or terminations thereto; determining stock ownership guidelines for executive officers and monitoring compliance with such guidelines; reviewing incentive compensation arrangements and the relationship between risk management policies and practices and compensation policies and practices; reviewing and recommending to the Board for approval the frequency of Say on Pay votes; reviewing all director compensation and benefits; and overseeing engagement with stockholders and, as applicable, proxy advisory firms on matters of executive compensation.
The Compensation Committee Charter authorizes the compensation committee to access, at our expense, such internal and external resources, including retaining, legal, financial and other advisors, such as compensation consultants, as the compensation committee deems necessary or appropriate to fulfill its responsibilities. As described in more detail elsewhere in the proxy statement, during fiscal 2023, the compensation committee retained the services of NFP Compensation Consulting (“NFPCC” or “Independent Consultant”). The Compensation Committee Charter authorizes the compensation committee to delegate any of its responsibilities and authority to one or more subcommittees as it deems appropriate.
Mr. Kerr is the Chair of the compensation committee and Messrs. Cherdabayev and Stillman are members of the committee. Each meets the independent director definition of Nasdaq Rule 5605. To the extent securities laws or other laws, rules or regulations require approval by the full Board, or by the independent members of the Board, such matters will be submitted for appropriate approval. The compensation committee met four times during fiscal 2023.
Compensation Committee Interlocks and Insider Participation
During fiscal 2023, the compensation committee was composed of Messrs. Kerr (Chair), Cherdabayev and Stillman. None of the members of the compensation committee during fiscal 2023 were either an officer or employee of the Company. Mr. Cherdabayev served as the CEO of the Company’s predecessor, BMB Munai, Inc., from November 2003 to August 2007 and as Chairman of the Board from November 2003 to November 2015. Mr. Stillman served as the interim CFO of BMB Munai, Inc. from June 2008 to April 2009. During fiscal 2023, no executive officer of the Company served as a director or as a member of the compensation committee of the board of directors of another company which had an executive officer serving as a director of the Company or as a member of the compensation committee. In addition, during fiscal 2023, no member of the compensation committee engaged in any related party or other transaction of a type that is required to be disclosed pursuant to Item 404 of SEC Regulation S-K.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee Charter provides that the nominating committee’s responsibilities include, among other things: determining the qualifications, qualities, skills, and other expertise required to be a director; identifying individuals qualified to become Board members; recommending to the Board nominees to stand for election or to fill vacancies; developing and recommending corporate governance guidelines; overseeing our corporate governance practices and procedures; developing, subject to approval by the Board, processes for annual evaluation of the Board and its committees and overseeing the conduct of annual evaluations; reviewing the Board’s committee structure and composition and making recommendations to the Board regarding the appointment of directors to serve as members of each committee; developing and recommending to the Board for approval director standards for determining whether a director has a material relationship with the Company that would impair his or her independence; as necessary, amending and updating our Code of Ethics and Business Conduct; monitoring compliance with, investigating any alleged breach or violation of, and enforcing the provisions of our Code of Ethics and Business Conduct; with senior management, developing and recommending to the Board for approval an officer succession plan; and reviewing all tendered director resignation letters and evaluating and recommending to the Board whether such resignations should be accepted.
In discharging its responsibilities to nominate candidates for election to the Board, neither the Board, nor the nominating committee, has at this time, specified minimum qualifications for serving on the Board. We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. When considering potential director candidates, the nominating committee also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.
There is no assurance that all stockholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of a proposed candidate, or any candidate, will be contacted by the Company, the Board or the nominating committee, and no undertaking to do so is implied by the willingness to consider candidates proposed by stockholders.
The Nominating and Corporate Governance Charter authorizes the nominating committee to access, at our expense, such internal and external resources, including retaining, legal, financial and other advisors, such as the nominating committee deems necessary or appropriate to fulfill its responsibilities.
Mr. Turlov is the Chair of the nominating committee and Mr. Stillman and Ms. Williams are members of the committee. As our CEO, Mr. Turlov does not qualify as an independent director under Nasdaq Rule 5605. Mr. Stillman and Ms. Williams do qualify as independent directors under Nasdaq Rule 5605. As the controlling shareholder of the Company, holding more than 70% of its outstanding common shares, the board believes inclusion of Mr. Turlov in the deliberations and determinations of the nominating committee is in the best interests of the Company and its shareholders. To the extent securities laws or other laws, rules or regulations require approval by the full Board, or by the independent members of the Board, such matters will be submitted for appropriate approval. The nominating committee met once during fiscal 2023.
Risk Committee
The Board has approved the creation of a risk committee as described below. The risk committee has met to review the current state of risk management activities conducted in the Company, discuss the scope of oversight activities to be made by the committee and drafted a Risk Committee Charter, which has been circulated to the full Board for review and approval. It is the responsibility of our Chief Executive Officer and senior management to identify and assess the Company’s exposure to risk. The risk committee is responsible for meeting periodically with senior management to review the Company’s risk management, compliance activities and potential risk exposures and to carry out its other duties set forth in the Risk Committee Charter.
The Risk Committee Charter tasks the risk committee to assist the Board in its oversight and monitoring of our senior management and risk managers in carrying out their responsibilities for enterprise risk management (“ERM”). This includes oversight of financial management, risk profile, financial risk and return, legal and regulatory and strategic planning and alignment. The risk committee is responsible for oversight and review with senior management of the Company’s capital planning process, capital position, capital adequacy, capital structure, and certain policies relating to financial management of the Company and its subsidiaries, as well as overseeing implementation of such policies. The risk committee will periodically review the Company’s funding and liquidity requirements and contingency funding plan and is tasked with overseeing senior management’s establishment of an independent ERM framework. The risk committee will work with senior management to: recommend a risk profile of the Company to the Board; review and monitor risk elements associated with the Company’s business; oversee and review the Company’s ERM charter, policies and procedures for assessing and managing exposure, including exposure to cybersecurity risk; and receive and review reports regarding the Company’s overall state of legal and regulatory compliance. The risk committee will oversee senior management’s establishment of the Company’s overall strategic planning process and alignment of the Company’s risk profile with its strategic plan, goals and objectives. The risk committee is also responsible for reviewing material strategic transactions, principal investments or dispositions where the aggregate consideration to be paid or received exceeds limits specified by the Board.
The Risk Committee Charter authorizes the risk committee to select, retain and terminate special risk management, legal, financial, accounting, audit and other professional advisors, at our expense, to assist the risk committee in discharging its responsibilities. This authority excludes selecting, retaining or terminating the Company’s independent registered public accounting firm, which is the responsibility of the audit committee. The risk committee has engaged risk management consultants to evaluate and integrate the Company’s risk management activities with existing operations.
The Risk Committee Charter provides that the risk committee shall be comprised of at least three members and a majority of the members of the risk committee must be independent according to the standards of the Nasdaq Stock Market and the Company (to the extent the Company maintains a more stringent standard). Messrs. Kerr and Turlov and Ms. Williams have been appointed by the Board to serve on the risk committee. Mr. Kerr and Ms. Williams qualify as independent directors under Nasdaq Rule 5605. Mr. Turlov does not qualify as an independent director. The Risk Committee met four times during fiscal 2023.
Policy Against Hedging and Pledging
During fiscal 2023 the Company adopted a formal policy prohibiting directors, executive officers and certain other employees (“covered persons”) and their family members from engaging in short sale transactions, transactions in derivatives securities on an exchange or in any other organized market, holding Company securities in margin accounts to cover margin call or pledging Company securities as collateral for a loan, hedging or otherwise engaging in monetization transaction involving securities of the Company. Covered persons that held Company securities in a margin account or pledged as collateral for a loan prior to adoption of the policy, were granted a one-year grace period to repay such loans and release all Company securities from the margin account or loan transaction.
Stockholder Nominees for Director
Our nominating committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with applicable SEC requirements, our By-laws, Nevada state corporate law and any other applicable law, rule or regulation regarding director nominations. Under our By-laws, nominations of persons for election to the Board may be made at an annual meeting of stockholders by any stockholder who was a stockholder of record as of the record date and at the time of giving of the notice provided for in our By-laws and at the time of the annual meeting; and provides timely notice and otherwise complies with the procedures set forth in our By-laws.
No candidates for director nominations were submitted to the nominating committee by any stockholder in connection with our Annual Meeting. Any stockholder desiring to present a nomination for consideration by the nominating committee prior to the 2024 Annual Meeting must do so in accordance with our By-laws and policies as described in more detail in “Stockholder Proposals for the 2024 Annual Meeting,” elsewhere in this proxy statement.
Advance Notice Provisions
To be timely, a stockholder’s notice pursuant to the advance notice provisions of our By-laws must be in writing and delivered to us at our address listed below not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 60 days after the anniversary of the previous year’s annual meeting; and with respect to any other annual meeting of stockholders, including in the event that no annual meeting was held in the previous year, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the annual meeting and (2) the tenth day following the day on which public announcement of the date of such meeting is first made. A stockholder’s notice pursuant to the advance notice provisions of our By-Laws should be delivered to: Chairman of the Nominating and Corporate Governance Committee do Corporate Secretary, Freedom Holding Corp, 1930 Village Ctr. Cir., #3-6972, Las Vegas, Nevada 89134.

To be in proper form, a stockholder’s notice pursuant to the advance notice provisions of our By-laws must set forth, as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made:
•the name and address of the stockholder as they appear on our books and of the beneficial owner, if any, on whose behalf the nomination is being made;
•the class and number of our shares which are owned by the stockholder (beneficially and of record) and owned by the beneficial owner, if any, on whose behalf the nomination is being made, as of the date of the notice, and a representation that the stockholder will notify us in writing of the class and number of such shares owned of record and beneficially by the stockholder as of the record date for the meeting within five business days after the record date for such meeting;
•a description of any agreement, arrangement, or understanding with respect to such nomination between or among the stockholder or the beneficial owner, if any, on whose behalf the nomination is being made and any of their affiliates or associates, and any others (including their names) acting in concert with any of the foregoing, and a representation that the stockholder will notify us in writing of any such agreement, arrangement, or understanding in effect as of the record date for the meeting within five business days after the record date for such meeting;
•a description of any agreement, arrangement, or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the notice by, or on the stockholder’s behalf, or the beneficial owner, if any, on whose behalf the nomination is being made and any of their affiliates or associates, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such person or any of their affiliates or associates with respect to shares of our stock, and a representation that the stockholder will notify us in writing of any such agreement, arrangement, or understanding in effect as of the record date for the meeting within five business days after the record date for such meeting;
•a representation that the stockholder is a holder of record of our shares entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and
•a representation whether the stockholder intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to approve the nomination and/or otherwise to solicit proxies from stockholders in support of the nomination. We may require any proposed nominee to furnish such other information as we may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such nominee.
The stockholder’s notice must provide the nominating committee the following:
•the name, age, business address, and residence address of each proposed nominee;
•the principal occupation or employment of each such nominee;
•the class and number of shares of our capital stock which are owned of record and beneficially by each such nominee (if any);
•such other information concerning each such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved) or that is otherwise required to be disclosed, under Section 14(a) of the Exchange Act;
•a written questionnaire with respect to the background and qualification of such proposed nominee (which questionnaire shall be provided by the Corporate Secretary upon written request), and a written statement and agreement executed by each such nominee acknowledging that such person:
◦consents to being named in the Company’s proxy statement as a nominee and to serving as a director if elected;
◦intends to serve as a director for the full term for which such person is standing for election; and
◦makes the following representations: (1) that the nominee has read and agrees to adhere to our Code of Ethics and Business Conduct and other corporate governance policies and guidelines applicable to directors, (2) that the nominee is not and will not become a party to any agreement, arrangement, or understanding with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a director, will act or vote on any issue or question, (3) that the nominee is not and will not become a party to any agreement, arrangement, or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement, or indemnification in connection with such person’s nomination for director or service as a director.

Proxy Access Provisions
Pursuant to the proxy access provisions of our By-laws, a stockholder, or a group of not more than 20 stockholders, that has continuously owned for at least three years a number of shares that represents at least 3% of our outstanding voting shares can nominate for inclusion in the Company’s proxy statement a number of nominees not to exceed 20% of the number of directors in office as of the last day on which notice of a nomination may be delivered to the Company, or if such amount is not a whole number, the closest whole number less than 20%, provided that the stockholder(s) and the stockholder nominee(s) satisfy the requirements specified in our By-laws. Such requirements include the timely delivery of a stockholder’s notice to our Corporate Secretary.
To be timely, a stockholder’s notice pursuant to the proxy access provisions must be delivered to our Corporate Secretary at our principal executive offices not later than 120 days nor more than 150 days prior to the first anniversary of the date the definitive proxy statement was first sent to stockholders in connection with the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than 30 days or delayed more than 60 days from the anniversary of the preceding year’s annual meeting, or if no annual meeting was held in the preceding year, the notice must be delivered not earlier than the close of business on the 150th day prior to such annual meeting and not later than the close of business on the later of (i) the 120th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.
A stockholder’s notice pursuant to the proxy access provisions must set forth, as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made:
•the information required in a stockholder’s notice pursuant to the advance notice provisions of our By-laws;
•a statement of the stockholder (a) setting forth and certifying to the number of shares of the Company the stockholder owns and has owned continuously for at least three years as of the date of the notice and (b) agreeing to continue to own such shares through the applicable annual meeting;
•a copy of the Schedule 14N that has been or concurrently is filed with the SEC as required by Rule 14a-18 under the Exchange Act;
•the details of any relationship that existed within the past three years and that would have been described pursuant to Item 6(e) of Schedule 14N if the relationship existed on the date of submission of the Schedule 14N; and
•written agreements of the stockholder(s) setting forth certain additional agreements, representations and warranties specified in our By-laws.
Meeting Attendance
The Board met fourteen times during fiscal 2023. Each director attended at least 75% of the meetings of the Board. In addition to participation in Board meetings, our directors discharged their responsibilities throughout the year through personal meetings and other communications, including telephone contact on any matters of interest and concern.
We do not have a formal policy requiring members of the Board to attend the annual meeting, although all directors are encouraged to attend if available. All the members of our Board attended the 2022 annual meeting of stockholders, which was held virtually.
Indemnification
As permitted by Nevada state corporate law, our Restated Articles of Incorporation and By-Laws authorize and require us to indemnify our officers and directors to the fullest extent permitted under Nevada law.
Other Corporate Governance Resources
The charters of each committee of our Board and our Code of Ethics and Business Conduct are available on the Investor Relations Section of our website, https://ir.freedomholdingcorp.com/corporate-governance.

DIRECTOR COMPENSATION
On March 31, 2023, the last day of our 2023 fiscal year, and as of the date of this proxy statement, we had six directors, four of which were non-employee directors. Our non-employee directors receive an annual cash retainer, which is paid quarterly. For the period from April 1, 2022 to March 31, 2023, each non-employee director received a quarterly payment of $25,000. Board members do not receive separate retainers for committee service, including serving as a committee chair, nor do they receive Board meeting, committee meeting or stockholder meeting attendance fees. Board member are reimbursed for reasonable travel expenses incurred in connection with required in-person attendance at such meetings. We reserve the right to change the manner and amount of compensation to our directors at any time. Directors who are employees do not receive annual cash retainers or fees for services on the Board.
The following table provides information concerning the compensation of each of our independent directors who served in fiscal 2023. Compensation of Messrs. Turlov and Tashtitov, who are directors and executive officers of the Company, is described under the heading “Executive Compensation” elsewhere in this proxy statement. Messrs. Turlov and Tashtitov did not receive any compensation for their service on the Board or any Board committee.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Boris Cherdabayev	100,000	—	—	100,000
Jason Kerr	100,000	—	—	100,000
Leonard Stillman	100,000	—	—	100,000
Amber Williams	100,000	—	—	100,000
As of March 31, 2023, none of the non-employee members of our Board held any outstanding stock options or other equity awards. We do not currently have a fixed plan for the award of equity compensation to our non-employee directors. Any equity grants to non-employee directors will be granted at a price equal to the fair market value of our common stock on the date of grant. We did not award any equity compensation to our non-employee directors during fiscal 2023. The compensation committee and the board have the authority to award equity grants to our non-employee directors at their discretion. During fiscal year 2024, the compensation committee and the Board approved annual non-employee director fees in addition to the $100,000 base non-employee annual director fees for certain Board and Board committee assignments, including $75,000 per year for the audit committee chair, $50,000 per year for the compensation committee chair, $50,000 for the risk committee chair and $75,000 per year for the lead independent director.
Item 11. Executive Compensation
Summary Compensation Table
The table below summarizes compensation paid to or earned by our named executive officers for the fiscal years ended March 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)(3)
Timur Turlov	2023	1,048,015	—	—	106,284	1,154,299
CEO and	2022	1,235,306	—	—	19,708	1,255,014
Chairman(4)	2021	279,525	—	—	22,189	301,714
Askar Tashtitov	2023	280,476	442,034	632,959	47,840	1,403,309
President(4)	2022	292,436	417,701	797,068	90,477	1,597,682
	2021	154,539	—	—	22,905	177,444
Evgeny Ler	2023	275,750	348,260	477,705	48,509	1,150,224
CFO	2022	292,436	316,585	601,561	77,726	1,288,308
	2021	180,157	—	—	25,758	205,915
Renat Tukanov	2023	121,937	22,765	179,139	27,539	351,380
CTO(5)	2021
Liudmila Kiriaku	2023	143,410	—	175,978	41,091	360,479
VP of Compliance	2022	100,397	—	808	33,710	134,915
(1)Annual salary is net of all salary-related income taxes, mandatory contributions to the nationally-sponsored pension program, social insurance and obligatory medical insurance required under the laws of the Russian

Federation, the Republic of Kazakhstan and the Republic of Cyprus, which are legally the responsibility of the employer for all employees in those countries, not just our NEOs.
(2)Includes: (i) salary-related income taxes, mandatory contributions to the nationally-sponsored pension program, social insurance and obligatory medical insurance of $106,284, $9,972 and $17,534, and a car and travel allowance of $0, $9,736 and $4,655 for Mr. Turlov during the fiscal years ended March 31, 2023, 2022 and 2021, respectively; (ii) salary-related income taxes, mandatory contributions to the nationally-sponsored pension program, and social insurance of $47,840, $90,447 and $22,905 for Mr. Tashtitov during the fiscal years ended March 31, 2023, 2022 and 2021, respectively; (iii) salary-related income taxes, mandatory contributions to the nationally-sponsored pension program, and social insurance of $48,509, $77,726 and $25,785 and for Mr. Ler during the fiscal years ended March 31, 2023, 2022 and 2021, respectively, (iv) salary-related income taxes, mandatory contributions to the nationally-sponsored pension program, and social insurance of $27,539 for Mr. Tukanov during the fiscal years ended March 31, 2023, (v) salary-related income taxes, social insurance and obligatory medical insurance of $41,091 and $33,625 for Mrs. Kiriaku during the fiscal year ended March 31, 2023 and 2022.
(3)Mr. Turlov, Mr. Ler and Mr. Tashtitov are paid in Kazakhstan tenge. Mrs. Kiriaku is paid in both Euros and Kazakhstan tenge. In the fiscal years ended March 31, 2021 and 2022, Mr. Turlov also received compensation in Russian rubles. The U.S. dollar amounts shown in the table above were calculated using the average annual exchange rates for the period from April 1, 2021 to March 31, 2022, of Kazakhstan tenge to Russian ruble, Russian ruble to U.S. dollar and the Euro to U.S. dollar as reported by the Central Bank of Russia and for the period from April 1, 2022 to March 2023 were calculated using the average annual exchange rates of Kazakhstan tenge to U.S. dollar and the Euro to U.S. dollar as reported by the National Bank of Kazakhstan.
(4)Mr. Turlov and Mr. Tashtitov are also Company directors. They receive no compensation for their service on our Board.
(5)Mr. Tukanov began serving as CTO of the Company in September 2022, but was employed by a Company subsidiary prior to September 2022. The compensation amounts reflect her total compensation for the full 2023 fiscal year.
Grants of Plan-Based Awards
The table below provides information regarding the grants of plan-based awards made to the named executive officers during the fiscal year ended March 31, 2023.

Name	Grant date	All other stock awards: Number of shares of stock (#)	Grant date fair value of stock awards ($)(4)
Timur Turlov(1)	05/18/2021	—	—
Askar Tashtitov(2)	05/18/2021	46,379	2,101,432
Askar Tashtitov(3)	05/18/2021	6,621	299,998
Evgeny Ler(2)	05/18/2021	33,379	1,512,042
Evgeny Ler(3)	05/18/2021	6,621	299,998
Renat Tukanov(2)	05/18/2021	15,000	679,650
Liudmila Kiriaku	03/30/2022	7,500	459,325
(1) Mr. Turlov did not receive an equity incentive award for fiscal 2023 as he, the compensation committee and the Board believe his approximately 71.1% ownership of the Company provides sufficient incentive to align his interest with those of the Company and our shareholders. This decision does not preclude Mr. Turlov from receiving equity incentive awards in the future.
(2) On May 18, 2021, the compensation committee approved discretionary grants of performance-based restricted stock awards to Messrs. Tashtitov, Ler and Tukanov.
(3) On May 18, 2021, the compensation committee approved discretionary equity grants to Messrs. Tashtitov and Ler. The awards vested in full on March 31, 2022.
(4) Reflects the grant date fair value of awards as determined pursuant to FASB ASC Topic 718. For valuation assumptions of the awards, see Note 25 to the consolidated financial statements in our 2023 Annual Report on Form 10-K.
Outstanding Equity Awards at Fiscal Year-End
The table below provides certain information concerning stock awards held by the named executive officers that were outstanding as of March 31, 2023. None of our named executive officers held outstanding stock options as of March 31, 2023.

	Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Name	(#)(1)	($)(2)
Timur Turlov	—	—
Askar Tashtitov	46,379	3,332,795
Evgeny Ler	33,379	2,398,615
Renat Tukanov	12,000	862,320
Liudmila Kiriaku	7,500	538,950
(1) The outstanding stock awards as of March 31, 2023 are subject to vesting. For additional details regarding the vesting conditions and vesting schedule of these stock awards see “Performance-based Restricted Stock” and “Restricted Stock Vesting Schedule” above.
(2) The market value for unvested stock awards is based on the closing price of the common stock as of March 31, 2023, which was $71.86, and is rounded to the nearest dollar.
Option Exercises and Stock Vested
The table below provides certain information concerning restricted stock awards that vested during the fiscal year ended March 31, 2023. No options were exercised by any of our NEOs during fiscal 2023.

	Stock Awards
	Number of shares acquired on vesting	Value realized on vesting
Name	(#)	($)(1)
Timur Turlov	—	—
Askar Tashtitov	6,621	475,785
Evgeny Ler	6,621	475,785
Renat Tukanov	3,000	215,580
Liudmila Kiriaku	—	—

(1) The value realized is based on the closing price of the common stock on the vesting date, March 31, 2023, of $71.86, and is rounded to the nearest dollar.
Executive Employment Agreements
At this time Freedom Holding Corp does not have employment agreements with Messrs. Turlov, Tashtitov or Ler. Mr. Turlov has a standard statutorily required employment agreement for all employees in the Republic of Kazakhstan with our subsidiary Freedom Finance Global PLC (“Freedom Global”). Mr. Tashtitov, Mr. Ler and Mr. Tukanov have standard statutorily required employment agreement for all employees in the Republic of Kazakhstan with our subsidiary Freedom KZ. These standard statutorily required employment agreements primarily provide for statutory rights relating to employees, employers, base salary, and payment of salary-related taxes and dues, including personal income taxes and pension fund obligations. Each of Messrs. Turlov, Tashtitov,Ler and Tukanov and Mrs. Kiriaku provide services to the Company on an at-will basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of August 01, 2023, the record date, we had 59,659,191 shares of common stock issued and outstanding. The following table sets forth the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known to us to own beneficially, more than 5% of our issued and outstanding stock, and the name and stock holdings of each director and nominee for director, named executive officer, and the stock holdings of all of the directors, nominees and named executive officers as a group:

	Shares Beneficially Owned
Name of Person or Group(1)	Amount		Percent(2)
Greater than 5% Stockholders:
Timur Turlov	42,405,112		71.1%

Directors, Nominees and Named Executive Officers:
Timur Turlov	42,405,112		71.1%
Askar Tashtitov	130,200	(3)	*
Evgeny Ler	60,000	(4)	*
Renat Tukanov	12,006	(5)	*
Liudmila Kiriaku	7,500	(6)	*
Boris Cherdabayev	—		—
Jason Kerr	—		—
Leonard Stillman	—		—
Amber Williams	—		—

All Directors, Nominees and Named Executive Officers, as a Group (8 persons)	42,614,818		71.1%
*Less than 1%.
(1)Unless otherwise indicated, the mailing address of each beneficial owner in the table above is do Freedom Holding Corp., “Esentai Tower” BC, Floor 7, 77/7 Al Farabi Ave., Almaty, 050040, Republic of Kazakhstan. The information provided in the table above is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.
(2)The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.
(3)Includes 31,800 restricted shares granted to Mr. Tashtitov as equity incentive compensation. Vesting of these shares is contingent upon Mr. Tashtitov’s continuous service with us through the applicable vesting dates described below, and satisfaction of the continuous service requirement notwithstanding, if the weighted average closing price of our common shares for the 20 trading days prior to a vesting date is less than 70% of the weighted average closing price of our common shares for the 20 trading days prior to the vesting date, then the common shares scheduled to vest on the vesting date shall not vest but shall be automatically forfeited on the stated vesting date and we shall have no further obligations to Mr. Tashtitov as to that portion of the restricted stock award forfeited. Assuming satisfaction of the foregoing vesting conditions, vesting of the 31,800 shares will occur as follows: 10,600 shares on May 18, 2024, 10,600 shares on May 18, 2025, and 10,600 shares on May 18, 2026. During the vesting periods, Mr. Tashtitov will be the record owner of the restricted stock and he will be entitled to all the rights of a stockholder of the Company, including the right to vote and receive dividends or other distributions on the shares, provided, however, that dividend payments or other distributions on unvested shares shall be held in custody by the Company and subject to the same restrictions that apply to unvested shares. The shares will not be delivered until they vest, and he has no rights to assign, alienate, pledge, attach, sell or otherwise transfer or encumber the shares until such shares vest, except as otherwise provided in the applicable grant agreement or the Freedom Holding Corp. 2019 Equity Incentive Plan (the “2019 Plan”). To the extent he forfeits shares of restricted stock for failure to satisfy an applicable vesting condition, he will no longer be entitled to any rights as a stockholder of the Company, including the rights to vote or receive dividends or other distributions on such forfeited shares.
(4)Includes 24,000 restricted shares granted to Mr. Ler as equity incentive compensation. Vesting of the 24,000 shares is contingent upon Mr. Ler’s continuous service with us through the applicable vesting dates described below, and satisfaction of the continuous service requirement notwithstanding, if the weighted average closing price of our common shares for the 20 trading days prior a vesting date is less than 70% of the weighted average closing price of our common shares on the immediately prior vesting date, then the common shares scheduled to vest on the vesting date shall not vest but shall be automatically forfeited on the stated vesting date and we shall have no further obligations to Mr. Ler as to that portion of the restricted stock award forfeited. Assuming satisfaction of the foregoing vesting conditions, vesting of the 24,000 shares will occur as follows: 8,000 shares on May 18, 2024, 8,000 shares on May 18, 2025, and 8,000 shares on May 18, 2026. During the vesting periods, Mr. Ler will be the record owner of the restricted stock and he will be entitled to all the rights of a stockholder of the Company, including the right to vote and receive dividends or other distributions on the shares, provided, however, that dividend payments or other distributions on unvested shares shall be held in custody by the Company and subject to the same restrictions that apply to unvested shares. The shares will not be delivered until they vest, and he has no rights to assign, alienate, pledge, attach, sell or otherwise transfer or encumber the shares until such shares vest, except as otherwise provided in the applicable grant agreement or the 2019 Plan. To the extent he forfeits shares of restricted stock for failure to satisfy and applicable vesting condition, he will no longer be entitled to any rights as a stockholder of the Company, including the rights to vote or receive dividends or other distributions on such forfeited shares.
(5)    Includes 9,000 restricted shares granted to Mr. Tukanov as equity incentive compensation. Vesting of the 12,000 shares is contingent upon Mr. Ler’s continuous service with us through the applicable vesting dates described below, and satisfaction of the continuous service requirement notwithstanding, if the weighted average closing price of our common shares for the 20 trading days prior a vesting date is less than 70% of the weighted average closing price of our common shares on the immediately prior vesting date, then the common shares scheduled to vest on the vesting date shall not vest but shall be automatically forfeited on the stated vesting date and we shall have no further obligations to Mr. Ler as to that portion of the restricted stock award forfeited. Assuming satisfaction of the foregoing vesting conditions, vesting of the 12,000 shares will occur as follows: 3,000 shares on May 18, 2024, 3,000 shares on May 18, 2025, and 3,000 shares on May 18, 2026. During the vesting periods, Mr. Tukanov will be the record owner of the restricted stock and he will be entitled to all the rights of a stockholder of the Company, including the right to vote and receive dividends or other distributions on the shares, provided, however, that dividend payments or other distributions on unvested shares shall be held in custody by the Company and subject to the same restrictions that apply to unvested shares. The shares will not be delivered until they vest, and he has no rights to assign, alienate, pledge, attach, sell or otherwise transfer or encumber the shares until such shares vest, except as otherwise provided in the applicable grant agreement or the 2019 Plan. To the extent he forfeits shares of restricted stock for failure to satisfy and applicable vesting condition, he will no longer be entitled to any rights as a stockholder of the Company, including the rights to vote or receive dividends or other distributions on such forfeited shares.
(6) Includes 4,500 restricted shares granted to Mrs. Kiriaku as equity incentive compensation. Vesting of the 4,500 shares is contingent upon Mrs. Kiriaku’s continuous service with us through the applicable vesting dates described below, and satisfaction of the continuous service requirement notwithstanding, if the weighted average closing price of our common shares for the 20 trading days prior to a vesting date is less than 70% of the weighted average closing price of our common shares on the immediately prior vesting date, then the common shares scheduled to vest on the vesting date shall not vest but shall be automatically forfeited on the stated vesting date and we shall have no further obligations to Mrs. Kiriaku as to that portion of the restricted stock award forfeited. Assuming satisfaction of the foregoing vesting conditions, vesting of the 4,500 shares will occur as follows: 1,500 shares on May 18, 2024, 1,500 shares on May 18, 2025, and 1,500 shares on May 18, 2026. During the vesting periods, Mrs. Kiriaku will be the record owner of the restricted stock and she will be entitled to all the rights of a stockholder of the Company, including the right to vote and receive dividends or other distributions on the shares, provided, however, that dividend payments or other distributions on unvested shares shall be held in custody by the Company and subject to the same restrictions that apply to unvested shares. The shares will not be delivered until they vest, and she has no rights to assign, alienate, pledge, attach, sell or otherwise transfer or encumber the shares until such shares vest, except as otherwise provided in the applicable grant agreement or the 2019 Plan. To the extent she forfeits shares of restricted stock for failure to satisfy and applicable vesting condition, she will no longer be entitled to any rights as a stockholder of the Company, including the rights to vote or receive dividends or other distributions on such forfeited shares.
Item 13. Certain Relationships and Related Transactions and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
In accordance with our Audit Committee Charter, our audit committee, all members of which are independent, is responsible for reviewing, approving and overseeing any transaction between the Company, including its subsidiaries, and any related person (as defined in Item 404 of SEC Regulation S-K) and any other potential conflict of interest situations on an ongoing basis. Item 404 identifies a “related person” as any person who is: (i) an executive officer, director or nominee for director of the registrant; (ii) any holder of greater than 5% of any class of the registrant’s voting securities; and (iii) any immediate family member of any of the foregoing. Consistent with the requirements of the Audit Committee Charter and the Company’s policies and procedures, at least quarterly the audit committee reviews, and as appropriate approves or ratifies, all transactions in which a related party may have a direct or indirect material interest in which the amount involved in such transaction or proposed transaction would exceed $120,000 in a single year. Based on all the relevant facts and circumstances, the audit committee decides whether a related-person transaction is appropriate, and in our best interests, and conforms with SEC rules prohibiting personal loans to executive officers and directors. At least quarterly the audit committee also monitors ongoing, previously-approved or ratified transactions with related parties.
Transactions with Related Persons
In addition to the compensation arrangements discussed in “Executive Compensation” elsewhere in this proxy statement, the following is a description of transactions between the Company and related persons since April 1, 2022, that exceeded or are anticipated to exceed $120,000 in a single year.
Certain of our executive officers, directors, greater than 5% stockholders and persons or entities affiliated with them have brokerage, banking and/or other discretionary accounts with our subsidiary companies and engage in transactions with those entities in the ordinary course of business involving brokerage, banking and investment banking services. Such transactions are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated customers and eligible employees. In connection with these accounts, our subsidiaries may extend credit in the ordinary course of business to certain of our directors, executive officers, greater than 5% stockholders and persons or entities affiliated with them. These extensions of credit may be in connection with margin lending or other extensions of credit by our subsidiaries in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable extensions of credit with similarly situated unaffiliated third parties and do not involve more than the normal risk of collectability or present other unfavorable features.
Transactions with Timur Turlov
During fiscal 2023 we derived approximately $198 million, or approximately 99.7%, of our total fee and commission income from entities owned or controlled by Mr. Turlov, including approximately $197 million from FST Belize and its customers, $585,000 from Mr. Turlov personally and $126,000 from Freedom Mobile World LLP. Also, during fiscal 2023 we paid commission expense to FST Belize of approximately $680,000 and earned interest income from FST Belize of approximately $23 million. We also paid approximately $412,000 to Mr. Turlov personally and $248,000 in interest expense to FFIN Credit. The foregoing transactions were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly unaffiliated third parties.
FST Belize
FST Belize is a corporation registered in and licensed as a broker dealer in Belize to service the investment needs of customers desiring broader investments options in international securities markets. FST Belize was formed in 2014 and is owned personally by Mr. Turlov; it is not part of our group of companies. FST Belize has its own brokerage customers, which include individuals, some entities and three institutional market-makers. FST Belize holds several transparent omnibus brokerage account holder with Freedom EU. The majority of the order flow from FST Belize relates to customer activities within the FST Belize’s omnibus accounts. Our relationship with FST Belize has also provided us and our customers with a substantial liquidity pool for trading. We expect FST Belize will continue to process brokerage transactions for its customers through us, so long as such business is not prohibited by U.S., UK, or EU sanctions or prohibited by Russian counter sanctions. To date, the government of Belize has not issued any economic sanctions against Russia or any other jurisdiction.
Microfinance organization Freedom Finance Credit
As of March 31, 2023, the Company had loans issued in the amount of $121 million which includes uncollateralized bank customer loans purchased by Freedom Bank KZ from a related party, microfinance organization Freedom Finance Credit (“FFIN Credit”), a company outside of the FRHC group which is controlled by Timur Turlov. These loans were purchased at a discount to their nominal value by the Company’s subsidiary Freedom Bank KZ. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. The principal operations of FFIN Credit are providing loans to customers online using biometric identification and its proprietary scoring process. While Freedom Bank KZ has legal ownership of the uncollateralized retail loans purchased from FFIN Credit, in accordance with U.S. GAAP requirements, the Company does not recognize those loans as uncollateralized bank customer loans because effective control over the transferred loans is maintained by FFIN Credit. Instead, the Company recognizes the loans receivable from FFIN Credit on the consolidated balance sheets as right of claims for purchased retail loans, within loans issued.

Item 14. Principal Accounting Fees and Services
Pre-Approval of Services
The audit committee annually engages our independent registered public accounting firm and pre-approves their services related to the annual audit and interim quarterly reviews of our financial statements and all reasonably related assurance services. All non-audit services are also considered for pre-approval by the audit committee. Audit committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding our engagement of the independent registered public accounting firm.
Audit Fees, Related Fees and Tax Fees
Deloitte, LLP served as our independent registered public accounting firm for the fiscal year ended March 31, 2023. Prior thereto, the firm of WSRP, LLC served as our independent registered public accounting firm since March 2017. During the fiscal year ended March 31, 2022, Deloitte, LLP served as an independent registered public accounting firm of certain of the Company’s subsidiaries.
The fees for professional services billed to us and our subsidiaries by Deloitte, LLP for the fiscal years ended March 31, 2023 and 2022 in connection with services provided in such fiscal years were as follows:

Fee Type	For the year ended March 31, 2023 ($)	For the year ended March 31, 2022 ($)
Audit fees	5,555,733	244,081
Audit-related fees	76,101	—
Tax fees	—	—
All other fees	—	—
Total	5,631,834	244,081
Audit Fees. Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports of Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work. Audit fees also include the separate entity audits of Freedom EU, Freedom Technologies, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom Life and Freedom Insurance.
Audit-Related Fees. Audit-related fees during the fiscal year ended March 31, 2023 were primarily comprised of fees billed by Deloitte, LLP for professional services related to non-U.S. statutory reporting and document review.
Tax Fees. There were no fees billed to us or our subsidiaries by Deloitte, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2023 and 2022.
All of the services provided by Deloitte, LLP described above were approved by our audit committee pursuant to our audit committee’s pre-approval policies.
The audit committee has determined that the provision of services described above was compatible with Deloitte, LLP maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(2)
4.03	Guarantee Agreement dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bond Program of Freedom Finance SPC Ltd.(8)%
4.04	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026 issued by Freedom Finance SPC Ltd.(9)
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(4) +
10.02	Employment contract dates February 1, 2021 between Freedom Finance Global PLC and Timur Turlov*+
10.03	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Askar Tashtitov*+
10.04	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.05	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.06	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Evgeniy Ler*+
10.07	Agreement dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler*+
10.08	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.09	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.10	Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov*+
10.11	Employment contract dates September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov*+
10.12	Offer of Employment, dated September 23, 2021, between Freedom Holding Corp. and Liudmila Kiriaku+ (11)
10.13	Employment contract dated February 1, 2021 between Freedom Finance Global PLC and Liudmila Kiriaku*+
10.14	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Renat Tukanov*+
10.15	Restricted Stock Award Agreement, effective March 30, 2022, between Freedom Holding Corp. and Liudmila Kiriaku+(11)
10.16	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.17	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+

10.18
Purchase and Sale Agreement of 100% Interest in Authorized Capital of Freedom Finance Investment Company Limited Liability Company dated October 17, 2022 between Freedom Holding Corp. and Mr. Maksim Sergeyevich Povalishin (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(10)

10.19
Membership Interest Purchase Agreement, effective February 15, 2023, between Freedom Holding Corp., Maxim Partners LLC, MJR Holdings, Inc., Wallace LLC, Michael Rabinowitz and Maxim Financial Advisors LLC*

14.01	Code of Ethics(5)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm (WSRP, LLC)*
23.02	Consent of Independent Registered Public Accounting Firm (Deloitte LLP)*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant’s original Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2021.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2021.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.
(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2022.
(11)	Incorporated by reference to the Registrant’s original Annual Report on Form 10-K filed with the SEC on May 31, 2022.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 4, 2023	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman	August 4, 2023
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer	August 4, 2023
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	August 4, 2023
Askar Tashtitov

/s/ Boris Cherdabayev	Director	August 4, 2023
Boris Cherdabayev

/s/ Jason Kerr	Director	August 4, 2023
Jason Kerr

/s/ Leonard Stillman	Director	August 4, 2023
Leonard Stillman

/s/ Amber Williams	Director	August 4, 2023
Amber Williams