Form 10-Q
period 2023-06-30
Freedom Holding Corp.
filed 2023-10-10
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ☐  No ☒
As of October 6, 2023, the registrant had 59,761,391 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2023	March 31, 2023

ASSETS
Cash and cash equivalents (including $— and $35,549 from related parties)	$597,364	$581,417
Restricted cash (including $59,914 and $114,885 from related parties)	501,887	445,528
Trading securities	3,369,066	2,412,556
Available-for-sale securities, at fair value	221,445	239,053
Margin lending, brokerage and other receivables, net (including $384,688 and $294,985 from related parties)	520,590	376,329
Loans issued (including $142,336 and $121,177 from related parties)	1,058,148	826,258
Fixed assets, net	63,852	54,017
Intangible assets, net	42,257	17,615
Goodwill	50,951	14,192
Right-of-use asset	34,461	30,345
Insurance contract assets	12,209	13,785
Other assets, net (including $— and $16,089 from related parties)	67,535	73,463
TOTAL ASSETS	$6,539,765	$5,084,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,571,982	$1,517,416
Customer liabilities (including $79,679 and $130,210 from related parties)	2,122,047	1,925,247
Margin lending and trade payables (including $— and $3,239 from related parties)	182,627	122,900
Liabilities from insurance activity	198,147	182,502
Current income tax liability	15,772	4,547
Debt securities issued	65,041	60,025
Lease liability	34,929	30,320
Payable for acquisition (including $15,769 and $— to related parties)	15,769	7,188
Liability arising from continuing involvement	459,122	440,805
Other liabilities (including $7,759 and $— to related parties)	48,593	22,872
TOTAL LIABILITIES	$5,714,029	$4,313,822
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,659,191 shares issued and outstanding as of June 30, 2023, and March 31, 2023, respectively	59	59
Additional paid in capital	165,395	164,162
Retained earnings	691,302	647,064
Accumulated other comprehensive loss	(34,479)	(34,000)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$822,277	$777,285

Non-controlling interest	3,459	(6,549)
TOTAL SHAREHOLDERS’ EQUITY	$825,736	$770,736

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,539,765	$5,084,558
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2023	2022

Revenue:
Fee and commission income (including $15,896 and $75,604 from related parties)	$98,703	$89,446
Net gain on trading securities	31,816	4,433
Interest income (including $5,352 and $3,528 from related parties)	149,349	48,563
Insurance underwriting income	44,889	24,241
Net gain on foreign exchange operations	19,301	4,593
Net (loss)/gain on derivative	(30,605)	1,266
Other income	2,757	(32)
TOTAL REVENUE, NET	316,210	172,510

Expense:
Fee and commission expense (including $99 and $156 from related parties)	28,684	23,315
Interest expense	95,046	40,071
Insurance claims incurred, net of reinsurance	21,514	16,692
Payroll and bonuses	31,630	16,413
Professional services	6,625	4,255
Stock compensation expense	1,233	1,876
Advertising expense	8,100	3,837
General and administrative expense	24,475	11,618
Allowance for expected credit losses	14,326	2,428
TOTAL EXPENSE	231,633	120,505

INCOME BEFORE INCOME TAX	84,577	52,005

Income tax expense	(16,656)	(8,879)

INCOME FROM CONTINUING OPERATIONS	67,921	43,126

Income before income tax expense of discontinued operations	—	19,102

Income tax expense of discontinued operations	—	(3,156)

Income from discontinued operations	—	15,946

NET INCOME	67,921	59,072

Less: Net loss attributable to non-controlling interest in subsidiary	(181)	(1,994)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$68,102	$61,066

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	2,239	866

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment for net realized (loss)/gain on available-for-sale investments disposed of in the period, net of tax effect	(958)	593
Foreign currency translation adjustments	(1,760)	21,990
OTHER COMPREHENSIVE (LOSS)/ INCOME	(479)	23,449

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$67,442	$82,521

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(181)	(1,994)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$67,623	$84,515

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	1.16	0.72
Earnings from continuing operations per common share - diluted	1.15	0.72

Earnings from discontinued operations per common share - basic	—	0.27
Earnings from discontinued operations per common share - diluted	—	0.27

Earnings per common share - basic	1.16	1.03
Earnings per common share - diluted	1.15	1.03

Weighted average number of shares (basic)	58,512,215	59,542,212
Weighted average number of shares (diluted)	59,293,691	59,542,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Three Months Ended June 30,
	2023	2022

Cash Flows From Operating Activities
Net income	$67,921	$59,072
Net income/(loss) from discontinued operations	$—	$15,946
Net income from continued operations	$67,921	$43,126
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	2,607	875
Noncash lease expense	1,927	924
Change in deferred taxes	4,778	(902)
Stock compensation expense	1,233	1,877
Unrealized (gain)/loss on trading securities	(20,951)	11,730
Unrealized loss on derivatives	3,112	—
Net realized gain on available-for-sale securities	(958)	—
Net change in accrued interest	(16,304)	(11,891)
Revaluation of purchase price previously held interest in Arbuz	(1,040)	—
Change in insurance reserves	15,002	17,718
Change in unused vacation reserves	1,186	—
Allowance for expected credit losses	14,326	2,428
Changes in operating assets and liabilities:
Trading securities	(933,290)	(121,642)
Margin lending, brokerage and other receivables (including $(89,703) and $(66,323) changes from related parties)	(147,366)	(85,163)
Insurance contract assets	2,454	(1,426)
Other assets	(9,512)	(12,174)
Securities sold, not yet purchased – at fair value	—	(6,679)
Brokerage customer liabilities (including $(50,531) and $(153,846) changes from related parties)	29,037	(116,702)
Current income tax liability	11,202	9,250
Margin lending and trade payables (including $(3,239) and $(4,076) changes from related parties)	55,045	19,157
Lease liabilities	(1,631)	(899)
Liabilities from insurance activity	206	(3,875)
Other liabilities	6,882	1,693
Net cash flows used in operating activities from continuing operations	(914,134)	(252,575)
Net cash flows from/(used in) operating activities from discontinued operations	—	(12,847)
Net cash flows used in operating activities	(914,134)	(265,422)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(10,682)	(4,900)
Net change in loans issued to customers	(263,370)	(120,884)
Purchase of available-for-sale securities, at fair value	(82,979)	(87,828)
Proceeds from sale of available-for-sale securities, at fair value	104,698	36,432
Consideration paid for Arbuz	(13,281)	—
Consideration paid for Internet Tourism	(31)	—
Consideration paid for Aviata	(690)	—
Consideration paid for Ticketon	(3,003)	—
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	(1,987)	—
Cash, cash equivalents and restricted cash received from acquisitions	1,807	—
Net cash flows used in investing activities from continuing operations	(269,518)	(177,180)

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows used in investing activities from discontinued operations	—	(7,079)
Net cash flows used in investing activities	(269,518)	(184,259)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	1,059,944	140,264
Proceeds from issuance of debt securities	5,784	16,280
Repurchase of debt securities	(1,702)	—
Repurchase of mortgage loans under the State Program	(9,071)	(735)
Funds received under state program for financing of mortgage loans	24,889	55,987
Net change in bank customer deposits	181,159	109,358
Purchase of non-controlling interest in Arbuz	(3,228)	—
Capital contributions	—	677
Proceeds from loans received	758	1,897

Net cash flows from financing activities from continuing operations	1,258,533	323,728
Net cash flows from financing activities from discontinued operations	—	14,462
Net cash flows from financing activities	1,258,533	338,190
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	(2,575)	2,329
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	—	252,814

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	72,306	143,652

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	1,026,945	773,414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	—	456,886
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,026,945	1,230,300

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$1,099,251	$669,588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$—	$704,364
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,099,251	$1,373,952

	For The Three Months Ended June 30,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest	$113,120	$19,618
Income tax paid	$224	$48

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$4,677	$3,025

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2023	June 30, 2022

Cash and cash equivalents	$597,364	$246,399
Restricted cash	501,887	423,189
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,099,251	$669,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)	$546,608

Stock based compensation	—	—	3,698	—	—	3,698	—	3,698
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Capital contributions	—	—	677	—	—	677	—	677
Foreign currency translation adjustments, net of tax effect	—	—	—	—	21,990	21,990	—	21,990
Other comprehensive reserve	—	—	—	—	1,459	1,459	—	1,459
Net income/(loss)	—	—	—	61,066	—	61,066	(1,994)	59,072

At June 30, 2022	59,542,212	$59	$152,532	$502,990	$(39,676)	$615,905	$(8,989)	$606,916

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	—	—	1,233	—	—	1,233	—	1,233
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(1,760)	(1,760)	—	(1,760)
Other comprehensive reserve	—	—	—	—	1,281	1,281	—	1,281
Net income/(loss)	—	—	—	68,102	—	68,102	(181)	67,921

At June 30, 2023	59,659,191	$59	$165,395	$691,302	$(34,479)	$822,277	$3,459	$825,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking, underwriting services, commercial banking, insurance products, a payment platform, a conference platform and an online ticket sale platform. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus and the United States. The Group has a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, United States, Greece, Spain, France, Armenia, Azerbaijan, Turkey and United Arab Emirates. The Company also has subsidiaries in the United States which include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, the Kazakhstan Stock Exchange (KASE) and the Astana International Exchange (AIX).
As of June 30, 2023, the Company owned directly, or through subsidiaries, the following companies:

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
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance Ltd., a Dubai, United Arab Emirates-based financial intermediary company ("Freedom UAE");
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech");
•Freedom Kazakhstan PC Ltd, an Almaty, Kazakhstan-based non-financial company ("Freedom Kazakhstan PC Ltd.");
•Ticketon Events LLP, an Almaty, Kazakhstan-based online ticket sales company ("Ticketon");
•Freedom Finance Turkey LLC, an Istanbul, Turkey-based financial consulting company ("Freedom TR");
•Freedom Technologies LLP, an Almaty, Kazakhstan-based payment company ("Paybox")(1);
•Freedom U.S. Market LLC, a New York City, New York-based management company of Freedom’s U.S. Operations ("FUSM");
•LD Micro, a New York City, a pre-eminent event platform which hosts two premier small and micro-cap world conferences annually ("LD Micro");
•Aviata LLP ("Aviata"), an Almaty, Kazakhstan-based online aggregator for buying air and railway tickets ("Aviata");
• Internet-Tourism LLP, an Almaty, Kazakhstan-based online aggregator for buying air and railway tickets ("Internet Tourism);
•Arbuz Group LLP an Almaty, Kazakhstan-based online retail trade and e-commerce ("Arbuz") (2);

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
•Freedom Horizons LLP, an Almaty, Kazakhstan-based business consulting and services company.
(1) Paybox has five wholly-owned subsidiaries each incorporated in Kazakhstan, Uzbekistan, and Kyrgyzstan.
(2) Arbuz has two wholly-owned subsidiaries each incorporated in Kazakhstan.

As at June 30, 2023 the Company owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. Given the ongoing uncertainty surrounding the situation in Ukraine, the management of the Company believes that as of June 30, 2023 the Company does not maintain effective control over Freedom UA.
Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Stock Exchange (AIX), the Moscow Exchange (MOEX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). The Company also owns a 24.3% interest in the Ukrainian Exchange (UX). Freedom EU provides the Company's clients with operational support and access to investment opportunities in the United States and European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of June 30, 2023 there are no VIEs in respect of the Company. As at March 31, 2023 and for the years ended March 31, 2023, 2022 and 2021, the only VIE in respect of the Company was Freedom UA.
The carrying amounts of Freedom UA’s consolidated assets and liabilities were as follows as of March 31, 2023:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

March 31, 2023

Cash and cash equivalents	26
Restricted cash	1,936
Trading securities	4,010
Margin lending, brokerage and other receivables, net	1,616
Fixed assets, net	782
Intangible assets, net	131
Right-of-use asset	135
Other assets	56

Total assets	8,692

Customer liabilities	5,837
Securities repurchase agreement obligations	12
Trade payables	25
Lease liability	159
Other liabilities	298

Total liabilities	6,331
Loss of control of Freedom UA
Amidst the Russia-Ukraine conflict and subsequent economic sanctions, Freedom UA was added to the Ukrainian government's sanctioned entities and individuals list, resulting in restrictive measures being imposed on it by the Ukrainian authorities, including suspension of its brokerage license. Effective April 1, 2023, the Company removed its equity interest in Freedom UA from its consolidated financial statements and recognized a loss of control of such company. The Company accounted for the deconsolidation of Freedom UA by recognizing loss in net income attributable to the Company as the difference between net liabilities of Freedom UA as of April 1, 2023 (date of loss of control) and net liabilities as of June 30, 2023.
Non-Consolidation of Freedom Securities Trading Inc.
The Company has assessed whether it should consolidate Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) ("FST Belize") under the variable interest entity (“VIE”) accounting method or the voting interest method ("VOE"). In July 2014, prior to the Company's reverse acquisition transaction, Timur Turlov founded FST Belize, a Belize-based broker dealer. FST Belize is solely owned by Mr. Turlov and was not acquired by the Company as part of the reverse acquisition transaction. Although FRHC and FST Belize are common control entities, under the control of an individual, there is no indication that FRHC should consolidate FST Belize given that:
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

FST Belize is a corporation and Mr. Turlov is the sole owner of FST Belize, holding 100% of the ownership interest in it. There are no other shareholders or parties with participating rights or the ability to remove Mr. Turlov from his ownership position. Mr.Turlov has the ability to make all decisions in respect of FST Belize. FRHC's management has also assessed the relationship between FRHC (through its subsidiary Freedom EU) and FST Belize. Other than the tariff rates stipulated in the Variation Agreement dated February 25, 2020 entered into between Freedom EU and FST Belize, including the General Terms and Conditions of Business, which sets out the specific terms and conditions of the relationship between Freedom EU and FST Belize, there are no other contractual agreements or other implicit arrangements between the two

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
parties that provide FRHC the power to control the operations of FST Belize. In December 2022 the Company changed its treatment of certain interest income so that it applies from the settlement date whereas previously it applied from the trade date. As a result of that change, the Company's management has continued to assess for any modifications or reconsideration events.
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
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Group's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Group's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of total revenue, net are as follows:
• Commissions on brokerage services;
• Commissions on banking services (money transfers, foreign exchange operations and other); and
• Commissions on investment banking services (underwriting, market making, and bondholders' representation services).

Gross versus net revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Group is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which the Group controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a Group has in providing the good or service, the more likely they are considered a principal rather than an agent.

In certain cases, other parties are involved with providing products and services to Freedom's customers. If Freedom is principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in non interest expense. If Freedom is an agent in the transaction (arranging for another party to provide goods or services), the Group reports its net fee or commission retained as revenue.

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Interest income is recognized by the Group and continue to be accrued for the loans which meet the impairment criteria.

Unamortized premiums, discounts and other basis adjustments on trading securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method.

Loans

The Group's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, loans issued to policyholders, convertible loans, right of claim for purchased retail loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential homes, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Loans issued to policyholders are represented by loans issued by insurer to its policyholders under an accumulative insurance contract. Policy loans are provided within the redemption amount, which is a security for the return of the received loan and covers the loans amount and interest. Car loans consists of loans provided to individuals to purchase new or used car. Right of claim for purchased retail loans represented by microfinance organization Freedom Finance Credit (“FFIN Credit") loans. Convertible loans are those, that will be converted to specified amount of shares at the repayment date.

A loan becomes delinquent when the borrower doesn't fulfill its obligations to the Group to repay the loan on time according to the agreement.

When loans are written off, they are removed as assets from the balance sheet since the Group does not expect to recover payment.

Allowance for credit losses

The Group maintains an allowance for credit losses (ACL) for financial assets measured at amortized cost. The ACL mainly consists of the allowance for loan losses, and the allowance for credit losses for available-for-sale securities. The estimate of expected credit losses under the current expected credit losses (CECL) methodology adopted on April 1, 2023 is based on relevant information about the past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Allowance for credit losses - Loans

On April 1, 2023, the Group adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans. Previously, an allowance for credit losses for loans was recognized based on probable incurred losses.

The ACL is a valuation account that is deducted from the amortized cost of total loans to present the net amount expected to be collected on the loans.

Under CECL, the Group's methodology to establish the allowance for loan losses has two basic components: (1) a collective CECL component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual CECL component for loans that do not share risk characteristics.

Management estimates the allowance balance using relevant and available information from internal and external sources, relating to past events, including historical trends in loan delinquencies and charge offs, current conditions, and reasonable and supportable forecasts.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Allowance for credit losses for loans that share common risk characteristics

Pooling loans with common risk characteristics for estimating allowance for credit losses is primarily based on the segmentation by product type and the type of collateral provided. The Group estimates current expected credit loss for loans with common risk characteristics using the PD/LGD methodology, which is based on relevant information about historical experience, current conditions, as well as reasonable and reasonable forecasts that allow estimating the Group's potential losses on the loan portfolio.

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days for individuals and over 60 days for legal entities is determined, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolio include the following: GDP, the retail trade index, the unemployment rate, the real wage rate, the dollar exchange rate against the tenge, and the consumer price index. These macroeconomic indicators are recalculated once per year and used throughout the year. Also, they are used for all loan types.

When estimating the Loss on Default (LGD) for loans with common risk characteristics, the Group uses the latest market value of the collateral as of the calculation date. First, depending on the type of collateral, liquidity ratios are applied to the market value, after which the value of the collateral is discounted at the initial effective interest rate of the loan agreement for the exposure periods corresponding to the types of collateral.

The described above PD/LGD approach apply for all type of loans, as well as non-impaired and defaulted.

Allowance for credit losses for loans that that do not share common risk characteristics

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools. Loans that are individually evaluated for collectability are reviewed based on an assessment of the financial condition of the borrower, taking into account the most possible debt repayment scenarios: due to expected cash flows from operating activities, cash available from guarantors, founders, shareholders, investors, related companies, other confirmed cash flows, restructuring of the borrower's obligations and the sale of collateral. Depending on the loan maturity date, the expected cash flows are discounted at the original effective interest rate and allowance for credit losses are calculated as the difference between the discounted expected cash flows and outstanding balance of the loan. If repayment of the debt is deemed impossible, based on the expected cash flows, the Group accrues allowance for credit losses in the amount of 100% of the loan balance.

Loan portfolio risk elements and credit risk management

Credit risk management. When implementing credit risk management processes, the Group is guided by internal policies and procedures approved by the Board of Directors, which define the main goals, objectives, principles, priority areas for the formation of an internal effective credit risk management system that corresponds to the current market situation and the Group's development strategy, and ensures effective identification, measurement, monitoring and control of the Group's credit risk. In order to minimize credit risk, the Group has developed procedures for managing internal risk appetite limits for currencies, countries, sectors of the economy, business categories and products, types of collateral, concentration of risk on the top 20 borrowers, debts of a group of related borrowers, etc. Control over the level of limits on credit risk is carried out by the Group's risk division through the preparation of monthly management reports, which include, but are not limited to, information on the quality of the loan portfolio, its classification in accordance with the requirements of reporting standards, on the amount of exposure to credit risk, including a group of related borrowers, on the concentration of credit risk of the largest borrowers and borrowers as related parties to the Group, on the internal rating of borrowers, etc. When analyzing a borrower, the Group uses the following information to assess creditworthiness: the borrower's existing loans from all banks in the Republic of Kazakhstan, the presence of overdue debt, income, age, work experience and dynamics of credit behavior.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Mortgage loans. The Group provides mortgage loans for the purchase of real estate in both the primary and secondary markets. This is done through the Group's own and government lending programs, relevant lending products as described in the Group's internal normative documents, and compliance with the laws and regulations of the Republic of Kazakhstan. The main share of the Group's loan portfolio is represented by mortgage loans issued within the framework of state support programs, funded from the funds of quasi-state organizations. Valuation of real estate collateral is carried out directly by independent appraisal companies with subsequent confirmation by the Group's collateral service. The collateral policy and methodology of the process for working with collateral comply with the regulatory requirements of the regulator and the banking legislation of the country. In the process of making decisions on the solvency and creditworthiness of borrowers, an automatic check is carried out through external and internal databases. To do this, the results of both the Group's own and third-party credit scoring models are taken into account. The Group does not use third party loan underwriting services. Residential mortgages include only fixed rate loans secured by real estate purchases. When making a decision to issue a mortgage on housing, the Group takes into account the qualifications of the borrower, as well as the value of the underlying property.

Car loans. When making decisions on car loans, the Group uses both evaluation and scoring systems. The Group provides loans for the purchase of motor vehicles both under the C2C scheme and under the B2C scheme with the participation of car dealerships. The decision-making process includes the use of data from credit bureaus, government databases and other sources of information. This allows not only to assess the financial capacity of a potential borrower, but also to evaluate the purchased vehicle. Machine learning models have also been introduced that analyze data about the cars themselves and sellers. This allows to automatically screen out applications with high potential credit risk.

Right of claim for purchased retail loans. The Group regularly acquires receivables on consumer credit products from other financial institutions through assignment agreements (cessions). This pool of the Group's loan portfolio is low-risk due to the presence of a condition for the repurchase of loans by a microfinance organization in the event of an overdue debt on these loans for more than 20 calendar days in accordance with the agreement between the Group and the microfinance organization.
To confirm the solvency of a financial institution, an analysis is made of its financial position and the ability to fulfill obligations under an agreement on the repurchase of loans in case of default in payment terms for 20 or more days.

Uncollateralized bank customer loans. In the loan portfolio of individuals, an insignificant part is represented by loans issued without collateral for consumer purposes. The main condition for issuing loans to potential borrowers is compliance with the regulator's requirement that the amount of monthly loan payments does not exceed 50% of the borrower's income after a credit analysis. In case of violation of this condition, the Group rejects the loan request.
In addition to unsecured loans for individuals, the Group also offers unsecured loans for individual entrepreneurs. Several scoring models are used to make decisions about this product to determine the risk segment for each customer. The income of the client and the class of the borrower are also estimated based on his property status. The Group uses data from official sources to determine the payment fund for an individual entrepreneur and turnover through an online cash register, which helps to assess the solvency of customers.
The final decision to grant a limit depends on the risk segment and income class of the borrower. Loans are issued both within the framework of their own programs and under government programs with subsidized interest rates in the portfolio.

Collateralized bank customer loans. The Group provides loans secured by guarantees issued by the quasi-governmental company's and by highly liquid financial assets. Due to the presence of collateral, the maximum loan amount significantly exceeds those provided for unsecured loans. At the loan issuance date, the collateral value fully covers the loan amount.
Derivative financial instruments
In the normal course of business, the Group invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative.
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistani som, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes,

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Group uses exchange rates from the National Bank of the Republic of Kazakhstan for foreign currency translation purposes.
Cash and cash equivalents
Cash and cash equivalents are generally comprised of cash and certain highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents include reverse repurchase agreements with a maturity of less than 90 days and where the credit risk of the counterparty is low, which are recorded at the amounts at which the securities were acquired plus accrued interest.
Securities reverse repurchase and repurchase agreements
A reverse repurchase agreement is a transaction in which the Group purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller for an amount equal to the cash or other consideration exchanged plus interest at a future date. Securities purchased under reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. Financial instruments purchased under reverse repurchase agreements are recorded in the financial statements as cash placed on deposit collateralized by securities and classified as cash and cash equivalents in the Consolidated Balance Sheets.
A repurchase agreement is a transaction in which the Group sells financial instruments to another party, typically in exchange for cash, and simultaneously enters into an agreement to reacquire the same or substantially the same financial instruments from the buyer for an amount equal to the cash or other consideration exchanged plus interest at a future date. These agreements are accounted for as collateralized financing transactions. The Group retains the financial instruments sold under repurchase agreements and classifies them as trading securities in the Consolidated Balance Sheets. The consideration received under repurchase agreements is classified as securities repurchase agreement obligations in the Consolidated Balance Sheets.
The Group enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers' needs and to finance its inventory positions. The Group enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
Restricted cash
Restricted cash consists of cash and cash equivalents that are held for specific reasons and not available for immediate use. Certain subsidiaries of the Group are obligated by rules and regulations mandated by their primary regulators to segregate or set aside certain customer cash in the interests of protecting customer assets. Restricted cash is mainly represented by customer cash and guaranty deposits, which are restricted in use by the Group for more than three months.
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
Debt securities issued
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized over the period of the borrowings using the effective interest method. If the Group purchases its own debt it is removed from the Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.
Margin lending, brokerage and other receivables
The Group engages in securities financing transactions with and for clients through margin lending. In margin lending, the Group's customers borrow funds from the Group or sell securities the customer does not own against the value of their qualifying securities held in custody by the Group. Under these agreements, the Group is permitted to sell or repledge securities received as collateral. Furthermore, the contractual arrangements establish that the Group can use the pledged collateral by the customers for repurchase agreement operations, securities lending transactions or delivery to other counterparties to cover short positions.
Margin lending, brokerage and other receivables comprise margin lending receivables, brokerage commissions and other receivables related to the securities brokerage and banking activity of the Group. At initial recognition, margin lending, brokerage and other receivables are recognized at fair value. Subsequently, margin lending, brokerage and other receivables are carried at cost net of any allowance for impairment losses.
For both individual and institutional brokerage clients, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the client or may use such financial instruments for its own account or the account of another client. The Group maintains omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
As of June 30, 2023, the margin lending receivables balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including $25.2 million of margin lending receivables collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Group’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Derecognition of financial assets
A financial asset (or, where applicable a part of a financial asset or a part of a group of similar financial assets) is derecognized where all of the following conditions are met:
•The transferred financial assets have been isolated from the Group - put presumptively beyond the reach of the Group and its creditors, even in bankruptcy or other receivership.
•The transferee has rights to pledge or exchange financial assets.
•The Group or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.
Where the Group has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the three months ended June 30, 2023 the Group did not record any charges for impairment of long-lived assets.
Impairment of goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.

The Group has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. In line with this, the reporting units have been established as follows:

Central Asia and Eastern Europe Reporting Unit: This reporting unit represents the Group's operations in Central Asia and Eastern Europe, which encompasses countries such as Kazakhstan, Uzbekistan and Kyrgyzstan. The management team responsible for the Central Asia and Eastern Europe region regularly reviews financial information specific to this reporting unit, including revenue, expenses, and key performance indicators.

Europe Excluding Eastern Europe Reporting Unit: This reporting unit comprises the Group's operations in various European countries, including Cyprus, Germany and United Kingdom. The management team responsible for the Europe Excluding Eastern Europe region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

US Reporting Unit: This reporting unit comprises the Group's operations in USA. The management team responsible for the US region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Middle East/Caucasus Unit: This reporting unit comprises the Group's operations in Middle East/Causcasus. This reporting unit represents the Group's operations in Middle East/Caucasus, which encompasses countries such as Armenia, Azerbaijan, UAE and Turkey. The management team responsible for the Middle East/Causcasus region reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Goodwill has been allocated to each reporting unit based on its relative fair value at the time of acquisition or significant triggering events. The fair value allocation of goodwill to reporting units is periodically reassessed to ensure alignment with the Group's evolving organizational structure and operational dynamics.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The Group conducts impairment testing on an annual basis or whenever indicators of potential impairment arise. The impairment testing involves comparing the carrying amount of each reporting unit, including its allocated goodwill, to its fair value. If the carrying amount exceeds the fair value, an impairment loss is recognized.

Further details regarding the measurement of goodwill impairment and the results of impairment tests for each reporting unit are provided below.

The Group discloses information about the reporting units, the carrying amounts of goodwill allocated to each reporting unit, and the impairment losses recognized. The allocation of goodwill to reporting units ensures a focused evaluation of each unit's financial performance and facilitates the identification of potential impairment, enhancing the transparency and reliability of the Company's financial reporting.

As of June 30, 2023 and March 31, 2023, goodwill recorded in the Company's Consolidated Balance Sheets totaled $50,951 and $14,192 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

During the three months ended June 30, 2023, the Group did not recognize an impairment loss related to goodwill.

The goodwill value at June 30, 2023 increased compared to March 31, 2023, due to the acquisitions of Arbuz, Aviata and Internet-Tourism and as a result of foreign exchange currency translation.
The changes in the carrying amount of goodwill for the three months ended June 30, 2023 and the year ended March 31, 2023, were as follows:

	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/ Caucasus	Total
Goodwill, gross
Balance as of March 31, 2022	$5,104	$—	$1,626	$—	$6,730
Forex	34	—	—	—	34
Balance as of June 30, 2022	5,138	—	1,626	—	6,764

Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$14,192
Forex	(1)	—	—	—	(1)
Acquired	36,760	—	—	—	36,760
Balance as of June 30, 2023	43,551	—	7,400	—	50,951

Accumulated impairment
Balance as of March 31, 2022	$832	$—	$—	$—	$832
Impairment expense	—	—	—	—	—
Balance as of June 30, 2022	832	—	—	—	832

Balance as of March 31, 2023	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2023	—	—	—	—	—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Goodwill, net of impairment
Balance as of June 30, 2022	$4,306	$—	$1,626	$—	$5,932
Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$14,192
Balance as of June 30, 2023	$43,551	$—	$7,400	$—	$50,951
Business combinations and acquisitions
Acquisitions of businesses not under common control are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred by the Group, liabilities incurred by the Group to the former owners of the acquiree and the equity interests issued by the Group in exchange for control of the acquiree. Acquisition-related costs are generally recognized in profit or loss as incurred. The assets and liabilities acquired are recognized, with certain exceptions such as deferred taxes, at their fair values at the acquisition date.

Business combinations under common control are accounted for under the pooling of interests method which involves combining the financial statements of the acquiring and acquired entities as if they had been combined from the beginning of the common control relationship. The assets and liabilities are combined on a carry over basis and not restated to its fair values. This approach required the Group to recast its consolidated financial statements to reflect the assets, liabilities and operations of the acquired entities since the beginning of the earliest comparative period.
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
Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Group is required to estimate its income taxes in each of the jurisdictions in which it operates. The Group accounts for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.
The Group records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Group determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Group recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of June 30, 2023 and March 31, 2023, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of June 30, 2023 and March 31, 2023.
Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the presumption that the transaction

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or in the absence of a principal market, in the most advantageous market for the asset or liability. Fair value is the current bid price for financial assets, current ask price for financial liabilities and the average of current bid and ask prices when the Group is both in short and long positions for the financial instrument. A financial instrument is regarded as quoted in an active market if quoted prices are readily and regularly available from an exchange or other institution and those prices represent actual and regularly occurring market transactions on an arm's length basis.
Leases
The Group follows ASU No. 2016-02, "Leases (Topic 842)," upon adoption of ASC 842, the Group elected not to recognize leases with terms of one-year or less on the balance sheet.
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 21 "Leases", to the condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
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
Deferred acquisition costs
Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Group had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.

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

Insurance loss reserves

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

Use of Estimates in Premium Deficiency Reserves. The Group's Premium deficiency reserve may fluctuate from period to period as a percentage of total revenue and value-based care revenue. This is due to the significant uncertainty and varying nature of key inputs into the measurement of the reserves, driving the income or expense in the period. These key inputs include the contractual rates within value-based care contracts, forecasted benefit and member population changes, contractual periods, risk adjustments and claims costs forecasts associated with the Group's member populations and allocation of operating costs to these contracts.

Non-life and general insurance

Loss reserves are a summary of estimates of ultimate losses, and include both claims reported but not settled (RBNS) and claims incurred but not reported (IBNR). RBNS is created for existing reported claims not settled at the reporting date. Estimates are made on the basis of information received by the Group during its investigation of insured events. IBNR is estimated by the Group based on its previous history of reported/settled claims using actuarial methods of calculation, which include claim development triangles.

Reinsurance assets in IBNR are estimated applying the same actuarial method used in IBNR estimation.

Life insurance

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Not incurred claims reserves (NIC) on life insurance contracts equal the NIC amount for all life insurance contracts valid as at the reporting date. NIC reserve on a separate contract of life insurance is equal to the maximum value of the net level premium reserve and gross-premium reserve. Net level premium reserve is the present value of future benefits (excluding survival benefits) less present value of future net premiums. Gross-premium reserve is present value of benefits, expenses of the Group that are directly related to consideration, settlement, and determination of the benefit amount, operating expenses of the Group related to conducting of the business, less present value of future gross-premiums. The Group excludes terminations of the contracts from the statistics which is then used for NIC reserves, given the inclusion of terminations will result lower level of NIC reserves which may not be sufficient.

Annuity insurance

NIC reserve on annuity contracts is the sum of the present value of future benefits, the claims for annuity insurance and administrative expenses on annuity insurance contracts maintenance, less the present value of insurance contributions (in case of lump sum - insurance premium), which the Group is due to receive after the settlement date.
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

The Company identified the following segments:
1. Central Asia and Eastern Europe
2. Europe, Excluding Eastern Europe
3. United States
4. Middle East/Caucasus

The Company evaluated whether its segments met the quantitative thresholds to be reportable separately. The quantitative thresholds require that a segment's revenue is 10% or more of the combined revenue of all segments, or its absolute profit or loss is 10% or more of the greater of the combined absolute profit of all segments that have a positive profit or the combined absolute loss of all segments that have a loss. The Company's Central Asia and Eastern Europe and Europe Excluding Eastern Europe segments were identified under the quantitative thresholds.

Under the management approach, the Company identified the United States and Middle East/Caucasus regions as its reportable segments as they are managed separately from other regions. Both regions are led by a separate management team that are responsible for its operations, and its performance is regularly reviewed by the CODM.

The Company determined that the United States and Middle East/Caucasus regions met the qualitative threshold of being managed separately and did not need to rely on the quantitative thresholds.

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
Recent accounting pronouncements
In June 2016 the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments", which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments-Credit Losses (ASC 326). The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are SEC filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, the Board considered requiring an effective date staggered at least two years after bucket one for major updates. When ASU 2019-10 was issued, it provided SRCs with the option to defer the implementation of the standard. As the Company qualified as an SRC at the time of the standard's release, it chose not to adopt the update on January 1, 2020. Since then, the Company has grown and became a Larger Public Company as of March 31, 2022, and following ASU 2019-10, qualifies for bucket one. Accordingly, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASC 326 starting from April 1, 2023 using the modified retrospective transition approach for its financial assets in scope.
The results for reporting periods beginning on or after April 1, 2023 are presented under ASC 326, while prior periods amount continue to be reported in accordance with previously applicable GAAP. The following table illustrates the impact of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023	ASC 326 Adoption Impact	April 1, 2023

Allowance for credit losses for loans
Mortgage loans	$554	$2,216	$2,770
Car loans	$759	$6,462	$7,221
Collateralized bank customer loans	$—	$35	$35
Uncollateralized banks customer loans	$233	$7,436	$7,669
Right of claim for purchased retail loans	1,246	9,046	10,292

Allowance for credit losses for other financial assets	—	249	249

Total allowance for credit losses	$2,792	$25,444	$28,236

Retained earnings

Total allowance increase		$25,444
Decrease to retained earnings, pre-tax		$25,444
Tax effect		$—
Forex effect		$(1)
Decrease to retained earnings, net of tax effect		$25,443

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

In March 2022 the FASB issued Accounting Standards Update No. 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which introduces the amendments on solving two issues of creditors related to troubled debt restructurings and gross write-offs of vintage debt disclosures. The amendments in Update 2016-13 require that an entity measure and record the lifetime expected credit losses on an asset that is within the scope of the Update upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. Investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. Moreover, Investors and other financial statement users observed that disclosing gross writeoffs by year of origination provides important information that allows them to better understand changes in the credit quality of an entity's loan portfolio and underwriting performance. Accordingly, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASC 326 starting from April 1, 2023.

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

In December 2022, FASB Issued Accounting Standard Updated No. 2022-05 “Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI)”. The amendments in Update 2018-12 require that an insurance entity apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application is elected. It amends in this Update the LDTI transition guidance to allow an insurance entity to make an accounting policy election on a transaction-by-transaction basis. The Board is issuing this Update to reduce implementation costs and complexity associated with the adoption of LDTI for contracts that have been derecognized in accordance with the amendments in this Update before the LDTI effective date. Without the amendments an insurance entity would be required to reclassify a portion of the previously recognized gains or losses to the LDTI transition adjustment because of the adoption of a new accounting standard. This Update affects insurance entities that have derecognized contracts before the LDTI effective date. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer and are not smaller reporting companies, LDTI is

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application is permitted. The Company does not expect that ASU 2022-05 have an impact on the Company's consolidated financial statements and related disclosures.

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

In March 2023, the FASB issued Accounting Standards Update No. 2023-02 “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The amendments in this Update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740 has been applied. The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company considers that the Update No. 2023-02 will not have an impact on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 – CASH AND CASH EQUIVALENTS
As of June 30, 2023, and March 31, 2023, cash and cash equivalents consisted of the following:

	June 30, 2023	March 31, 2023

Short term deposits in National Bank (Kazakhstan)	$275,196	$357,454
Short term deposits in commercial banks	128,465	83,755
Securities purchased under reverse repurchase agreements	97,426	29,812
Petty cash in bank vault and on hand	37,430	35,998
Overnight deposits	22,853	1,926
Short term deposits in stock exchanges	21,695	31,691
Short term deposits on brokerage accounts	11,431	37,417
Cash in transit	3,030	3,364
Bank deposits	104	—

Allowance for Cash and cash equivalents	$(266)	$—

Total cash and cash equivalents	$597,364	$581,417
As of June 30, 2023, and March 31, 2023, cash and cash equivalents were not insured. As of June 30, 2023, and March 31, 2023, the cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	15.90%	$46,085	$—	$46,085
US sovereign debt	1.74%	31,278	86	31,364
Corporate equity	17.82%	17,796	—	17,796
Corporate debt	2.05%	2,181	—	2,181
Total		$97,340	$86	$97,426

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
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of June 30, 2023, and March 31, 2023, was $97,260 and $31,165, respectively.
As of June 30, 2023 and March 31, 2023, securities purchased under reverse repurchase agreements included accrued interest in the amount of $12 and $11, with a weighted average maturity of 5 days and 9 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 4 – RESTRICTED CASH
Restricted cash for the periods ended June 30, 2023, and March 31, 2023, consisted of:

	June 30, 2023	March 31, 2023

Brokerage customers’ cash	$412,830	$328,435
Restricted bank accounts	8,532	10,436
Guaranty deposits	91,024	116,628
Deferred distribution payment	23	23

Allowance for restricted cash	(10,522)	(9,994)

Total restricted cash	$501,887	$445,528

As of June 30, 2023, and March 31, 2023, part of the Group’s restricted cash is segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

As of June 30, 2023, and March 31, 2023, restricted cash included a deferred distribution payment amount of $23, representing cash held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s legacy oil and gas exploration and production operations which is the subject of the Estate of Toleush Tolmakov litigation. As a result of disputes between a shareholder’s putative heirs, no party has yet established legal and beneficial ownership of the distribution payment. The Company did not claim an ownership interest in the distribution payment. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of June 30, 2023, and March 31, 2023, trading and available-for-sale securities consisted of:

	June 30, 2023	March 31, 2023

Non-U.S. sovereign debt	$2,017,384	1,029,857
Corporate debt	1,219,252	1,269,879
Corporate equity	87,821	65,741
U.S. sovereign debt	42,437	45,022
Exchange traded notes	2,172	2,057
Total trading securities	$3,369,066	$2,412,556

	June 30, 2023	March 31, 2023

Corporate debt	$165,662	$191,082
Non-U.S. sovereign debt	48,025	40,162
U.S. sovereign debt	7,758	7,809
Total available-for-sale securities, at fair value	$221,445	$239,053

The following tables present maturity analysis for available-for-sale securities as of June 30, 2023, and March 31, 2023:

	June 30, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	34,526	77,543	53,583	10	165,662
Non-US sovereign debt	—	36,502	5,351	6,172	48,025
US sovereign debt	1,964	2,804	1,700	1,290	7,758
Total available-for-sale securities, at fair value	$36,490	$116,849	$60,634	$7,472	$221,445

	March 31, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	77,006	82,579	31,486	11	191,082
Non-US sovereign debt	—	33,143	820	6,199	40,162
US sovereign debt	1,947	2,805	1,725	1,332	7,809
Total available-for-sale securities, at fair value	$78,953	$118,527	$34,031	$7,542	$239,053

As of June 30, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan (S&P Global: BBB- credit rating) in the amount of $2,005,538 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $770,185. As of March 31, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
JSC in the amounts of $1,015,161 and $834,917, respectively. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
The Group recognized no other-than-temporary impairment in accumulated other comprehensive loss.
The fair value of securities is determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, the Group utilizes internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that the Group is valuing and the selected benchmark. Depending on the type of securities owned by the Group, other valuation methodologies may be required.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2023, and March 31, 2023:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of June 30, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	12.71%	$2,017,384	$1,951,883	$65,466	$35
Corporate debt	16.05%	1,219,252	922,010	296,914	328
Corporate equity	—%	87,821	65,058	2,421	20,342
U.S. sovereign debt	4.84%	42,437	42,437	—	—
Exchange traded notes	—%	2,172	878	1,294	—

Total trading securities		$3,369,066	$2,982,266	$366,095	$20,705

Corporate debt	17.52%	$165,662	$93,274	$72,388	$—
Non-US sovereign debt	13.87%	48,025	41,023	7,002	—
US sovereign debt	4.84%	7,758	7,758	—	—

Total available-for-sale securities, at fair value		$221,445	$142,055	$79,390	$—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	15.62%	$1,269,879	$1,106,584	$162,895	$400
Non-U.S. sovereign debt	12.04%	1,029,857	971,762	54,319	3,776
Corporate equity	—	65,741	62,971	1,808	962
U.S. sovereign debt	4.22%	45,022	45,022	—	—
Exchange traded notes	—	2,057	447	1,610	—

Total trading securities		$2,412,556	$2,186,786	$220,632	$5,138

Corporate debt	15.78%	$191,082	$129,504	$61,578	$—
Non-U.S. sovereign debt	13.64%	40,162	39,624	538	—
U.S. sovereign debt	4.24%	7,809	7,809	—	—

Total available-for-sale securities, at fair value		$239,053	$176,937	$62,116	$—
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of June 30, 2023, and March 31, 2023. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2023	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$35	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	328	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	20,000	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
Corporate equity	DCF	342	Discount rate	58.8%
			Estimated number of years	9 years
Total		$20,705

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Type	Valuation Technique	FV as of March 31, 2023	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$3,776	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	400	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	962	Discount rate	58.8%
			Estimated number of years	9 years
Total		$5,138
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2023, and the year ended March 31, 2023:

Trading securities
Balance as of March 31, 2023	$5,138
Purchase of investments that use Level 3 inputs	20,000
Deconsolidation of Freedom UA securities	(3,928)
Revaluation of investments that use Level 3 inputs	24
Reclassification to investment in associate	$(529)
Balance as of June 30, 2023	$20,705

Balance as of March 31, 2022	$9,142
Reclassification to level 2	(1,339)
Sale of investments that use Level 3 inputs	(5,213)
Purchase of investments that use Level 3 inputs	2,604
Revaluation of investments that use Level 3 inputs	(56)
Balance as of March 31, 2023	$5,138
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2023, and March 31, 2023:

	June 30, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive loss	Assets measured at fair value	Maturity Date

Corporate debt	$166,265	$(61)	$(542)	$165,662	2023-2035
Non-US sovereign debt	49,979	(248)	(1,706)	48,025	2024-indefinite
U.S. sovereign debt	8,451	—	(693)	7,758	2023-2044
Total available-for-sale securities, at fair value	$224,695	$(309)	(2,941)	$221,445

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$192,167	$(402)	$(683)	$191,082	2023-2035
Non-U.S. sovereign debt	42,456	—	$(2,294)	40,162	2024-indefinite
U.S. sovereign debt	8,391	—	$(582)	7,809	2023-2044
Total available-for-sale securities, at fair value	$243,014	$(402)	$(3,559)	$239,053
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of June 30, 2023, and March 31, 2023, consisted of:

	June 30, 2023	March 31, 2023

Margin lending receivables	$496,317	$361,684
Receivables from brokerage clients	8,734	7,302
Bank commissions receivable	7,986	6,035
Long-term installments receivables	1,132	895
Receivable for underwriting and market-making services	1,088	2,317
Receivable from sale of securities	510	613
Dividends accrued	313	486
Other receivables	17,019	9,504

Allowance for receivables	(12,509)	(12,507)

Total margin lending, brokerage and other receivables, net	$520,590	$376,329

Margin lending receivables are amounts owed to the Group from customers as a result of borrowings by such customers against the value of qualifying securities, primarily for the purpose of purchasing additional securities. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage. Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and the Group's right to call for margin when collateral values decline.

The fair value of collateral received by the Group under margin loans as of June 30, 2023, and March 31, 2023 was $4,124,781 and $1,418,129, respectively. Collateral from single counterparty comprised $1,746,826, 42% from total collateral. Where margin lending receivables from single counterparty comprised $37,696, balance $496,317, not related party.
As of June 30, 2023, and March 31, 2023, amounts due from a single related party customer were $373,735 and $290,195, respectively or 72% and 77% respectively, of total margin lending, brokerage and other receivables, net. Approximately 97% and 98% of these balances were due from FST Belize, a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Group considers receivables due from related parties fully collectible.
For both individual and institutional brokerage clients, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the client or may use such financial instruments for its own account or the account of another client. The Group maintains omnibus brokerage accounts for

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
As of June 30, 2023, and March 31, 2023, the margin lending receivable balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including a $25,244 and $37,101 margin lending receivable collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Company’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
As of June 30, 2023, and March 31, 2023, using historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $12,509 and $12,507, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of June 30, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	583,066	July, 2023 - June, 2048	9.00%	577,196	KZT
Car loans	171,772	August, 2023 - June, 2030	25.00%	171,732	KZT
Uncollateralized bank customer loans	149,800	July, 2023 - June 2043	24.00%	—	KZT
Right of claim for purchased retail loans	142,336	July, 2023 - June 2027	19.00%	142,336	KZT
Collateralized bank customer loans	31,114	July, 2023 - June 2028	14.00%	29,039	KZT/RUB
Convertible loan	10,550	October, 2023	—%	10,550	USD
Subordinated loan	5,075	December, 2025	3.00%	—	USD
Loans issued to policyholders	1,445	November, 2023 - June, 2024	15.00%	1,562	KZT
Other	4,694	July, 2023 - March, 2048/December, 2023	2.00%/16.00%	—	EUR/KZT

Allowance for loans issued	(41,704)

Total loans issued	$1,058,148
The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the loans to the Program Operator. Under this program, borrowers can receive a mortgage at an interest rate of 7%, for 20 years. In accordance with the program and trust management agreement, the Group carries out trust management of transferred mortgage loans, and transfers all repayments of principal amounts of mortgages plus 4% of the 7% interest to the Program Operator. The remaining 3% of the 7% interest is retained by the Group as profit margin. Under the program and trust management agreement, the Group is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days or more. The repurchase of delinquent loans is performed at the loan nominal value.

Since the Group transfers the right of claim with recourse for uncollectible amounts, retains part of interest from those loans, and agrees to service those loans after the sale, the Group has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As the Group continues to recognize the loans, it also recognizes the associated liability in the amount of $459,122 as of June 30, 2023, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. As of March 31, 2023 the corresponding liability amounted to $440,805.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2023 and March 31, 2023, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $477,024 and $463,114, respectively.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the consolidated balance sheets within the loans issued. As of June 30, 2023 and March 31, 2023, right of claims for purchased retail loans in the amount of $142,336 and $121,177, respectively.

The total accrued interest for loans issued amounted $6,443 for the three months ended June 30, 2023 and $288 for the three months ended June 30, 2022.
Loans issued as of March 31, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	534,154	April, 2023 - March, 2048	9.00%	534,154	KZT
Right of claims for purchased retail loans	121,177	January, 2023 - March, 2027	15.00%	121,177	KZT
Car loans	102,269	April, 2023- April, 2030	25.00%	102,247	KZT
Uncollateralized bank customer loans	46,970	January, 2023 - March, 2043	25.00%	—	KZT
Collateralized bank customer loans	17,653	May, 2023 - March, 2028	2.00%	17,636	KZT/RUB
Subordinated loan	5,039	December, 2025	3.00%	—	USD
Loans to policyholders	1,488	June, 2023 - February, 2024	15.00%	1,752	KZT
Other	300	March, 2024-September, 2029	2.00%	—	EUR

Allowance for loans issued	(2,792)

Total loans issued	$826,258
Credit quality indicators

Freedom Bank KZ uses a loan portfolio quality classification system that indicates signs of a significant increase in credit risk and contractual impairment, depending on the analysis of reasonable and supportable information available at the reporting date. The loan portfolio is classified into “not credit impaired”, “with significant increase in credit risk” and “credit impaired” agreements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Loans “not credit impaired” under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as “with significant increase in credit risk” represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the presence of overdue debt on principal and interest for a period of more than 30 days or the absolute probability of default threshold PD exceeds 20%. Agreements classified as “credit impaired” represent loans for which at the reporting date there are signs of impairment, the borrower has been in default for 90 or more days for individuals and 60 or more days for legal entities, the borrower for the last 12 months restructured the contract due to the deterioration of the financial condition, the presence of a sign of default, a sign of bankruptcy, the deterioration of the financial performance of the borrower, a significant deterioration in the quality and cost of collateral, the presence of other information indicating the presence of a credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of June 30, 2023. Current vintage disclosure is the requirement due to first adoption of ASC 326.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Mortgage loans	92,435	476,173	14,458	—	—	—	—	583,066
that are not credit impaired	92,400	474,129	14,236	—	—	—	—	580,765
with significant increase in credit risk	—	1,888	193	—	—	—	—	2,081
that are credit impaired	35	156	29	—	—	—	—	220
Car loans	142,602	29,170	—	—	—	—	—	171,772
that are not credit impaired	139,182	27,851	—	—	—	—	—	167,033
with significant increase in credit risk	2,555	595	—	—	—	—	—	3,150
that are credit impaired	865	724	—	—	—	—	—	1,589
Uncollateralized bank customer loans	149,518	251	29	1	—	1	—	149,800
that are not credit impaired	149,018	144	29	1	—	1	—	149,193
with significant increase in credit risk	406	26	—	—	—	—	—	432
that are credit impaired	94	81	—	—	—	—	—	175
Right of claim for purchased retail loans	103,768	36,339	2,229	—	—	—	—	142,336
that are not credit impaired	103,768	36,339	2,229	—	—	—	—	142,336
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	21,391	9,723	—	—	—	—	—	31,114
that are not credit impaired	21,391	9,723	—	—	—	—	—	31,114
with significant increase in credit risk	—	—	—	—	—	—	—	—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

that are credit impaired	—	—	—	—	—	—	—	—
Convertible loan	10,550	—	—	—	—	—	—	10,550
that are not credit impaired	10,550	—	—	—	—	—	—	10,550
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Subordinated loan	—	5,075	—	—	—	—	—	5,075
that are not credit impaired	—	5,075	—	—	—	—	—	5,075
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Loans issued to policyholders	1,445	—	—	—	—	—	—	1,445
that are not credit impaired	1,445	—	—	—	—	—	—	1,445
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	1,551	128	—	—	3,015	—	—	4,694
that are not credit impaired	1,551	128	—	—	—	—	—	1,679
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	3,015	—	—	3,015
Total	523,260	556,859	16,716	1	3,015	1	—	1,099,852

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2023.

	March 31, 2023
	That are not credit impaired	With significant increase in credit risk	That are credit impaired	Total
Mortgage loans	532,621	1,505	28	534,154
Collateralized bank customer loans	121,055	122	—	121,177
Right of claim for purchased retail loans	101,244	993	32	102,269
Uncollateralized bank customer loans	46,882	81	7	46,970
Car loans	17,653	—	—	17,653
Subordinated loan	5,039	—	—	5,039
Loans issued to policyholders	1,488	—	—	1,488
Other	300	—	—	300
Total loans	826,282	2,701	67	829,050

Aging analysis of past due loans as of June 30, 2023 and March 31, 2023, is as follows:

	June 30, 2023
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	1,579	502	220	580,765	583,066
Car loans	1,867	1,283	1,589	167,033	171,772
Uncollateralized bank customer loans	321	111	175	149,193	149,800
Right of claim for purchased retail loans	57	—	2	142,277	142,336
Collateralized bank customer loans	—	—	—	31,114	31,114
Convertible loan	—	—	—	10,550	10,550
Subordinated loan	—	—	—	5,075	5,075
Loans issued to policyholders	—	—	—	1,445	1,445
Other	—	—	3,015	1,679	4,694
Total	3,824	1,896	5,001	1,089,131	1,099,852

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	1,265	240	28	532,621	534,154
Collateralized bank customer loans	123	—	—	121,054	121,177
Right of claim for purchased retail loans	754	239	32	101,244	102,269
Uncollateralized bank customer loans	73	8	7	46,882	46,970
Car loans	—	—	—	17,653	17,653
Subordinated loan	—	—	—	5,039	5,039
Loans issued to policyholders	—	—	—	1,488	1,488
Other	—	—	—	300	300
Total	2,215	487	67	826,281	829,050
The activity in the allowance for credit losses as of June 30, 2023 and June 30, 2022 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	(554)	(233)	—	(758)	(1,247)	—	(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	—	(7,755)	(55)	(2,948)	(5,346)	(3,261)	(19,365)
Recoveries	284	1,602	8	272	3,345	—	5,511
Forex	3	64	2	34	34	—	137
June 30, 2023	(2,483)	(13,758)	(80)	(9,862)	(12,260)	(3,261)	(41,704)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
April 1, 2022	—	—	—	—	—	—	—
Charges	(570)	(22)	(9)	(24)	(3,712)	—	(4,337)
Recoveries	568	22	9	25	3,798	—	4,422
Forex	2	—	—	(1)	(86)	—	(85)
June 30, 2022	—	—	—	—	—	—	—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of June 30, 2023, and March 31, 2023, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the three months ended June 30, 2023, and 2022, the effective tax rate was equal to 19.7% and 17.1%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2023, and March 31, 2023, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	16.67%	$1,701,585	$111,073	$1,812,658
Corporate debt	16.50%	735,482	6,743	742,225
US sovereign debt	1.43%	17,094	—	17,094
Corporate equity	17.00%	5	—	5
Total securities sold under repurchase agreements		$2,454,166	$117,816	$2,571,982

	March 31, 2023
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Non-US sovereign debt	15.98%	$826,196	$55,265	$881,461
Corporate debt	16.07%	597,559	5,375	602,934
US sovereign debt	1.52%	17,637	—	17,637
Corporate equity	12.24%	15,384	—	15,384

Total securities sold under repurchase agreements		$1,456,776	$60,640	$1,517,416
The fair value of collateral pledged under repurchase agreements as of June 30, 2023, and March 31, 2023, was $2,562,107 and $1,519,926, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of 30 June 2023 and March 31, 2023, securities repurchase agreement obligations included accrued interest in the amount of $8,994 and $25,179, with a weighted average maturity of 10 days and 11 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of June 30, 2023, and March 31, 2023, customer liabilities consisted of:

	June 30, 2023		March 31, 2023

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	984,845	0.3% - 12%	832,751	0.1% - 16.9%
Total Interest bearing deposits	$984,845		$832,751

Non-interest-bearing deposits:
Current customer accounts	$485,007		$458,954
Brokerage customers	$652,195		$633,542
Total non-interest-bearing accounts	$1,137,202		$1,092,496

Total customer liabilities	2,122,047		1,925,247
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $44 to each customer. As at June 30, 2023, and March 31, 2023, respectively, the Group had total amounts in excess of insured bank time deposits of $601,406 and $539,411 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of June 30, 2023, and March 31, 2023, margin lending and trade payables of the Group were comprised of the following:

	June 30, 2023	March 31, 2023

Margin lending payable	$170,716	$117,144
Payables to suppliers of goods and services	7,490	2,965
Trade payable for securities purchased	1,666	482
Other	2,755	2,309
Total margin lending and trade payables	$182,627	$122,900
On June 30, 2023, and March 31, 2023, margin lending payable due to a single related party were $— or 0% of total margin lending payable and $3,239 or 3% of margin lending payable, respectively.
The fair value of collateral by the Group under margin loans as of June 30, 2023, and March 31, 2023 was $182,062 and $164,861, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of June 30, 2023, and March 31, 2023, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	June 30, 2023	March 31, 2023

Freedom SPC	$64,354	$58,582
Accrued interest	687	1,443
Total debt securities issued	$65,041	$60,025
As of June 30, 2023, and March 31, 2023, the Company’s outstanding debt securities had a fixed annual coupon rate of 5.5% and maturity date in October 2026.
The Group’s debt securities as of June 30, 2023, include $64,354 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.5% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds. The proceeds from the issuance of the Freedom SPC bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The interest rate under the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. The Group has no covenants to comply with in its debt securities.
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of June 30, 2023, and March 31, 2023, insurance and reinsurance receivables of the Group was comprised of the following:

	June 30, 2023	March 31, 2023
Assets:

Amounts due from policyholders	$7,448	$9,699
Claims receivable from reinsurance	1,285	1,087
Amounts due from reinsured	333	555
Allowance for estimated uncollectible reinsurance	(1,502)	(1,325)
Insurance and reinsurance receivables:	7,564	10,016

Unearned premium reserve, reinsurers’ share	3,005	2,379
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,640	1,390

Total	$12,209	$13,785

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2023, and March 31, 2023, insurance and reinsurance payable of the Group was comprised of the following:

	June 30, 2023	March 31, 2023
Liabilities:

Amounts payable to agents and brokers	2,494	2,466
Amounts payable to insured	2,692	1,807
Amounts payable to reinsurers	1,282	2,002
Insurance and reinsurance payables:	6,468	6,275

Unearned premium reserve	49,194	43,082
Reserves for claims and claims’ adjustment expenses	142,485	133,145

Total	$198,147	$182,502

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 14 – FEE AND COMMISSION INCOME
Fee and commission income is recognized when, or as, the Group satisfies its performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied at a point in time or over time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Group determines the customer obtains control over the promised service. Revenue from a performance obligation satisfied over time is recognized by measuring the Group’s progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. The amount of revenue recognized reflects the consideration the Group expects to receive in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Group considers multiple factors, including the effects of variable consideration, if any.

The Company’s revenues from contracts with customers are recognized when the performance obligations are satisfied at an amount that reflects the consideration expected to be received in exchange for such services. The majority of the Group’s performance obligations are satisfied at a point in time and are typically collected from customers by debiting their brokerage account with the Group.
Brokerage Services and Bank services
Commissions from brokerage services — The Group earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. Commissions from bank services — The Group earns bank commissions by executing client order for money transfer, purchase and sale of foreign currency, and other bank services. A substantial portion of the Group's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Group records a receivable on the trade date and receives a payment on the settlement date.

Investment Banking

The Group earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on placement date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the placement date. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are included in underwriting revenues. These costs are deferred and recognized in the same period as the related investment banking transaction revenue. However, if the transaction is abandoned and does not close, the accounting treatment for the transaction-related costs may differ. In such cases, the accounting principles typically require the immediate recognition of the transaction-related expenses as an expense in the period in which the decision to abandon the transaction is made. This ensures that the costs associated with the abandoned transaction are recognized and reflected accurately in the financial statements of the entity.
Receivables and Contract Balances

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 6 in the notes to consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of June 30, 2023 and March 31, 2023, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of June 30, 2023 and March 31, 2023, contract liability balances were not material.

During the three months ended June 30, 2023, and June 30, 2022, fee and commission income was comprised of:

	Three months ended June 30, 2023
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage services	$35,018	$18,951	$1,113	$—	$55,082
Commission income from payment processing	18,042	—	—	—	18,042
Bank services	12,841	—	—	—	12,841
Underwriting and market-making services	4,698	—	4,133	—	8,831
Other fee and commission income	2,786	215	906	—	3,907
Total fee and commission income	$73,385	$19,166	$6,152	$—	$98,703

	Three months ended June 30, 2022
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage service	$2,661	$79,805	$1,134	$—	$83,600
Bank services	3,814	—	—	—	3,814
Underwriting and market-making services	1,644	—	—	—	1,644
Other fee and commission income	131	257	—	—	388
Total fee and commission income	$8,250	$80,062	$1,134	$—	$89,446

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months ended June 30, 2023, and June 30, 2022, net gain on trading securities was comprised of:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$20,951	$(11,730)
Net gain recognized during the period on trading securities sold during the period	10,865	16,163
Net gain recognized during the period on trading securities	$31,816	$4,433

During the quarter ended June 30, 2023 the Group recognized net gain on trading securities of $31,816, which included $20,951 of unrealized net gain and $10,865 of realized gain. The majority of unrealized gain was attributable to the appreciation of debt securities of Ministry of Finance of the Republic of Kazakhstan.

During the three months ended June 30, 2022 the Group sold securities for a gain of $16,163 and recognized unrealized loss in amount of $11,730.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended June 30, 2023, and June 30, 2022 includes:

	Three months ended June 30, 2023	Three months ended June 30, 2022
Interest income:
Interest income on trading securities	86,840	31,515
Interest income on loans to customers	31,333	4,627
Interest income on margin loans to customers	17,180	4,914
Interest income on securities available-for-sale	8,345	6,678
Interest income on reverse repurchase agreements and amounts due from banks	3,057	787
Interest income from dividends	2,594	42
Total interest income	$149,349	$48,563

Interest expense:
Interest expense on securities repurchase agreement obligations	$75,455	$33,180
Interest expense on customer accounts and deposits	15,603	6,063
Interest expense on margin lending payable	2,993	—
Interest expense on debt securities issued	935	767
Interest expense on loans received	27	61
Other interest expense	33	—
Total interest expense	$95,046	$40,071

Net interest income	$54,303	$8,492

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET (LOSS)/GAIN ON DERIVATIVES

	Three months ended June 30, 2023	Three months ended June 30, 2022

Net realized (loss)/gain on derivatives	(27,493)	1,266
Net unrealized (loss)/gain on derivatives	(3,112)	—
Total net (loss)/gain on derivatives	$(30,605)	$1,266
During the quarter ended June 30, 2023, the Group recognized realized loss on derivatives in the amount of $27,673 as a result of engaging in currency swaps.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2023 and 2022, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Group through a client omnibus account at Freedom EU.
Fee and commission income earned from related parties is comprised primarily of brokerage commissions principally FST Belize. Fee and commission income earned from FST Belize principally consists of fees and commissions paid by FST Belize to Freedom EU to execute trades requested by brokerage customers of FST Belize, as well as commissions paid by FST Belize for order flow, which is net compensation received from firms to which the Company's broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. During the three months ended June 30, 2023 and 2022, the Group earned fee and commission income from related parties in the amounts of $15,896 and $75,604, respectively. Fee and commission income generated from FST Belize accounted for approximately 92% and 100% of the Company's total related party fee and commission income for the three months ended June 30, 2023 and 2022.
Interest income earned from related parties is comprised entirely of interest income from FST Belize, principally interest income from margin lending. During the three months ended June 30, 2023 and 2022, the Group earned interest income from related parties in the amounts of $5,352 and $3,528, respectively. Interest income generated from FST Belize accounted for approximately 99% and 100% of the Company's total related party interest income for the three months ended June 30, 2023 and 2022.
During the three months ended June 30, 2023 and 2022, the Group paid fee and commission expense for brokerage services to FST Belize in the amount of $99 and $156, respectively.
Margin lending, brokerage and other receivables from related parties result principally from borrowings made under margin loans by related parties, principally FST Belize. As of June 30, 2023 and March 31, 2023, the Group had margin lending receivables with related parties totaling $384,688 and $294,985, respectively. 97% and 98% of these balances were due from FST Belize. Margin lending receivables from FST Belize principally represent margin loans granted by Freedom EU to FST Belize. As of June 30, 2023 and March 31, 2023, the Group had bank commission receivables and receivables from brokerage clients from related parties totaling $640 and $626, respectively.
As of June 30, 2023 and March 31, 2023, the Group had a prepayment on acquisition of Internet Tourism LLP and Aviata LLP in the amount of $— and $16,089, respectively.
As of June 30, 2023 and March 31, 2023, the Group had a payable for acquisition of Internet Tourism LLP and Aviata LLP from Chocofamily Holding Ltd in the amount of $15,769 and $—, respectively.
As of June 30, 2023 and March 31, 2023, the Group had customer liabilities to related parties totaling $79,679 and $130,210, respectively. As of June 30, 2023 and March 31, 2023, 71% and 18%, respectively, of these balances were deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize, whereas 3% and 36%, respectively, were from Fresh Start Trading LTD, a company outside of the FRHC group which is primarily owned by Denis Matafonov, who is an executive director and board member of Freedom EU.
As of June 30, 2023 and March 31, 2023, the Group had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $59,914 and $114,885. As of June 30, 2023 and March 31, 2023, 100% and 40%, respectively, of these balances were from FST Belize.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2023 and March 31, 2023, the Group had loans issued which includes uncollateralized bank customer loans purchased from a related party, FFIN Credit a company outside of the FRHC group which is controlled by Timur Turlov, in the amount of $142,336 and $121,177, respectively.
As of June 30, 2023 and March 31, 2023, the Group had loans received from Timur Turlov in the amount of $7,735 and $—, respectively. The proceeds of such loans were contributed by the Group to the capital of its Arbuz subsidiary.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 19 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2023, and 2022, no outstanding non-qualified stock options were exercised.
On March 10, 2023 and on October 11, 2022, the Company awarded stock grants totaling 18,974 and 18,242 shares of its common stock, respectively, to key employees of the Company's subsidiaries, which vested on the date of the awards, and on October 20, 2022, the Company awarded a stock grant totaling 8,000 shares of its common stock to a consultant of the Company, which vested on the date of the award.
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
The Company recorded stock-based compensation expense for restricted stock grants in the amount of $1,233 and $3,698 during the three month periods ended June 30, 2023 and June 30, 2022, respectively.
NOTE 20 – STOCK BASED COMPENSATION

During the three months ended June 30, 2023 no restricted shares were awarded to key employees.

The compensation expense related to restricted stock grants was $1,233 during the three months ended June 30, 2023, and $3,698 during the three months ended June 30, 2022. As of June 30, 2023 there was $6,817 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 2.83 years. There are no compensation expense related to stock grants, which vested on the date of the award during the three months ended June 30, 2023 and June 30, 2022.
The Company has determined the fair value of restricted shares awarded as of grant date, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	2.83
Volatility	35.1%
Risk-free rate	4.18%

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended June 30, 2023:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2023	467,058	18,035
Granted	—	—
Vested	(134,558)	(5,138)
Forfeited/cancelled/expired	—	—
Outstanding, at June 30, 2023	332,500	12,897

NOTE 21 – LEASES
At March 31, 2023, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. The Group's primary involvement with leases is in the capacity as a lessee where a Group company leases premises to support its business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term, and generally included in occupancy expense in the Consolidated Statements of Operations. Certain of these leases also have extension or termination options, and the Company assesses the likelihood of exercising such options. If it is reasonably

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
certain that the Group will exercise the options to extend, then the Company includes the impact in the measurement of its right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of June 30, 2023:

	Classification on Balance Sheet	June 30, 2023
Assets
Operating lease assets	Right-of-use assets	$34,461
Total lease assets		$34,461

Liabilities
Operating lease liability	Operating lease obligations	$34,929
Total lease liability		$34,929
The following table presents as of June 30, 2023, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2024	$8,915
2025	10,040
2026	9,249
2027	7,567
2028	5,492
Thereafter	4,793
Total payments	46,056
Less: amounts representing interest	(11,127)
Lease liability, net	$34,929
Weighted average remaining lease term (in months)	31
Weighted average discount rate	13%
Lease commitments for short-term operating leases as of June 30, 2023 was approximately $152. The Group's rent expense for office space was $860 for the three months ended June 30, 2023, $543 for the three months ended June 30, 2022.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.

NOTE 22 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of Aviata
Aviata's preeminent position in the air and rail ticketing sectors makes it an important strategic asset to us as we work to develop our comprehensive digital ecosystem.
On April 26, 2023 , the Company completed the acquisition of Aviata by purchasing 100% of its outstanding shares. The Company acquired Aviata to expand its presence in the digital services ecosystem.
As of April 26, 2023, the date of the acquisition of Aviata, the fair value of net assets of Aviata was $9,523. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of April 26, 2023

ASSETS
Cash and cash equivalents	$448
Restricted cash	105
Brokerage and other receivables	1,313
Loans issued	1,078
Fixed assets	63
Intangible assets	8,779
Other assets	1,221
TOTAL ASSETS	13,007

LIABILITIES
Trade payables	1,606
Current tax liabilities	14
Other liabilities	1,864
TOTAL LIABILITIES	3,484

Net assets acquired	9,523

Goodwill	21,231

Total purchase price	$30,754
Acquisition of Internet-Tourism
As of April 26, 2023 the Company completed the acquisition of Internet-Tourism by purchasing 100% of its authorized capital. The Company acquired Internet-Tourism in order to accelerate its growth in digital sector.
As of April 26, 2023, the date of the acquisition of Internet Tourism LLP, the fair value of net assets of Internet-Tourism was $1,359 . The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of April 26, 2023

ASSETS
Cash and cash equivalents	$523
Brokerage and other receivables	838
Loans issued	62
Fixed assets	89
Intangible assets	959
Other assets	591
TOTAL ASSETS	3,062

LIABILITIES
Trade payables	644
Other liabilities	1,059
TOTAL LIABILITIES	1,703

Net assets acquired	1,359

Goodwill	568

Total purchase price	$1,927

Acquisition of Arbuz

As of March 31, 2023, the Company held a 25% equity interest in Arbuz. On April 14, 2023, the Company acquired an additional 5.42% of Arbuz's shares. On May 22, 2023, the Company purchased a further 8.36% of Arbuz's shares, resulting in a total equity interest of 38.78% in Arbuz. With the inclusion of Timur Turlov's individual ownership interest in Arbuz of 18.08% that was acquired before March 31, 2023, the Company effectively obtained control over Arbuz with its purchase on May 22, 2023.
The fair value of Arbuz on the date of the acquisition was $11,685. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of May 22, 2023

ASSETS
Cash and cash equivalents	$731
Brokerage and other receivables	591
Fixed assets	2,383
Intangible assets	15,154
Loans issued	157
Right-of-use asset	1,097
Other assets	5,002
TOTAL ASSETS	25,115

LIABILITIES
Trade payables	2,559
Current tax liabilities	11
Lease liability	1,186
Other liabilities	9,674
TOTAL LIABILITIES	13,430

Net assets acquired	11,685

Goodwill	14,961

Purchase price	$13,281
Revaluation of purchase price previously held interest	$1,040
Fair value of NCI	$12,325
Total purchase price	$26,646

NOTE 23 – COMMITMENTS AND CONTINGENCIES
Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unfunded commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on Freedom Bank KZ's credit evaluation of the counterparty. The Company's maximum exposure to credit loss is represented by the contractual amount of these commitments.
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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of June 30, 2023, and March 31, 2023, were as follows:

	As of June 30, 2023	As of March 31, 2023

Unfunded commitments under lines of credits and guarantees	$51,712	$20,617
Bank guarantees	7,413	7,001
Total	$59,125	$27,618

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 – SEGMENT REPORTING
The Company historically organized its operations in a single operating segment. Following the divestiture of the Company's Russian subsidiaries and the related corporate restructuring, the Company elected to reorganize its operations geographically into regional segments. The Company currently organizes its operations into the following four regional segments: Central Asia and Eastern Europe, Europe Excluding Eastern Europe, the United States and Middle East/Caucasus. These operating segments are based on how the Company's CODM makes decisions about allocating resources and assessing performance.

The following tables summarize the Company's Statement of Operations by its geographic segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Three months ended June 30, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	$73,385	$19,166	$6,152	$—	$98,703
Net gain/(loss) on trading securities	31,594	214	(173)	181	31,816
Interest income	142,038	5,914	1,387	10	149,349
Insurance underwriting income	44,889	—	—	—	44,889
Net gain/(loss) on foreign exchange operations	19,923	(320)	(362)	60	19,301
Net (loss)/gain on derivative	(30,778)	173	—	—	(30,605)
Other income/(expense)	1,732	217	838	(30)	2,757
TOTAL REVENUE, NET	282,783	25,364	7,842	221	316,210

Fee and commission expense	23,798	4,572	265	49	28,684
Interest expense	86,664	6,812	1,570	—	95,046
Insurance claims incurred, net of reinsurance	21,514	—	—	—	21,514
Payroll and bonuses	24,167	4,754	2,293	416	31,630
Professional services	562	2,738	3,280	45	6,625
Stock compensation expense	829	91	313	—	1,233
Advertising expense	3,731	4,026	95	248	8,100
General and administrative expense	16,028	4,029	4,113	305	24,475
Allowance for credit losses	13,771	552	3	—	14,326
TOTAL EXPENSE	191,064	27,574	11,932	1,063	231,633

INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$91,719	$(2,210)	$(4,090)	$(842)	$84,577

Income tax expense	(27)	(2,430)	(14,199)	—	(16,656)

INCOME FROM CONTINUING OPERATIONS	$91,692	$(4,640)	$(18,289)	$(842)	$67,921

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2022
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	$8,250	$80,062	$1,134	$—	$89,446
Net gain/(loss) on trading securities	21,589	(15,425)	(1,731)	—	4,433
Interest income	39,852	4,269	4,442	—	48,563
Insurance underwriting income	24,241	—	—	—	24,241
Net gain/(loss) on foreign exchange operations	4,267	570	(234)	(10)	4,593
Net gain on derivative	1,266	—	—	—	1,266
Other (expense)/income	(93)	(2)	6	57	(32)
TOTAL REVENUE, NET	99,372	69,474	3,617	47	172,510

Fee and commission expense	10,714	12,427	153	21	23,315
Interest expense	31,968	2,696	5,407	—	40,071
Insurance claims incurred, net of reinsurance	16,692	—	—	—	16,692
Payroll and bonuses	11,730	2,732	1,745	206	16,413
Professional services	721	1,272	2,206	56	4,255
Stock compensation expense	1,101	156	619	—	1,876
Advertising expense	2,149	1,681	7	—	3,837
General and administrative expense	5,066	5,724	690	138	11,618
Allowance for credit losses/(recoveries)	2,431	—	(3)	—	2,428
TOTAL EXPENSE	82,572	26,688	10,824	421	120,505

INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$16,800	$42,786	$(7,207)	$(374)	$52,005

Income tax (expense)/benefit	(61)	(7,223)	(1,605)	10	(8,879)

INCOME FROM CONTINUING OPERATIONS	$16,739	$35,563	$(8,812)	$(364)	$43,126
(1) All trading of U.S. and European exchange traded and OTC securities by all Freedom securities brokerage firms, excluding PrimeEx, are routed to and executed through Freedom EU and all fee and commission income for those transactions is recognized at subsidiary received the initial order from external client.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables summarize the Company's total assets and total liabilities by its geographic segments. Intercompany balances have been eliminated for separate disclosure:

	June 30, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Total assets	$5,674,747	$785,218	$75,453	$4,347	$6,539,765
Total liabilities	5,202,661	480,761	24,372	6,235	5,714,029

Net assets	$472,086	$304,457	$51,081	$(1,888)	$825,736

	March 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Total assets	$4,303,126	$677,425	$101,365	$2,642	$5,084,558
Total liabilities	3,868,326	384,921	60,198	377	4,313,822

Net assets	$434,800	$292,504	$41,167	$2,265	$770,736

Central Asia and Eastern Europe Segment
Operations in Kazakhstan, Kyrgyzstan, Uzbekistan, along with the Company's headquarters in Kazakhstan, form the Central Asia and Eastern Europe segment. Within this segment, the Group conducts business under different securities licenses as required by the respective jurisdictions in the Central Asia and Eastern Europe region.
Group companies in the Central Asia and Eastern Europe segment provide comprehensive financial solutions, including lending such as digital auto loans and digital mortgage loans, payments, asset management products, bank guarantees, on demand and time deposits, various types of insurance coverage to meet the needs of the Group's customers and small businesses. The Group's insurance offerings include life insurance, obligatory insurance, tourist medical health insurance and auto insurance. These insurance products are designed to offer comprehensive coverage and tailored solutions to protect individuals, property, auto and businesses in the event of unforeseen events or risks.
Europe Excluding Eastern Europe Segment
Operations in Cyprus, United Kingdom and Germany. Companies in the Europe Excluding Eastern Europe segment offer a broad suite of market-making, prime brokerage, lending, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities.
Companies in this segment cater to clients from the European Union by offering comprehensive solutions to support their investment needs. The Group's services in this segment encompass direct access to the world's largest stock exchanges, providing its clients with a gateway to global investment opportunities. Additionally, the Group's offerings in this segment include professional securities analytics, empowering clients with valuable insights and market intelligence to make informed investment decisions. To ensure a seamless experience, it provides user-friendly trading applications that offer convenience and flexibility.
United States Segment

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Companies in the United States segment offer a full array of investment banking and capital markets advisory services, including initial public offerings, mergers, and acquisitions, debt and equity financing, corporate banking, trading, hedging, and research, equity research, delivering in-depth analysis, insights into individual stocks and sectors. It provides macro-economic strategy research to help clients navigate the broader economic landscape and make informed investment decisions.

To ensure clients are well-informed, companies in this segment offer a daily morning note that covers key market updates, trends, and potential opportunities. It also provides technical research, focusing on chart patterns and technical indicators to assist clients in identifying potential entry and exit points in the market.

In addition, companies in the United States segment conduct research in specific sectors such as energy and consumer, offering valuable insights into industry trends and company analysis. It facilitates corporate access research, enabling clients to gain access to top management and industry experts for a deeper understanding of specific companies or sectors.

Middle East/Caucasus Segment

Companies in the Middle East/Caucasus segment offer securities broker-dealer services, financials educational center services, financial intermediary center services and financial consulting services. The segment is currently in the developmental stage and does not generate profit at the moment. As a developing segment, the focus is on establishing a strong presence, building strategic relationships, and expanding client base in the region.

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
On July 26, 2023, the Company acquired Kazakhstan company ReKassa PCI Reader for $2,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us") mean Freedom Holding Corp. together with its consolidated subsidiaries. References to "fiscal year(s)" means the 12-month periods ended March 31 for the referenced year. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities Exchange Commission ("SEC") including our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on August 4, 2023.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources for three months ended June 30, 2023 and June 30, 2022.
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
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed in this quarterly report, as well as in our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on August 4, 2023.
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
Regional Segments

Our chief operating decision maker (“CODM”), who is our CEO, views our business as comprising four regional geographic segments: Central Asia and Eastern Europe, Europe Excluding Eastern Europe, the United States, and Middle East/Caucasus.
Central Asia and Eastern Europe Segment

Our Central Asia and Eastern Europe segment consists of our operations in Kazakhstan, Kyrgyzstan and Uzbekistan, including our headquarters in Kazakhstan. We operate under various securities licenses in the jurisdictions making up our Central Asia and Eastern Europe segment. We also have banking licenses in Kazakhstan that allow us to provide a wider range of financial services to our Kazakhstan customers. We also own two insurance companies in Kazakhstan offering life insurance and general liability insurance. Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan.

The Central Asia and Eastern Europe segment accounted for approximately $282.8 million, or 89% of our total revenue, net and approximately $191.1 million, or 82.5% of our total expense, for the three months ended June 30, 2023.

On November 9, 2022 the Ukrainian National Commission on Securities and the Stock Market suspended the licenses of our Ukrainian subsidiary Freedom UA. Accordingly, all assets of Freedom UA and its clients are blocked by the

Ukrainian National Security and Defense Council. Given the ongoing uncertainty surrounding Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA. Accordingly, Freedom UA is not consolidated in the Company's consolidated financial statements in this quarterly report.

Central Asia and Eastern Europe region securities brokerage services

As of June 30, 2023, in our Central Asia and Eastern Europe region we had 43 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Uzbekistan and Kyrgyzstan. Our brokerage operations in the Central Asia and Eastern Europe region are conducted through our subsidiaries Freedom KZ, Freedom Global and Freedom UZ. Freedom KZ and Freedom Global are professional participants on the KASE and the Astana International Exchange ("AIX"), respectively. Freedom UZ is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE").

As of June 30, 2023, we had 2,492 employees in the brokerage business area in our Central Asia and Eastern Europe region, including 2050 full-time employees.

Central Asia and Eastern Europe region banking services

We provide banking services in Kazakhstan through our Freedom Bank KZ subsidiary. We have 15 office locations in Kazakhstan that provide banking services. As of June 30, 2023, we had 1,677 employees in the banking business area in our Central Asia and Eastern Europe segment, all of which were full-time employees.

Central Asia and Eastern Europe region consumer life and general insurance

We provide consumer life and general insurance products and services in Kazakhstan through our Freedom Life and Freedom Insurance subsidiaries. As of June 30, 2023, we had 42 offices and 646 employees, 630 of which were full-time employees, in our consumer life and general insurance businesses in Kazakhstan.

Europe Excluding Eastern Europe Segment

Our Cyprus subsidiary Freedom EU oversees our Europe Excluding Eastern Europe segment operations (covering Cyprus, the United Kingdom, Germany, Spain, Greece, France and Poland). Our Cyprus operations are based in Limassol, Cyprus. In Cyprus, we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through Freedom EU we provide transaction processing and intermediary services to our regional customers and to institutional customers, including Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FST Belize”), that may seek access to the securities markets in the United States and Europe excluding Eastern Europe. FST Belize’s customers execute brokerage transactions indirectly through Freedom EU via several omnibus accounts held by FST Belize with Freedom EU. All trading of United States and European exchange traded and OTC securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe ("AFME"). Our office in Germany is a tied agent of Freedom EU, and we have representative offices of Freedom EU in Greece, France and Spain. Prime UK, formed in 2021, is a financial intermediary company which was incorporated for the purposes of obtaining the necessary licenses to conduct brokerage operations in the United Kingdom, which licenses have not yet been obtained.

As of June 30, 2023, our business in the Europe Excluding Eastern Europe segment consisted of 9 total offices providing brokerage and financial services, investment consulting, education or that serve an administrative function, including offices in Cyprus, the United Kingdom, Germany, France, Spain and Greece. As of June 30, 2023, we had 215 employees in our Europe Excluding Eastern Europe segment, of which 213 were full-time employees. For the three months ended June 30, 2023, our Europe Excluding Eastern Europe segment generated approximately $25.4 million, or 8%, of our total revenue, net and approximately $27.6 million, or 12%, of our total expense.

United States Segment

Our United States segment consists of Freedom Holding Corp. and our subsidiaries PrimeEx, Freedom U.S. Markets LLC and LD Micro. Freedom U.S. Markets LLC and LD Micro were added to this segment during fiscal 2023.We entered the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation, that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to conduct investment banking and equity capital markets business. Such business is conducted under the name Freedom Capital Markets. PrimeEx provides its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services. In March 2023, our subsidiary Freedom U.S. Markets LLC, an administrative management company, acquired LD Micro, which had been owned by SRAX, Inc. Through LD Micro, we now own the largest conference platform for small-cap companies in the United States. As of June 30, 2023, we had 50 employees (49 of which were full-time) in our United States segment. For the three months ended June 30, 2023, the United States segment generated approximately $7.8 million, or 2%, of our total revenue, net and approximately $11.9 million, or 5.2%, of our total expense.

Middle East/Caucasus Segment

As of June 30, 2023, our Middle East/Caucasus segment consisted of five offices, of which one office (located in Armenia) provided brokerage services. In fiscal 2022, we entered the Caucasus market by establishing subsidiaries in Azerbaijan and Armenia, and in fiscal 2023 we established a subsidiary in Turkey. In April 2022 we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates ("UAE"). As of June 30, 2023, we had 64 employees in our Middle East/Caucasus segment, of which 63 were full-time employees. The Middle East/Caucasus segment is in the developmental stage and does not currently generate profit. For three months ended June 30, 2023 total revenue of the Middle East/Caucasus segment was not material.

Acquisitions

Historically we have been active in pursuing inorganic growth through mergers and acquisitions. We expect this trend to continue in the future.

Credit Ratings

Following the onset of the Russia-Ukraine conflict in February 2022, the long-term issuer credit ratings issued by Standard & Poor's of each of Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU were lowered from "B" (stable outlook) to "B-" (with negative implications). Sanctions-related risks for the Company eased somewhat following the completion of the divestiture of our Russian subsidiaries. As a result, as of March 2023, the long-term issuer credit ratings issued by Standard & Poor's of each of Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU were upgraded from "B-" to "B" with stable outlook. The long-term credit ratings for FRHC were affirmed at "B-".

On August 24, 2023, Standard & Poor's placed the following ratings on CreditWatch with negative implications: the 'B-' long-term rating on FRHC; the 'B/B' long- and short-term issuer credit ratings on Freedom KZ, Freedom Europe, Freedom Global and Freedom Bank KZ; and the 'kzBB+' Kazakhstan national scale ratings on Freedom KZ and Freedom Bank KZ. Reasons provided by Standard & Poor's for the CreditWatch designation included the risk that certain disclosures in the Company's annual report and recently published allegations by a third party could lead to a loss of critical counterparties and potentially weaken the Company's franchise.

Freedom Life has a long-term issuer credit and financial strength rating of of "BB-" (stable outlook) and a rating on the Kazakhstan national scale of "kzA-" with a stable outlook, and Freedom Insurance has a "B+" rating (stable outlook) and "kzBBB" Kazakhstan national scale rating with stable outlook, in each case from Standard & Poor's. These ratings were affirmed by Standard & Poor's on August 24, 2023.
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
In response to the Russia-Ukraine conflict, numerous governments, including those of the United States, the EU and the United Kingdom have imposed an extensive range of additional economic sanctions on Russia, certain financial institutions, business enterprises, and key persons in Russia or deemed to be enabling the Russia-Ukraine conflict. The imposed sanctions significantly expand the sanctions first imposed on Russia following the 2014 Russian invasion of

Ukraine and its annexation of the Crimea region of Ukraine. In addition, many businesses are adopting a cautious approach to sanctions and export compliance matters, implementing internal policies that are more restrictive than strictly required by the applicable rules. The Russian government has issued countersanctions as a defensive measure targeted at "unfriendly states" which include the United States and most countries that have imposed sanctions on Russia, as well as imposed restrictions on currency transactions of its own citizens.
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
Historically, a large portion of our trading volume has been derived from individuals and institutions in Russia, through accounts at our Russian subsidiaries and through accounts at our non-Russian subsidiaries, including indirectly through accounts they hold with FST Belize. Although we have divested our Russian subsidiaries, we continue to generate fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries or indirectly through accounts they hold with FST Belize. As of the date of this quarterly report, the Russia-related economic sanctions that have been imposed do not target our Russian client base, most of whom are members of the emerging Russian middle class population. Even before the Russia-Ukraine conflict began in February 2022, our clients were required to conform to strict anti-money laundering regulations and to undergo regular sanctions screening to assure us that they were subject to United States, EU or UK sanctions that would restrict our ability to do business with them or require us to take regulatory compliance actions in response to their activities. However, the evolving sanctions and countersanctions in connection with the Russia-Ukraine conflict expose us to heightened risks and challenges. The Russia-Ukraine conflict has also exposed us to a range of other heightened risks stemming from our actual or perceived connections with Russia, including risks related to our business relationships with counterparties outside of Russia, including commercial banks, settlement banks, stock exchanges and regulators.
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
In addition, there is a risk that new international sanctions and new countersanctions measures may curtail the ability of our brokerage customers who are Russian persons to trade through non-Russian accounts or in non-Russian securities, or our ability to facilitate any trading through our non-Russian subsidiaries or indirectly via FST Belize. If investment activity by Russian holders of foreign trading accounts is restricted, this could have a material adverse effect on our revenues.
The Russia-Ukraine conflict has also had, and may continue to have, adverse effects on our results of operations related to proprietary trading. For example, during the year ended March 31, 2023 we sold 7,500,000 shares in the SPB Exchange that we owned and realized a loss from the divestiture in the amount of $73.4 million. We attribute this loss to a combination of factors, including the heightened market uncertainty and increased volatility caused by the Russia-Ukraine conflict and its geopolitical consequences.

On October 19, 2022, the President of Ukraine signed a decree enacting a decision of the National Security and Defense Council of Ukraine (NSDC) on the application of personal special economic and other restrictive measures (sanctions) against more than 1,300 companies and more than 2,500 individuals. Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on the sanctions list. The lists of companies and individuals sanctioned included both Freedom UA and Timur Turlov, in his personal capacity. In addition, the list included our two former Russian subsidiaries, which have since been divested. We note that all persons on the Russian list of Forbes entrepreneurs for 2021 were included. In 2021 Mr. Turlov was on this Forbes list and still had Russian citizenship (in the appendix to the presidential decree there is a reference to Mr. Turlov’s Russian citizenship. We note that, prior to June 2022, Mr. Turlov was a Russian citizen. As from June 2022, Mr. Turlov renounced his Russian citizenship and is now a citizen of Kazakhstan. We have been in continuous negotiations with the presidential administration of Ukraine seeking to have Freedom UA and Mr. Turlov removed from the sanctions list. In addition, we have contributed approximately $11.7 million to humanitarian relief efforts in Ukraine through charitable funds. In view of the ongoing uncertainty related to Freedom UA, the management of the Company has determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA. Accordingly, Freedom UA has not been consolidated in the Company's consolidated financial statements in this quarterly report.

Other than the Ukrainian sanctions described above, none of FRHC, nor our group companies, nor any of our current directors or senior management, is a target of sanctions imposed by the United States, the EU or the UK. Nevertheless, we are indirectly impacted by the designation of numerous parties in Russia as sanctioned parties and the restrictions placed on international businesses in Russia as a result. The sanctions imposed on Russia in 2014 as well as the sanctions imposed beginning in 2022 make Russia a high-risk jurisdiction for potential sanctions. As a result, when doing business with Russian persons and legal entities it is necessary for us to conduct enhanced due diligence to ensure that no persons designated on any applicable sanctions lists conduct prohibited transactions with us or through our facilities, and to ensure that neither we nor any of our executive officers facilitate any prohibited business as defined under the laws and regulations to which we are subject.

In February 2023, we divested our Russian subsidiaries, including all of their offices and employees. As of March 31, 2022, our Russian subsidiaries had 43 offices and branches and 1,717 employees. Despite the divestiture of these subsidiaries, the scale of our overall business increased from fiscal 2022 to fiscal 2023. As of March 31, 2022, our total number of employees was 1,704 and our total number of offices was 66. As of March 31, 2023, the number of employees increased to 3,689 and the number of our offices increased to 126. The increase in the scale of our operations between the two fiscal years, despite the divestment of our Russian subsidiaries, was mainly attributable to our growth during fiscal 2023 through several acquisitions. In addition, in connection with divestment of our Russia subsidiaries, 19 analysts, 21 investment consultants, 18 Tradernet specialists and 13 public relations specialists moved from our former Russian subsidiaries to our Freedom Global subsidiary, and certain customers of our former Russian subsidiaries opened accounts at our non-Russian subsidiaries, which mitigated the effects of the divestment of our Russian subsidiaries.

As of the date of this quarterly report, the Russia-Ukraine conflict is ongoing and its effects on us continue to evolve. As such, we expect there will be further impacts and unknown risks related to our business, the substance and reach of which we cannot fully anticipate.
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

    Financial markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, South America and Asia. Hostilities between Russia and Ukraine have created global uncertainties around the spread of the conflict and the potential use of nuclear weapons and have impacted global supply chains of energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the financial markets and our company and its operations.
Growth of Retail Brokerage Activity in Our Key Markets

The retail brokerage markets in Kazakhstan and Russia are key markets for our business. We estimate that, as of June 30, 2023, we had approximately 161,000 retail brokerage customers who were Kazakhstan persons, or approximately 41% of our total number of customers, and we had approximately 45,000 retail brokerage customers who were Russian persons, or approximately 11% of our total number of customers. In addition, we serve Kazakhstan and Russian customers indirectly through their accounts with FST Belize. The Kazakhstan and Russia markets have grown rapidly in recent years. The number of our total customer accounts increased from approximately 250,000 as of March 31, 2022, to approximately 370,000 as of March 31, 2023, to approximately 399,000 as of June 30, 2023. As of June 30, 2023, approximately 57% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended June 30, 2023, we had approximately 60,000 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
Acquisitions
Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future. Acquisitions and divestitures may have a material effect on our business and financial results.
Acquisition of Internet Tourism
On April 26, 2023, we completed the acquisition of 100% of Internet-Tourism LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $1.9 million.
Acquisition of Aviata
On April 26, 2023, we completed the acquisition of 100% of Aviata LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $30.8 million.
Acquisition of Arbuz
As of March 31, 2023, the Company held a 25% shares in Arbuz. On April 14, 2023, the Company acquired an additional 5.42% shares. Subsequently, on May 22, 2023, the Company further purchased 8.36%, resulting in a total interest of 38.78% in Arbuz. With the inclusion of Timur Turlov's individual share of 18.08% in Arbuz that was acquired before March 31, 2023, the Company effectively obtained control over the entity,
From May 22, 2023, until June 30, 2023, the Company acquired an additional 43.14% of shares, thus as of June 30, 2023, the Company had 81.92% of shares of Arbuz. The Company acquired Arbuz to accelerate its growth in e-commerce sector. For more details please refer to Note 22 Acquisitions of Subsidiaries.
Signing of Agreement to Acquire Maxim Group
On February 16, 2023, we signed an agreement to acquire Maxim Group LLC and its registered investment advisory affiliate Maxim Financial Advisors LLC (together “Maxim Group”), for a combination of cash and common stock. Including deferred payments and retention bonuses, the total consideration for the acquisition will be approximately $400 million. This planned acquisition is a continuation of our strategy of acquisitions following our 2020 acquisition of PrimeEx. Maxim Group is a leading full-service investment bank headquartered in New York that caters to emerging growth companies globally. Its business lines include investment banking, equity capital markets and institutional sales, equity research, merchant capital, and corporate and wealth management services. Maxim Group's corporate and institutional reach into Asia, Greece, Israel, and most of Western Europe is expected to complement our brokerage and global distribution network. Completion of the acquisition is subject to certain conditions and the receipt of required regulatory approvals. See "Special Note About Forward-Looking Information" in this quarterly report.
Related Party Transactions with FST Belize
During the three months ended June 30, 2023 and 2022, the Company engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a corporation registered in and licensed as a broker dealer in Belize. FST Belize was formed in 2014 and is 100% owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FST Belize is not part of our group of companies.

FST Belize has its own brokerage customers, which include individuals and market-maker institutions. A significant portion of our fee and commission income is derived from the customer relationship between Freedom EU and FST Belize. FST Belize has several omnibus brokerage accounts with Freedom EU. The majority of the order flow from FST Belize to Freedom EU represents transactions of customers of FST Belize, which are executed by FST Belize through its omnibus accounts at Freedom EU. Our margin lending receivables from FST Belize are related to margin trading by FST Belize's clients and are fully collateralized by highly-liquid financial assets. Our relationship with FST Belize has provided us and our customers with a substantial liquidity pool for trading. Our cross border omnibus brokerage agreement with FST Belize requires FST Belize to conduct AML/CTF and sanctions screening on its individual and business entity customers whose trades are processed through its omnibus accounts at Freedom EU. Our omnibus brokerage arrangement with FST Belize dates from the time of the establishment of our company, and we intend to reduce the volume of business we conduct involving FST Belize over time and to ultimately eliminate such omnibus brokerage arrangement.
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
Fee and commission income generated from FST Belize accounted for approximately 15% of our total fee and commission income for the three months ended June 30, 2023, as compared to approximately 84% of our total fee and commission income for the three months ended June 30, 2022. Interest income generated from FST Belize accounted for approximately 4% and 7% of our total interest income for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, and March 31, 2023, our margin lending receivables due from FST Belize were $373.7 million and $290.2 million, respectively. The decrease in fee and commission income generated from FST Belize as a percentage of our total fee and commission income between the quarters ending June 30, 2022 and 2023 was due a decrease in the volume of trading activity by FST Belize through its omnibus account with us between the two quarters, as a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in the volume of trading activity by FST Belize was also due to deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.
For additional information regarding our transactions with FST Belize, see Note 18 "Related Party Transactions" in the notes to our consolidated financial statements contained in Part I Item 1 of this quarterly report.
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
Fee and Commission Income
Fee and commission income consists principally of brokerage fees from customer trading, related banking services, fees for payment processing services and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Fees received for banking services consist primarily of commissions earned from merchants on acquiring operations, commission on transfer and payment processing and commissions on cash operations. Fees for payment processing services are mainly related to the charges for the service of handling and processing a particular cash transfer transactions or operation. Fee and commission income as a percentage of our total revenue was 31% and 52% in the three months ended June 30, 2023 and 2022 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 56% and 94% in the three months ended June 30, 2023 and 2022.
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
Payroll and Bonus
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
Net Income/(Loss) Attributable to Non-controlling Interest
For the three months ended June 30, 2023, we reflected the remaining ownership in Arbuz as a non-controlling interest in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. Net loss attributable to non-controlling interest was $0.2 million for the three months ended June 30, 2023.
For the three months ended June 30, 2022, we reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. Net loss attributable to non-controlling interest was $2.0 million for the three months ended June 30, 2022. In view of the ongoing uncertainty related to Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA. Accordingly, Freedom UA has not been consolidated in the Company's consolidated results for the three months ended June 30, 2023.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended June 30, 2023 and 2022
The following comparison of our financial results for the three-month periods ended June 30, 2023 and 2022 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended June 30, 2023		Three months ended June 30, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$98,703	31.2%	$89,446	51%	$9,257	10%
Net gain on trading securities	31,816	10.1%	4,433	3%	27,383	618%
Interest income	149,349	47.2%	48,563	28%	100,786	208%
Insurance underwriting income	44,889	14.2%	24,241	14%	20,648	85%
Net gain on foreign exchange operations	19,301	6.1%	4,593	3%	14,708	320%
Net (loss)/gain on derivative	(30,605)	(9.7)%	1,266	1%	(31,871)	(2,517)%
Other income	$2,757	0.9%	(32)	—%	2,789	(8716)%
Total revenue, net	$316,210	100%	$172,510	100%	$143,700	83%
* Percentage of total revenue, net.

For the three months ended June 30, 2023, we had total revenue, net of $316.2 million, a $143.7 million increase compared to three months ended June 30, 2022. Revenue for the three months ended June 30, 2023, was significantly higher than the three months ended June 30, 2022, primarily due to increases in interest income, net gain on trading securities and insurance underwriting income between the two periods. These increases were offset in part by an increase in net loss on derivative.
Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended June 30,
	2023	2022	Amount Change	% Change
Brokerage services	$55,082	$83,600	$(28,518)	(34)%
Commission income from payment processing	18,042	—	18,042	—%
Bank services	12,841	3,814	9,027	237%
Underwriting and market-making services	8,831	1,644	7,187	437%
Other fee and commission income	3,907	388	3,519	907%
Total fee and commission income	$98,703	$89,446	$9,257	10%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended June 30,
	2023	2022
	(as a % of total revenue)
Brokerage services	56%	94%
Commission income from payment processing	18%	—%
Bank services	13%	4%
Underwriting and market-making services	9%	2%
Other fee and commission income	4%	—%
Total fee and commission income as a percentage of total revenue	100%	100%
For the three months ended June 30, 2023, total fee and commission income was $98.7 million, an increase of $9.3 million, or 10%, as compared to fee and commission income of $89.4 million for the three months ended June 30, 2022.
There was a decrease of $28.5 million or 34% in fee and commission income from brokerage services between the two quarters. The decrease in brokerage fee and commission income is attributable to a decrease in such income from Freedom EU by approximately $60.7 million, which was mainly attributable to a decrease in the volume of trading activity by FST Belize through its omnibus account at Freedom EU between the two quarters. Such decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods. The decrease in such income from Freedom EU was offset in part by an approximately $32.2 million increase in such income from Freedom Global which was due to an increase in the size of its client base between the two quarters, in part due to the addition of new customers from FST Belize, as described above.

The decrease in fee and commission income from brokerage services was offset by increases in each other categories of fee and commission income. In particular, there was an increase of $18 million in fee and commission income from payment processing at Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023. There was also an increase of $9 million or 237% in fee and commission income from bank services from Freedom Bank KZ attributable mainly to the increase of servicing payment cards, which is due to the growing average turnover of merchants.

Net gain on trading securities
Net gain on trading securities was $31.8 million for the three months ended June 30, 2023, an increase of $27.4 million as compared to $4.4 million for the three months ended June 30, 2022. The following table sets forth information regarding our net gains and losses on trading activities during the three months ended June 30, 2023 and 2022:

	Realized Net (Loss)/Gain	Unrealized Net Gain/(Loss)	Net Gain
Three months ended June 30, 2023	$10,865	$20,951	$31,816
Three months ended June 30, 2022	$16,163	$(11,730)	$4,433

During the three months ended June 30, 2023, we had a realized gain on trading securities of $10.9 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the three months ended June 30, 2023. We had an unrealized net gain in the three months ended June 30, 2023, due to securities positions we continued to hold at June 30, 2023, having appreciated by $21.0 million. The majority of the unrealized net gain comes from the appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan. The appreciation can be primarily attributed to an increased demand in government securities issued by Kazakhstan during the three months ended June 30, 2023.
During the three months ended June 30, 2022, we sold securities for a gain of $16.2 million. Similarly, securities positions we continued to hold at June 30, 2022, had appreciated $2.9 million, this unrealized gain was partially offset from recognizing an unrealized net loss on SPB Exchange (SPBX) shares held in our portfolio at June 30, 2022, in the amount of $14.7 million.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended June 30,
	2023	2022	Amount Change	% Change
Interest income on trading securities	$86,840	$31,515	$55,325	176%
Interest income on loans to customers	31,333	4,627	26,706	577%
Interest income on margin loans to customers	17,180	4,914	12,266	250%
Interest income on securities available-for-sale	8,345	6,678	1,667	25%
Interest income on reverse repurchase agreements and amounts due from banks	3,057	787	2,270	288%
Interest income from dividends	2,594	42	2,552	6076%
Total interest income	$149,349	$48,563	$100,786	208%

	Three months ended June 30,
	2023	2022
	(as a % of total interest income)
Interest income on trading securities	58%	65%
Interest income on loans to customers	21%	10%
Interest income on margin loans to customers	12%	10%
Interest income on securities available-for-sale	6%	14%
Interest income on reverse repurchase agreements and amounts due from banks	2%	1%
Interest income from dividends	1%	—
Total interest income	100%	100%

For the three months ended June 30, 2023, interest income was $149.3 million, representing an increase of $100.8 million, or 208%, compared to the three months ended June 30, 2022. The increase in interest income was primarily attributable to a $55.3 million, or 176% increase in interest income from trading securities, as a result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $26.7 million, or 577% due to the growth of Freedom Bank KZ's loan portfolio, compared to the quarter ending June 30, 2022. In addition, we recognized a $12.3 million, or 250%, increase in interest income on margin loans to customers, resulting from an increase in the usage of margin loans for trades by our clients between the two periods.
Net gain on foreign exchange operations
For the three months ended June 30, 2023, we realized a net gain on foreign exchange operations of $19.3 million compared to a net gain of $4.6 million for the three months ended June 30, 2022. The change was primarily due to a net gain of $11.7 million by our subsidiary Freedom Bank KZ in the three months ended June 30, 2023 from the purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 762% compared to the three months ended June 30, 2022.
Net (loss)/gain on derivatives
For the three months ended June 30, 2023, we realized net loss on derivatives of $31 million million compared to a realized net gain of $1 million million for the three months ended June 30, 2022. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which realized net loss of $27.7 million for the three months ended June 30, 2023. During the three months ended June 30, 2023, Freedom Bank KZ entered into currency swaps to diversify its funding sources.
Insurance underwriting income
For the three months ended June 30, 2023, we had insurance underwriting income of $44.9 million, an increase of $20.6 million, or 85%, as compared to the three months ended June 30, 2022. The increase was primarily attributable to a $25.3 million, or 89%, increase in insurance underwriting income from written insurance premiums for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to the expansion of our insurance operations between the two periods. This increase in income from written insurance premiums was partially offset by a $3.1 million increase in reinsurance premiums ceded for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended June 30,
	2023	2022	Amount Change	% Change
Written insurance premiums	$53,648	$28,316	25,332	89%
Reinsurance premiums ceded	(3,155)	(61)	(3,094)	5072%
Change in unearned premium reserve, net	(5,604)	(4,014)	(1,590)	40%
Insurance underwriting income	$44,889	$24,241	$20,648	85%
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended June 30, 2023		Three months ended June 30, 2022		Change

	Amount	%*	Amount		Amount	%
Fee and commission expense	$28,684	12%	$23,315	19%	$5,369	23%
Interest expense	95,046	41%	40,071	33%	54,975	137%
Insurance claims incurred, net of reinsurance	21,514	9%	16,692	14%	4,822	29%
Payroll and bonuses	31,630	14%	16,413	13%	15,217	93%
Professional services	6,625	3%	4,255	4%	2,370	56%
Stock compensation expense	1,233	1%	1,876	2%	(643)	(34)%
Advertising expense	8,100	3%	3,837	3%	4,263	111%
General and administrative expense	24,475	11%	11,618	10%	12,857	111%
Allowance for credit losses	14,326	6%	2,428	2%	11,898	490%
Loss on disposal	$—	—	—	—	—	—
Total expense	$231,633	100%	$120,505	100%	$111,128	92%
______________
*    Percentage of total expense.

For the three months ended June 30, 2023, we incurred total expense of $231.6 million, a $111.1 million, or 92%, increase as compared to the three months ended June 30, 2022. The increase was mainly attributable to an increase in interest expense, payroll and bonuses, general and administrative expenses. The increase in general and administrative expense is attributable to the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense
Fee and commission expense has increased by $5.4 million or 23% in the three months ended June 30, 2023, as compared to three months ended June 30, 2022. The change is mainly attributable to an increase of agency fees expense of $11.7 million or 177% compared to June 30, 2022. This is due to the increase of insurance products sales by Freedom Finance Life, which are outsourced to outside agents. There was also a significant decrease of brokerage services expense by $7.4 million or 65%, which is attributable to the change of the prime broke with more favorable terms and different composition of order flow transactions.
Interest expense
During the three months ended June 30, 2023, we had a $55.0 million, or 137%, increase in interest expense as compared to the three months ended June 30, 2022. The increase in interest expense was primarily attributable to a $42.3 million, or 127%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $9.5 million, or 157%, increase in interest expense on customer deposits. Compared to the three months ended June 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
Insurance claims incurred, net of reinsurance
For the three months ended June 30, 2023, we had a $4.8 million, or 29%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended June 30, 2022. The increase was primarily attributable to a $4.3 million or 142%, increase in other expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract, and a $0.9 million or 23%, increase in expenses for claims for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $0.4 million, or 4%, decrease in expenses for insurance reserve between the two periods.
Payroll and bonuses

For the three months ended June 30, 2023, we had payroll and bonuses expense of $31.6 million, representing an increase of $15.2 million or 93% compared to payroll and bonuses expense of $16.4 million for the three months ended June 30, 2022. The increase can be attributed to the expansion of our operations generally and expansion of our workforce through hiring and acquisitions.

Professional services

For the three months ended June 30, 2023, our professional services expense was $6.6 million, representing an increase by $2.4 million or 56% compared to $4.3 million for the three months ended June 30, 2022. The increase was attributable to an increased need of consulting and legal services in connection with the acquisition of new companies, the general expansion of our business and operations and regulatory matters.

Stock compensation expense

In the three months ended June 30, 2023, our stock compensation expense was $1.2 million, representing a decrease of $0.64 million or 34% compared to stock compensation expense of $1.9 million for the three months ended June 30, 2022. The decrease is attributable to the fact that we sold our Russian subsidiaries in February 2023, decreasing the number of upper management employees who are awarded stock based compensation.

Advertising expense

Advertising expense for the three months ended June 30, 2023, was $8.1 million, representing an increase of $4.3 million or 111% compared to $3.8 million for the three months ended June 30, 2022. The increase is primarily attributable to new marketing expense related to promoting the cycling team "Astana Qazaqstan Team S.A.", which cost $1.1 million. Additionally, a significant impact was attributed to changes in expenditures for brand promotion on social networks, totaling $2.1 million for the three months ended June 30, 2023, representing an increase of $0.8 million compared to $1.3 million for the three months ended June 30, 2022. Moreover, there was an increase in marketing expenses related to loan products, such as Digital Car Loan and Loan for Small and Middle-sized Business which amounted to $2.0 million for the three months ended June 30, 2023, representing an increase of $1.0 million compared to $1.0 million for the three months ended June 30, 2022.

General and administrative expense

General and administrative expense for the three months ended June 30, 2023, was $24.5 million, representing an increase of $12.9 million or 111% compared to general and administrative expense of $11.6 million for the three months ended June 30, 2022. In the three months ended June 30, 2023, the Company's charity and sponsorship expense increased by $2.2 million. The Company made several charitable contributions to several organizations through its subsidiaries during this quarter. The most significant contributions were made to the Kazakhstan Chess Federation, International Chess Federation and to Ukraine for humanitarian aid. The increase of $1.7 million in depreciation and amortization expense was mainly due to the general growth of the Freedom group, including the addition of new companies. The increase of $1.7 million in other operating expenses is mainly attributable to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. There was also an increase of $1.4 million in communication services expense to $1.7 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022 which was mainly attributable to Freedom Bank KZ having employed telecommunication contractors to provide SMS-informing services on banking products during the three months ended June 30, 2023.
Allowance for credit losses
We recognized allowance for credit losses in the amount of $14.3 million for the three months ended June 30, 2023, as compared to allowance for credit losses of $2.4 million for the three months ended June 30, 2022. The increase was primarily attributable to adoption of ASC 326 starting from April 1, 2023, which requires us to measure expected credit losses. As of June 30, 2023, the allowance for credit losses, including ASC 326 adjustments, was $42 million, compared to $3 million as of March 31, 2023. The increase was also due to growth of the loan portfolio of Freedom Bank KZ by approximately $873 million as of June 30, 2023 in comparison to June 30, 2022, as the majority of allowance for credit losses is accrued on loan products.
Income tax expense
We had income before income tax of $84.6 million and $52,005 during the three months ended June 30, 2023, and June 30, 2022, respectively. Income tax expense for the three months ended June 30, 2023, and June 30, 2022 was $16.7 million and $8.9 million, respectively. Our effective tax rate during the three months ended June 30, 2023, increased to 19.7%, from 17.1% during the three months ended June 30, 2022, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended June 30, 2023, we had net income of $67.9 million compared to $59.1 million for the three months ended June 30, 2022, an increase of 15%.

Non-controlling interest
For the three months ended June 30, 2023, the Company recognized the remaining portion of ownership in Arbuz as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of 30 June 2023 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.2 million and $2.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Foreign currency translation adjustments, net of tax
Due to a 0.2% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended June 30, 2023, we realized a foreign currency translation loss of $1.8 million for the three months ended June 30, 2023, as compared to a foreign currency translation gain of $22.0 million for the three months ended June 30, 2022, which was mainly attributable to an approximately 39% appreciation of the Russian ruble against the U.S. dollar during the three months ended June 30, 2022.
Segment Results of Operations

We organize our operations geographically into four regional segments: Central Asia and Eastern Europe; Europe excluding Eastern Europe; the United States; and Middle East/Caucasus. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$282,783	$99,372	$183,411	185%
Europe Excluding Eastern Europe	25,364	69,474	(44,110)	(63)%
The United States.	7,842	3,617	4,225	117%
Middle East/Caucasus	221	47	174	370%
Total revenue, net	$316,210	$172,510	$143,700	83%
During the three months ended June 30, 2023, total revenue, net increased across each of our regional operating segments, except Europe excluding Eastern Europe and the United States. The changes in total net revenue, net for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by 185% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in revenue was mainly attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. Moreover, commission fees from brokerage and banking services increased due to growth in brokerage activity and banking services in the Central Asia and Eastern Europe segment. The rise in revenue was also driven by an increase in net gain on foreign exchange operations due to the purchase and sale of foreign currency; increase in income from insurance activities, caused by expansion of our insurance business and an increase in net gain on trading securities, related to growth of our trading portfolio. The increase in total revenue was partially offset by a net loss on derivative.

•Total revenue, net in our Europe Excluding Eastern Europe segment decreased by 63% for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022. This decrease was mainly due to a decrease in fee and commission income in this segment by 76.1% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in fee and commission income was largely due to a decrease in fee and commission income from brokerage services, due to a decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.

•Total revenue, net in our the United States segment increased by 117% during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was driven mainly by an increase in fee and commission income, as a result of an increase of underwriting and market-making services income.

•We had total revenue, net in the Middle East/Caucus segment of $0.2 million for the three months ended June 30, 2023. This revenue was attributable to net gain/(loss) on derivative, net loss on foreign exchange operations and interest income.

The following table sets out total expense, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended June 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$191,064	$82,572	$108,492	131%
Europe excluding Eastern Europe	27,574	26,688	886	3%
The United States	11,932	10,824	1,108	10%
Middle East/Caucasus	1,063	421	642	152%
Total expense, net	$231,633	$120,505	$111,128	92%

For the three months ended June 30, 2023, total expense increased across each of our regional operating segments, except Europe excluding Eastern Europe, compared to the three months ended June 30, 2022. The changes in total expense, net, for the three months ended June 30, 2023, were driven by the following:

•Total expense, net, in our Central Asia and Eastern Europe segment increased by 131% for the three months ended June 30, 2023. This increase was primarily driven by rise in interest expense on securities repurchase agreements obligations and customer deposits due to growth of securities and customer liabilities portfolios. In addition, there was an increase of fee and commission expense by 122% during three months ended June 30, 2023, in comparison with the three months ended June 30, 2022, which was mainly attributable to an increase of execution of client trading orders. This segment also experienced an increase in payroll and bonuses, resulting from expansion of our workforce through hiring and acquisitions. Moreover, general and administrative expense rose due to expansion of our operations. An increase in allowance for credit losses was primarily attributable to adoption of ASC 326 since 1 April 2023, which requires to measure expected credit losses, and due to the growth of the loan portfolio of Freedom Bank KZ, as the majority of allowance for credit losses is accrued on loan products.

•Total expense in our Europe excluding Eastern Europe segment increased by 3% for the quarter ended June 30, 2023. This increase was mainly due to an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits and an increase in operating expenses, mainly due to payroll and bonuses, professional services and advertising expenses.

•Total expense in our United States segment increased by 10% during the three months ended June 30, 2023. This increase was driven mainly by a loss on disposal expense.

•Total expense, net in our Middle East/Caucasus segment increased by $0.6 million, or 152%, to $1.1 million for the three months ended June 30, 2023, as compared to $0.4 million for the three months ended June 30, 2022. The increase was attributable to an increase in fee and commission expenses, payroll and bonuses, general and administrative expenses and advertising expenses. For the three months ended June 30, 2023 and 2022, total expense, net in our Middle East/Caucasus segment were insignificant and mainly were represented by payroll and bonuses.

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

	June 30, 2023	March 31, 2023

Cash and cash equivalents(1)	$597,364	$581,417
Trading securities	$3,369,066	$2,412,556
Total assets	$6,539,765	$5,084,558
Net liquid assets(2)	$1,915,038	$1,852,886

(1)Of the $597,364 in cash and cash equivalents we held at June 30, 2023, $97.4 million, or approximately 16%, was subject to reverse repurchase agreements. By comparison, at March 31, 2023, we had cash and cash equivalents of $581.4 million, of which $29.8 million, or approximately 5%, was subject to reverse repurchase agreements.
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
As of June 30, 2023, and March 31, 2023, we had total liabilities of $5,714.0 million and $4,313.8 million, respectively, including customer liabilities of $2,122.0 million and $1,925.2 million, respectively.
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

Net cash flows used in operating activities	$(914,134)	$(265,422)
Net cash flows used in investing activities	(269,518)	(184,259)
Net cash flows from financing activities	1,258,533	338,190
Effect of changes in foreign exchange rates on cash and cash equivalents	(2,575)	255,143

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$72,306	$143,652
Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the three months ended June 30, 2023, was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
			(Restated)
Increases in trading securities	$(933,290)	(1)	$(121,642)
Increases/(decreases) in brokerage customer liabilities	$29,037	(2)	$(116,702)
Increases in margin lending, brokerage and other receivables	$(147,366)	(3)	$(85,163)
Increases in margin lending and trade payables	$55,045	(4)	$19,157
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
The net cash flow used in operating activities in the three months ended June 30, 2023, was primarily attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which was offset in part by an increase in customer liabilities over that period, which resulted from the increase of customer accounts in our Freedom Global subsidiary.

Net Cash Flows Used In Investing Activities
During the three months ended June 30, 2023, net cash used in investing activities was $269.5 million compared to net cash used in investing activities of $184.3 million during the three months ended June 30, 2022. During the three months ended June 30, 2023, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $263.4 million, the purchase of fixed assets in the amount of $10.7 million, and consideration paid for the acquisitions of Aviata, Arbuz, Ticketon and Internet Tourism in the aggregate amount of $17.0 million. Cash used in investing activities was partially offset by the proceeds received from the sale of available for sale securities, net of purchase, in the amount of $21.7 million, and cash and cash equivalents received as part of the acquisitions of Aviata, Internet Tourism, and Arbuz in the amount of $1.8 million.
Net Cash Flows From Financing Activities
Net cash from financing activities for the three months ended June 30, 2023, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $1,059.9 million, bank customer deposits received in the amount of $181.2 million due to the growth of banking activity in the Central Asia and Eastern Europe segment, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $15.8 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of $4.1 million and proceeds from loans received of $0.8 million. These cash inflows were offset in part by a cash outflow for the purchase of a non-controlling interest in Arbuz in the amount of $3.2 million,
CAPITAL EXPENDITURES
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
DIVIDENDS
We have not declared or paid a cash dividend on our common stock during the three months ended June 30, 2023. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.

INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into on the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of June 30, 2023, $2,571,982.0 thousand, or 76%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1,517.4 million, or 63%, as of March 31, 2023. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q .
Long-term
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced an offering of up to $66 million aggregate principal amount of its 5.5% U.S. dollar denominated bonds due October 21, 2026 (the "Freedom SPC Bonds"), which are listed on the AIX. As of June 30, 2023, there were $64.4 million in principal amount of the Freedom SPC Bonds outstanding. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds are transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.5% per annum.
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
At June 30, 2023, these minimum net capital and capital adequacy requirements ranged from approximately $52 thousand to $22 million and fluctuate depending on various factors. At June 30, 2023, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $63 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at June 30, 2023.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results
Allowance for credit losses
The Company has recently adopted a new accounting standard, ASC 326 - Current Expected Credit Losses (CECL), effective April 1, 2023. This standard has introduced significant changes to how we estimate and recognize credit losses for our financial assets. Management estimates and recognizes the CECL as an allowance for lifetime expected credit losses for loans and available-for-sale securities. This is a departure from the previous practice of recognizing allowances based on probable incurred losses.
Under CECL, the allowance for credit losses (ACL) primarily consists of two components:
Collective CECL Component: This component is used for estimating expected credit losses for pools of loans that share common risk characteristics.
Individual CECL Component: This component is applied to loans that do not share risk characteristics and require individual assessment.
The ACL is a valuation account that is subtracted from the amortized cost of total loans and available-for-sale securities to reflect the net amount expected to be collected. Our methodology for establishing the allowance for loan losses is based on a comprehensive assessment that considers relevant and available information from internal and external sources. This assessment takes into account past events, including historical trends in loan delinquencies and charge-offs, current economic conditions, and reasonable and supportable forecasts. Our processes and accounting policies for the CECL methodology are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of June 30, 2023, the Company had goodwill of $51.0 million.
Income taxes
We are subject to income taxes in both the United States and numerous foreign jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, actual future tax consequences relating to uncertain tax positions may be materially different than our determinations or estimates.
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
The following information, together with information included in "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I Item 2, describes our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in Kazakhstan interest rates. Changes in Kazakhstan interest rates may have significant effect on the fair value of our securities.
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2023, and March 31, 2023 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $123,440 and $80,910 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $132,484 and $86,986 incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Cyprus, Uzbekistan, Germany, Kyrgyzstan, the United States, Azerbaijan, Armenia, United Arab Emirates and the United Kingdom. The activities and accumulated earnings in our non-United States subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
An analysis of our June 30, 2023, and March 31, 2023 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $46,772, and in the decrease in the amount of $88,650, respectively.
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

As of June 30, 2023, and March 31, 2023, our exposure to equity investments at fair value was $87,821 and $65,741, respectively. Based on an analysis of the June 30, 2023, and March 31, 2023 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $8,782 and $6,574, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2023, we had $ million in margin lending receivables from our customers, a significant portion of which was due from FST Belize. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
For a description of related risks, see the information under the heading "Risks Related to Information Technology and Cyber Security" in "Risk Factors" in Part I Item 1A of our annual on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on August 4, 2023.
To mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits

Legal and Compliance Risk
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with the United States generally accepted principles. Accordingly, management concluded that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Remediation Plan for the Material Weaknesses

Management’s remediation plan to address the material weaknesses existing as of June 30, 2023, includes the following:

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

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Estate of Toleush Tolmakov Litigation
The Estate of Toleush Tolmakov (the “Estate”) commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah in December 2021. This proceeding relates to cash distributions arising from the 2011 sale of a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.) and shares of common stock of the Company belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and a now defunct British Virgin Islands corporation, in which Mr. Tolmakov claimed to have an interest. The Company has held these assets since Mr. Tolmakov's death because of unresolved uncertainties about who these assets should be distributed to, and because to date no court has adjudicated legal right of ownership of the assets. On October 21, 2022, in accordance with an order entered into by the Third Judicial District Court of Salt Lake County, we deposited an amount of $8.4 million into the registry of the court, representing the amount of cash distributions claimed by the Estate. We also deposited with the court all of the subject shares that we previously held. The Company continues to deny any and all liability in this matter. The Company does not believe that the outcome of this litigation could be material to our financial condition.
Item 1A. Risk Factors

We believe there have been no material changes from the risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on August 4, 2023.

Item 5. Other Information

During the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).

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
101
The following Freedom Holding Corp. financial information for the periods ended June 30, 2023, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: October 10, 2023	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: October 10, 2023	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer