Form 10-Q
period 2023-09-30
Freedom Holding Corp.
filed 2023-11-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐  No ☒
As of November 6, 2023, the registrant had 59,659,191 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2023	March 31, 2023

ASSETS
Cash and cash equivalents (including $0 and $35,549 from related parties)	$463,875	$581,417
Restricted cash (including $62,965 and $114,885 from related parties)	386,874	445,528
Trading securities	3,603,884	2,412,556
Available-for-sale securities, at fair value	192,546	239,053
Margin lending, brokerage and other receivables, net (including $413,560 and $294,985 from related parties)	1,024,805	376,329
Loans issued (including $135,132 and $121,177 from related parties)	1,176,732	826,258
Fixed assets, net	66,448	54,017
Intangible assets, net	44,164	17,615
Goodwill	51,555	14,192
Right-of-use asset	34,212	30,345
Insurance contract assets	9,361	13,785
Other assets, net (including $— and $16,089 from related parties)	83,849	73,463
TOTAL ASSETS	$7,138,305	$5,084,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,753,873	$1,517,416
Customer liabilities (including $121,974 and $130,210 from related parties)	2,439,187	1,925,247
Margin lending and trade payables (including $0 and $3,239 from related parties)	166,501	122,900
Liabilities from insurance activity	209,222	182,502
Current income tax liability	22,512	4,547
Debt securities issued	66,003	60,025
Lease liability	34,186	30,320
Payable for acquisition (including $15,769 and $0 to related parties)	15,769	7,188
Liability arising from continuing involvement	458,608	440,805
Other liabilities (including $11,729 and $46 to related parties)	58,013	22,872
TOTAL LIABILITIES	$6,223,874	$4,313,822
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,659,191 and 59,659,191 shares issued and outstanding as of September 30, 2023, and March 31, 2023, respectively	59	59
Additional paid in capital	166,426	164,162
Retained earnings	807,149	647,064
Accumulated other comprehensive loss	(62,550)	(34,000)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$911,084	$777,285

Non-controlling interest	3,347	(6,549)
TOTAL SHAREHOLDERS’ EQUITY	$914,431	$770,736

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,138,305	$5,084,558
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Fee and commission income (including $20,022 and $61,149 from related parties)	$111,703	$83,157	$210,406	$172,603
Net gain on trading securities	50,771	9,005	82,587	13,439
Interest income (including $9,731 and $7,392 from related parties)	213,063	58,999	362,412	107,562
Insurance underwriting income	57,976	26,200	102,865	50,440
Net (loss)/gain on foreign exchange operations	(3,696)	4,555	15,605	9,148
Net gain/(loss) on derivative	1,378	(2,320)	(29,227)	(1,054)
Other income	4,386	524	7,143	491
TOTAL REVENUE, NET	435,581	180,120	751,791	352,629

Expense:
Fee and commission expense (including $81 and $196 from related parties)	31,614	18,439	60,298	41,754
Interest expense	139,381	40,863	234,427	80,934
Insurance claims incurred, net of reinsurance	33,988	17,475	55,502	34,167
Payroll and bonuses	39,998	17,229	71,628	33,642
Professional services	11,951	4,018	18,576	8,273
Stock compensation expense	1,031	1,703	2,264	3,579
Advertising expense	8,639	1,912	16,739	5,749
General and administrative expense (including $5,229 and $0 from related parties)	29,630	12,898	54,105	24,516
Allowance for expected credit losses	4,662	3,726	18,988	6,154
TOTAL EXPENSE	300,894	118,263	532,527	238,768

INCOME BEFORE INCOME TAX	134,687	61,857	219,264	113,861

Income tax expense	(19,208)	(12,619)	(35,864)	(21,498)

INCOME FROM CONTINUING OPERATIONS	115,479	49,238	183,400	92,363

(Loss)/Income before income tax expense of discontinued operations	—	(18,302)	—	800

Income tax expense of discontinued operations	—	(3,724)	—	(6,880)

Income from discontinued operations	—	(22,026)	—	(6,080)

NET INCOME	115,479	27,212	183,400	86,283

Less: Net (loss)/gain attributable to non-controlling interest in subsidiary	(368)	950	(549)	(1,044)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$115,847	$26,262	$183,949	$87,327

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	2,168	1,477	4,407	2,343

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	(306)	(716)	(1,264)	(123)
Foreign currency translation adjustments	(29,933)	(16,663)	(31,693)	5,316
OTHER COMPREHENSIVE (LOSS)/ INCOME	(28,071)	(15,902)	(28,550)	7,536

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$87,408	$11,310	$154,850	$93,819

Less: Comprehensive (loss)/gain attributable to non-controlling interest in subsidiary	(368)	950	(549)	(1,043)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$87,776	$10,360	$155,399	$94,862

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	1.97	0.82	3.13	1.59
Earnings from continuing operations per common share - diluted	1.95	0.81	3.09	1.57

Loss from discontinued operations per common share - basic	—	(0.38)	—	(0.10)
Loss from discontinued operations per common share - diluted	—	(0.37)	—	(0.10)

Earnings per common share - basic	1.97	0.45	3.13	1.49
Earnings per common share - diluted	1.95	0.44	3.09	1.46

Weighted average number of shares (basic)	58,581,332	58,665,415	58,546,963	58,624,513
Weighted average number of shares (diluted)	59,291,832	59,518,473	59,292,757	59,678,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Six Months Ended September 30,
	2023	2022

Cash Flows From Operating Activities
Net income	$183,400	$86,283
Net income/(loss) from discontinued operations	$—	$(6,080)
Net income from continued operations	$183,400	$92,363
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	6,611	1,817
Amortization of deferred acquisition costs	12,161	—
Noncash lease expense	4,023	2,047
Change in deferred taxes	3,312	(1,763)
Stock compensation expense	2,264	3,581
Unrealized (gain)/loss on trading securities	(30,664)	8,232
Unrealized loss on derivatives	(434)	—
Net realized gain on available-for-sale securities	(1,264)	—
Net change in accrued interest	(68,173)	(20,855)
Revaluation of purchase price previously held interest in Arbuz	(1,040)	—
Change in insurance reserves	38,032	30,627
Change in unused vacation reserves	1,800	—
Allowance for expected credit losses	18,988	6,154
Changes in operating assets and liabilities:
Trading securities	(1,264,940)	(223,540)
Margin lending, brokerage and other receivables (including $(118,575) and $(228,343) changes from related parties)	(656,755)	(263,107)
Insurance contract assets	3,412	706
Other assets	(30,959)	(33,322)
Securities sold, not yet purchased – at fair value	—	(6,489)
Brokerage customer liabilities (including $(8,236) and $(197,204) changes from related parties)	354,720	329,496
Current income tax liability	17,947	4,537
Margin lending and trade payables (including $(3,239) and $(33,239) changes from related parties)	39,701	20,490
Lease liabilities	(4,728)	(2,453)
Liabilities from insurance activity	(262)	(8,032)
Other liabilities	21,159	4,521
Net cash flows used in operating activities from continuing operations	(1,351,689)	(54,990)
Net cash flows from/(used in) operating activities from discontinued operations	—	29,583
Net cash flows used in operating activities	(1,351,689)	(25,407)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(19,446)	(17,295)
Proceeds from sale of fixed assets	—	36
Net change in loans issued to customers	(443,901)	(283,821)
Purchase of available-for-sale securities, at fair value	(134,002)	(167,450)
Proceeds from sale of available-for-sale securities, at fair value	174,277	157,420
Consideration paid for acquisition of London Almaty	—	(16,343)
Consideration paid for Internet Tourism	(31)	—
Consideration paid for Aviata	(690)	—
Consideration paid to Arbuz	(13,281)	—
Consideration paid to Ticketon	(3,003)	—
Prepayment on acquisition	(10,550)	4,954

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	(1,987)	—
Cash, cash equivalents and restricted cash received from acquisitions	2,461	11,385
Net cash flows used in investing activities from continuing operations	(450,153)	(311,114)

Net cash flows used in investing activities from discontinued operations		(12,073)
Net cash flows used in investing activities	(450,153)	(323,187)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	1,367,948	168,565
Proceeds from issuance of debt securities	5,801	17,240
Repurchase of mortgage loans under the State Program	(19,526)	(2,594)
Funds received under state program for financing of mortgage loans	53,400	152,184
Net change in bank customer deposits	279,939	513,546
Purchase of non-controlling interest in Arbuz	(3,228)	—
Capital contributions	—	677
Proceeds from loans received	410	1,863

Net cash flows from financing activities from continuing operations	1,684,744	851,481
Net cash flows from financing activities from discontinued operations		44,203
Net cash flows from financing activities	1,684,744	895,684
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	(59,098)	(28,371)
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations		212,557

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(176,196)	731,276

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	1,026,945	773,414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS		456,886
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,026,945	1,230,300

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$850,749	$1,230,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS		$731,156
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$850,749	$1,961,576

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Six Months Ended September 30,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest	$220,299	$39,032
Income tax paid	$13,484	$18,803

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$3,771	$5,706
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2023	September 30, 2022

Cash and cash equivalents	$463,875	$790,390
Restricted cash	386,874	440,030
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$850,749	$1,230,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At June 30, 2023	59,659,191	$59	$165,395	$691,302	$(34,479)	$822,277	$3,459	$825,736

Stock based compensation	—	—	1,031	—	—	1,031	—	1,031
Acquisition of insurance companies	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—
Purchase of ReKassa shares	—	—	—	—	—	—	256	256
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(29,933)	(29,933)	—	(29,933)
Other comprehensive reserve	—	—	—	—	1,862	1,862	—	1,862
Net income/(loss)	—	—	—	115,847	—	115,847	(368)	115,479

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)	$911,084	$3,347	$914,431

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	—	—	2,264	—	—	2,264	—	2,264
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Purchase of ReKassa shares	—	—	—	—	—	—	256	256
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(31,693)	(31,693)	—	(31,693)
Other comprehensive reserve	—	—	—	—	3,143	3,143	—	3,143
Net income/(loss)	—	—	—	183,949	—	183,949	(549)	183,400

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)	$911,084	$3,347	$914,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

Balance As At June 30, 2022	59,542,212	$59	$152,532	$502,989	$(39,673)	$615,907	$(8,989)	$606,918

Stock based compensation	—	—	$3,103	—	—	3,103	—	3,103
Sale of Freedom UA shares	—	—	—	—	—	—	—	—
Contribution of shareholder	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	761	761	—	761
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(16,663)	(16,663)	—	(16,663)
Net income	—	—	—	26,262	—	26,262	950	27,212

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$629,370	$(8,039)	$621,331

Balance As At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)	$546,608

Stock based compensation	—	—	$6,801	—	—	6,801	—	6,801
Sale of Freedom UA shares	—	—	—	—	—	—	—	—
Contribution of shareholder	—	—	677	—	—	677	—	677
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Other comprehensive income	—	—	—	—	2,234	2,234	—	2,234
Foreign currency translation adjustments, net of tax effect	—	—	—	—	5,316	5,316	—	5,316
Net income/(loss)	—	—	—	87,327	—	87,327	(1,044)	86,283

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$629,370	$(8,039)	$621,331

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking, underwriting services, commercial banking, insurance products, a payment platform, a conference platform and an online ticket sale platform. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus and the United States. The Group has a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, United States, Greece, Spain, France, Poland, Armenia, Azerbaijan, Turkey and United Arab Emirates. The Company also has subsidiaries in the United States which include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, the Kazakhstan Stock Exchange (KASE) and the Astana International Exchange (AIX).
As of September 30, 2023, the Company owned directly, or through subsidiaries, the following companies:

•Freedom Finance JSC, an Almaty, Kazakhstan-based securities broker-dealer ("Freedom KZ");
•Freedom Finance Global PLC, an Astana International Financial Centre-based securities broker-dealer ("Freedom Global");
•Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank ("Freedom Bank KZ")(1);
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
•Freedom Property Ltd, a Limassol, Cyprus-based asset management company ("Property");
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
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance FZE., a Dubai, United Arab Emirates-based office of international organization ("Freedom UAE");
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech");
•Freedom Kazakhstan PC Ltd, an Almaty, Kazakhstan-based non-financial company ("Freedom Kazakhstan PC Ltd.");
•Ticketon Events LLP, an Almaty, Kazakhstan-based online ticket sales company ("Ticketon")(2);
•Freedom Finance Turkey LLC, an Istanbul, Turkey-based financial consulting company ("Freedom TR");
•Freedom Technologies LLP, an Almaty, Kazakhstan-based payment company ("Paybox")(3);
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
•Arbuz Group LLP an Almaty, Kazakhstan-based online retail trade and e-commerce ("Arbuz") (4);
•Freedom Horizons LLP, an Almaty, Kazakhstan-based business consulting and services company;
•Freedom Telecom Holding Limited, an Almaty, Kazakhstan-based telecommunications company ("Telecom");
•Comrun LLP, an Almaty, Kazakhstan-based mobile and web application company ("ReKassa");
•Freedom Advertising Ltd, an Almaty, Kazakhstan-based advertising company ("Advertising");
•Freedom Shapagat Corporate Fund, an Almaty, Kazakhstan-based non-profit organization ("Shapagat");
•Freedom Structured Product PLC, a Limassol, Cyprus-based financial services company ("FSP").
•Freedom Management Ltd., an Abu-Dhabi, United Arab Emirates-based consulting company ("Freedom Management");
(1) Bank KZ has one wholly-owned subsidiary incorporated in Kazakhstan.
(2) Ticketon has two wholly-owned subsidiaries each incorporated in Uzbekistan, and Kyrgyzstan.
(3) Paybox has five wholly-owned subsidiaries each incorporated in Kazakhstan, Uzbekistan, and Kyrgyzstan.
(4) Arbuz has two wholly-owned subsidiaries each incorporated in Kazakhstan.

As at September 30, 2023 the Company owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. Given the ongoing uncertainty surrounding the situation in Ukraine, the management of the Company believes that as of September 30, 2023 the Company does not maintain effective control over Freedom UA.
Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Stock Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). The Company also owns a 24.3% interest in the Ukrainian Exchange (UX). Freedom EU provides the Company's clients with operational support and access to investment opportunities in the United States and European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of September 30, 2023 there are no VIEs in respect of the Company. As at March 31, 2023 and for the years ended March 31, 2023, 2022 and 2021, the only VIE in respect of the Company was Freedom UA.
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
Loss of control of Freedom UA
Amidst the Russia-Ukraine conflict and subsequent economic sanctions, Freedom UA was added to the Ukrainian government's sanctioned entities and individuals list, resulting in restrictive measures being imposed on it by the Ukrainian authorities, including suspension of its brokerage license. Effective April 1, 2023, the Company removed its equity interest in Freedom UA from its consolidated financial statements and recognized a loss of control of such company. The Company accounted for the deconsolidation of Freedom UA by recognizing loss in net income attributable to the Company as the difference between net liabilities of Freedom UA as of April 1, 2023 (date of loss of control) and net liabilities as of September 30, 2023.
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

Loans

The Group's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, loans issued to policyholders, convertible loans, right of claim for purchased retail loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential homes, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Loans to policyholders are represented by loans issued by insurer to its policyholders under an accumulative insurance contract. Policy loans are provided within the redemption amount, which is a security for the return of the received loan and covers the loans amount and interest. Car loans consists of loans provided to individuals to purchase new or used car. Right of claim for purchased retail loans represented by microfinance organization Freedom Finance Credit (“FFIN Credit") loans.

A loan becomes delinquent when the borrower doesn't fulfill its obligations to the Group to repay the loan on time according to the agreement.
Write-off

Loans are written off either partially or in their entirety only when the Group has stopped pursuing the recovery. If the amount to be written off is greater than the accumulated loss allowance, the difference is first treated as an addition to the allowance that is then applied against the gross carrying amount. Any subsequent recoveries are credited to expected credit loss expense.
The loan or part of the loan can be fully or partially written off in the following cases:
•death of the borrower;
•bankruptcy of the borrower;
•entry into force of a court decision on refusal or partial satisfaction of the Group's claims for debt collection;
•conversion of the pledged property into the ownership of the Group;
•assignment by the Group of its rights of claim to third parties.

Modifications

Where possible, the Group seeks to restructure loans rather than to take possession of collateral. This may involve extending the payment arrangements and the agreement of new loan conditions.

The Group derecognizes loan when the terms and conditions have been renegotiated to the extent that, substantially, it becomes a new loan, with the difference recognized as a derecognition gain or loss, to the extent that an impairment loss has not already been recorded. When assessing whether or not to derecognize a loan to a customer, amongst others, the Group considers the following factors: change in currency of the loan, change in counterparty and modifications.

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

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days for individuals and over 60 days for legal entities is determined, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolio include the following: GDP, the retail trade index, the unemployment rate, the real wage rate, the dollar exchange rate against the tenge, and the consumer price index. These macroeconomic indicators are recalculated once per year and used throughout the year. Also, they are used for all loan types. For defaulted loans, PD 100% is applied, for non-impaired loans PD for the average life of the pool is recognized at inception.

When estimating the Loss on Default (LGD) for loans with common risk characteristics, the Group uses the latest market value of the collateral as of the calculation date. First, depending on the type of collateral, liquidity ratios are applied to the market value, after which the value of the collateral is discounted at the initial effective interest rate of the loan agreement for the exposure periods corresponding to the types of collateral. When calculating LGD, the methodology is the same for both non-impaired and defaulted loans.

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
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistani som, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Group uses exchange rates from the National Bank of the Republic of Kazakhstan for foreign currency translation purposes.
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
As of September 30, 2023, the margin lending receivables balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including $340.7 million of margin lending receivables collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Group’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the three months ended September 30, 2023 the Group did not record any charges for impairment of long-lived assets.
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

As of September 30, 2023 and March 31, 2023, goodwill recorded in the Company's Consolidated Balance Sheets totaled $51,555 and $14,192 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

During the three months ended September 30, 2023, the Group did not recognize an impairment loss related to goodwill.

The goodwill value at September 30, 2023 increased compared to March 31, 2023, due to the acquisitions of Arbuz, Aviata, Internet-Tourism and ReKassa and as a result of foreign exchange currency translation.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The changes in the carrying amount of goodwill for the three months ended September 30, 2023 and the year ended March 31, 2023, were as follows:

	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/ Caucasus	Total
Goodwill, gross
Balance as of March 31, 2022	$5,104	$—	$1,626	$—	$6,730
Forex	438	—	—	—	438
Acquired	3,176	—	—	—	3,176
Balance as of September 30, 2022	8,718	—	1,626	—	10,344

Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$14,192
Forex	43	—	—	—	43
Acquired	37,320	—	—	—	37,320
Balance as of September 30, 2023	44,155	—	7,400	—	51,555

Accumulated impairment
Balance as of March 31, 2022	$832	$—	$—	$—	$832
Impairment expense	—	—	—	—	—
Balance as of September 30, 2022	832	—	—	—	832

Balance as of March 31, 2023	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of September 30, 2023	—	—	—	—	—

Goodwill, net of impairment
Balance as of September 30, 2022	$7,886	$—	$1,626	$—	$9,512
Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$14,192
Balance as of September 30, 2023	$44,155	$—	$7,400	$—	$51,555
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
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of September 30, 2023 and March 31, 2023, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of September 30, 2023 and March 31, 2023.
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

	March 31, 2023	ASC 326 Adoption Impact	April 1, 2023

Allowance for credit losses for loans
Mortgage loans	$554	$2,216	$2,770
Car loans	$759	$6,462	$7,221
Collateralized bank customer loans	$—	$35	$35
Uncollateralized banks customer loans	$233	$7,436	$7,669
Right of claim for purchased retail loans	1,246	9,046	10,292

Allowance for credit losses for other financial assets	—	249	249

Total allowance for credit losses	$2,792	$25,444	$28,236

Retained earnings

Total allowance increase		$25,444
Decrease to retained earnings, pre-tax		$25,444
Tax effect		$(2,671)
Forex effect		$(1)
Decrease to retained earnings, net of tax effect		$22,772

In November 2019, the FASB issued ASU 2019-10 "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)".
In August 2021 the FASB issued Accounting Standard Update No 2021-06 "Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)" which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant's fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company does not expect that ASU 2021-06 will have an impact on the Company's consolidated financial statements and related disclosures.
In October 2021, The SEC issued the amendment of Business Combinations (Topic 805), No. 2021-08, which related to Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The main amendments were concentrated in paragraphs 805-20-25-16 through 25-17 and add paragraph 805-20-25-28C and its related heading, with a link to transition paragraph 805-20-65-3, where the topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. Moreover, the topic amends paragraphs 805-20-30-10 through 30-12 and add paragraphs 805-20-30-27 through 30-30 and their related heading, with a link to transition paragraph 805-20-65-3. Paragraph 805-20-25-16 notes that the Business Combinations Topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. In the topic has been added paragraph 805-20-65-3, in which the following represents the transition and effective date information related to Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect that ASU 2021-08 will have a material impact on the Company's consolidated financial statements and related disclosures.

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

In December 2022, FASB Issued Accounting Standard Updated No. 2022-05 “Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI)”. The amendments in Update 2018-12

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
require that an insurance entity apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application is elected. It amends in this Update the LDTI transition guidance to allow an insurance entity to make an accounting policy election on a transaction-by-transaction basis. The Board is issuing this Update to reduce implementation costs and complexity associated with the adoption of LDTI for contracts that have been derecognized in accordance with the amendments in this Update before the LDTI effective date. Without the amendments an insurance entity would be required to reclassify a portion of the previously recognized gains or losses to the LDTI transition adjustment because of the adoption of a new accounting standard. This Update affects insurance entities that have derecognized contracts before the LDTI effective date. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer and are not smaller reporting companies, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application is permitted. The Company evaluated the impact that ASU 2022-05 has on the Company's consolidated financial statements and related disclosures, as a result of the evaluation the impact of the adoption is not material.

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In August 2023, FASB issued Accounting Standards Update No. 2023-05 “Business Combinations— Joint Venture Formations (Subtopic 805-60)” that provides a new basis of accounting upon formation of a joint venture to reduce diversity in practice and provide investors with decision-useful information. The amendments in Update 2023-05 require that a joint venture, upon formation, initially measures its assets and liabilities at fair value (with exceptions to fair value measurements that are consistent with other new combinations guidance). It requires that a joint venture apply the following key adaptations from business combinations guidance upon formation: (1) a joint venture is the formation of a new entity without the accounting acquirer, (2) a joint venture measures its identifiable net assets and goodwill if any, at the formation date, (3) initial measurement of a joint venture’s total net assets is equal to the fair value of 100 percent of the joint venture’s equity, (4) a joint venture provides relevant disclosures, the requirements for joint venture disclosures upon formation are different from the requirements for business combinations. In case that the formation is incomplete by the end of the reporting period in which the formation occurs, the amendments in this Update permit a joint venture to apply measurement period guidance in Subtopic 805-10.
The amendments in this Update are effective for all joint venture formations with formation dates on or after January 1, 2025, and may be used retrospectively if sufficient information is available. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued, either prospectively or retrospectively. The Company is currently evaluating the impact that ASU No. 2023-05 will have on its consolidated financial statements and related disclosures.

NOTE 3 – CASH AND CASH EQUIVALENTS
As of September 30, 2023, and March 31, 2023, cash and cash equivalents consisted of the following:

	September 30, 2023	March 31, 2023

Short term deposits in National Bank (Kazakhstan)	$201,718	$357,454
Cash in commercial banks	94,274	83,755
Securities purchased under reverse repurchase agreements	72,112	29,812
Petty cash in bank vault and on hand	44,362	35,998
Short term deposits in stock exchanges	27,119	31,691
Short term deposits on brokerage accounts	18,999	37,417
Cash in transit	4,013	3,364
Overnight deposits	1,597	1,926

Allowance for Cash and cash equivalents	$(319)	$—

Total cash and cash equivalents	$463,875	$581,417
As of September 30, 2023, and March 31, 2023, cash and cash equivalents were not insured. As of September 30, 2023, and March 31, 2023, the cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements on the terms presented below:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.35%	$42,403	$—	$42,403
US sovereign debt	4.52%	21,963	—	21,963
Corporate debt	2.50%	7,210	—	7,210
Non-US sovereign debt	15.50%	536	—	536
Total		$72,112	$—	$72,112

	March 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	2.06%	$17,102	$—	$17,102
Corporate equity	17.17%	6,963	—	6,963
Non-US sovereign debt	6.12%	3,483	—	3,483
Corporate debt	2.52%	2,079	185	2,264
Total		$29,627	$185	$29,812
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of September 30, 2023, and March 31, 2023, was $72,160 and $31,165, respectively.
As of September 30, 2023 and March 31, 2023, securities purchased under reverse repurchase agreements included accrued interest in the amount of $38 and $11, with a weighted average maturity of 5 days and 9 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 4 – RESTRICTED CASH
Restricted cash for the periods ended September 30, 2023, and March 31, 2023, consisted of:

	September 30, 2023	March 31, 2023

Brokerage customers’ cash	$290,021	$328,435
Guaranty deposits	99,050	116,628
Restricted bank accounts	10,733	10,436
Deferred distribution payment	23	23

Allowance for restricted cash	(12,953)	(9,994)

Total restricted cash	$386,874	$445,528

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of September 30, 2023, and March 31, 2023, part of the Group’s restricted cash is segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of September 30, 2023, and March 31, 2023, trading and available-for-sale securities consisted of:

	September 30, 2023	March 31, 2023

Non-U.S. sovereign debt	$2,323,178	1,029,857
Corporate debt	1,135,870	1,269,879
Corporate equity	97,718	65,741
U.S. sovereign debt	44,778	45,022
Exchange traded notes	2,340	2,057
Total trading securities	$3,603,884	$2,412,556

	September 30, 2023	March 31, 2023

Corporate debt	$133,093	$191,082
Non-U.S. sovereign debt	47,363	40,162
U.S. sovereign debt	12,090	7,809
Total available-for-sale securities, at fair value	$192,546	$239,053

The following tables present maturity analysis for available-for-sale securities as of September 30, 2023, and March 31, 2023:

	September 30, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	8,579	72,941	51,563	10	133,093
Non-US sovereign debt	—	35,935	5,316	6,112	47,363
US sovereign debt	1,990	7,334	1,624	1,142	12,090
Total available-for-sale securities, at fair value	$10,569	$116,210	$58,503	$7,264	$192,546

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

As of September 30, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan (S&P Global: BBB- credit rating) in the amount of $2,310,780 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $612,363. As of March 31, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $1,015,161 and $834,917, respectively. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2023, and March 31, 2023:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of September 30, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	12.48%	$2,323,178	$2,287,959	$35,219	$—
Corporate debt	15.31%	1,135,870	595,392	524,268	16,210
Corporate equity	—%	97,718	75,154	2,233	20,331
U.S. sovereign debt	5.18%	44,778	44,778	—	—
Exchange traded notes	—%	2,340	907	1,433	—

Total trading securities		$3,603,884	$3,004,190	$563,153	$36,541

Corporate debt	17.68%	$133,093	$74,194	$58,899	$—
Non-US sovereign debt	13.81%	47,363	46,539	824	—
US sovereign debt	5.36%	12,090	12,090	—	—

Total available-for-sale securities, at fair value		$192,546	$132,823	$59,723	$—

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	15.62%	$1,269,879	$1,106,584	$162,895	$400
Non-U.S. sovereign debt	12.04%	1,029,857	971,762	54,319	3,776
Corporate equity	—	65,741	62,971	1,808	962
U.S. sovereign debt	4.22%	45,022	45,022	—	—
Exchange traded notes	—	2,057	447	1,610	—

Total trading securities		$2,412,556	$2,186,786	$220,632	$5,138

Corporate debt	15.78%	$191,082	$129,504	$61,578	$—
Non-U.S. sovereign debt	13.64%	40,162	39,624	538	—
U.S. sovereign debt	4.24%	7,809	7,809	—	—

Total available-for-sale securities, at fair value		$239,053	$176,937	$62,116	$—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of September 30, 2023, and March 31, 2023. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of September 30, 2023	Significant Unobservable Inputs	%

Corporate debt	DCF	$15,816	Discount rate	11.1%
			Estimated number of years	2 years
Corporate debt	DCF	394	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	19,996	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
Corporate equity	DCF	335	Discount rate	58.8%
			Estimated number of years	9 years
Total		$36,541

Type	Valuation Technique	FV as of March 31, 2023	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$3,776	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	400	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	962	Discount rate	58.8%
			Estimated number of years	9 years
Total		$5,138

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2023, and the year ended March 31, 2023:

Trading securities
Balance as of March 31, 2023	$5,138
Purchase of investments that use Level 3 inputs	35,805
Reclassification to level 2	(32)
Deconsolidation of Freedom UA securities	(3,927)
Revaluation of investments that use Level 3 inputs	113
Reclassification to investment in associate	(556)
Balance as of September 30, 2023	$36,541

Balance as of March 31, 2022	$9,142
Reclassification to level 2	(1,339)
Sale of investments that use Level 3 inputs	(5,213)
Purchase of investments that use Level 3 inputs	2,604
Revaluation of investments that use Level 3 inputs	(56)
Balance as of March 31, 2023	$5,138
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of September 30, 2023, and March 31, 2023:

	September 30, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive loss	Assets measured at fair value	Maturity Date

Corporate debt	$132,781	$(50)	$362	$133,093	2023-2035
Non-US sovereign debt	49,843	(309)	(2,171)	47,363	2024-indefinite
U.S. sovereign debt	12,969	—	(879)	12,090	2023-2044
Total available-for-sale securities, at fair value	$195,593	$(359)	(2,688)	$192,546

	March 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$192,167	$(402)	$(683)	$191,082	2023-2035
Non-U.S. sovereign debt	42,456	—	(2,294)	40,162	2024-indefinite
U.S. sovereign debt	8,391	—	(582)	7,809	2023-2044
Total available-for-sale securities, at fair value	$243,014	$(402)	$(3,559)	$239,053

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of September 30, 2023, and March 31, 2023, consisted of:

	September 30, 2023	March 31, 2023

Margin lending receivables	$1,002,549	$361,684
Bank commissions receivable	8,381	6,035
Receivables from brokerage clients	4,572	7,302
Bonds coupon receivable	2,215	—
Dividends accrued	1,232	486
Receivable from sale of securities	480	613
Receivable for underwriting and market-making services	461	2,317
Long-term installments receivables	203	895
Other receivables	16,345	9,504

Allowance for receivables	(11,633)	(12,507)

Total margin lending, brokerage and other receivables, net	$1,024,805	$376,329

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

The fair value of collateral received by the Group under margin loans as of September 30, 2023, and March 31, 2023 was $4,741,937 and $1,418,129, respectively. Collateral from single counterparty comprised $2,750,901, 44% from total collateral. Where margin lending receivables from single counterparty comprised $29,170, balance $1,002,549, not related party.
As of September 30, 2023, and March 31, 2023, amounts due from a single related party customer were $396,470 and $290,195, respectively or 39% and 78% respectively, of total margin lending, brokerage and other receivables, net. Approximately 96% and 98% of these balances were due from FST Belize, a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Group considers receivables due from related parties fully collectible.
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

As of September 30, 2023, and March 31, 2023, the margin lending receivable balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including a $340,697 and $37,101 margin lending receivable collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Company’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
As of September 30, 2023, and March 31, 2023, using historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $11,633 and $12,507, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of September 30, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	621,096	January, 2024 - September, 2048	10.00%	613,460	KZT
Car loans	245,662	October, 2023 - September, 2030	24.00%	239,170	KZT
Uncollateralized bank customer loans	191,953	October, 2023 - September 2043	26.00%	—	KZT
Right of claim for purchased retail loans	135,132	October, 2023 - September 2028	15.00%	135,132	KZT
Collateralized bank customer loans	16,474	January, 2024 - July 2043	24.00%	15,345	KZT
Subordinated loan	5,113	December, 2025	3.00%	—	USD
Loans to policyholders	1,428	November, 2023 - September, 2024	15.00%	1,494	KZT
Other	4,835	October, 2023 - March, 2048/December, 2023	2.00%/14.00%	—	EUR/KZT

Allowance for loans issued	(44,961)

Total loans issued	$1,176,732
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

Since the Group transfers the right of claim with recourse for uncollectible amounts, retains part of interest from those loans, and agrees to service those loans after the sale, the Group has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As the Group continues to recognize the loans, it also recognizes the associated liability in the amount of $458,608 as of September 30, 2023, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. As of March 31, 2023 the corresponding liability amounted to $440,805.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2023 and March 31, 2023, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $469,612 and $463,114, respectively.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the consolidated balance sheets within the loans issued. As of September 30, 2023 and March 31, 2023, right of claims for purchased retail loans in the amount of $135,132 and $121,177, respectively.

The total accrued interest for loans issued amounted $7,853 as of September 30, 2023 and $3,548 as of March 31, 2023.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Loans “not credit impaired” under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as “with significant increase in credit risk” represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the presence of overdue debt on principal and interest for a period of more than 30 days or the absolute probability of default threshold PD exceeds 20%. Agreements classified as “credit impaired” represent loans for which at the reporting date there are signs of impairment, the borrower has been in default for 90 or more days for individuals and 60 or more days for legal entities, the borrower for the last 12 months restructured the contract due to the deterioration of the financial condition, the presence of a sign of default, a sign of bankruptcy, the deterioration of the financial performance of the borrower, a significant deterioration in the quality and cost of collateral, the presence of other information indicating the presence of a high credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of September 30, 2023. Current vintage disclosure is the requirement due to first adoption of ASC 326.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Mortgage loans	131,220	448,018	41,858	—	—	—	—	621,096
that are not credit impaired	131,045	445,485	41,339	—	—	—	—	617,869
with significant increase in credit risk	175	1,999	442	—	—	—	—	2,616
that are credit impaired	—	534	77	—	—	—	—	611
Car loans	167,683	77,979	—	—	—	—	—	245,662
that are not credit impaired	166,768	70,771	—	—	—	—	—	237,539
with significant increase in credit risk	810	2,488	—	—	—	—	—	3,298
that are credit impaired	105	4,720	—	—	—	—	—	4,825
Uncollateralized bank customer loans	153,924	38,020	8	1	—	—	—	191,953
that are not credit impaired	152,747	36,425	—	1	—	—	—	189,173
with significant increase in credit risk	963	904	—	—	—	—	—	1,867
that are credit impaired	214	691	8	—	—	—	—	913
Right of claim for purchased retail loans	92,053	41,349	1,730	—	—	—	—	135,132
that are not credit impaired	92,053	41,349	1,730	—	—	—	—	135,132
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	16,066	408	—	—	—	—	—	16,474
that are not credit impaired	16,066	408	—	—	—	—	—	16,474
with significant increase in credit risk	—	—	—	—	—	—	—	—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

that are credit impaired	—	—	—	—	—	—	—	—
Subordinated loan	—	5,113	—	—	—	—	—	5,113
that are not credit impaired	—	5,113	—	—	—	—	—	5,113
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Loans issued to policyholders	1,428	—	—	—	—	—	—	1,428
that are not credit impaired	1,428	—	—	—	—	—	—	1,428
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	1,704	116	—	—	3,015	—	—	4,835
that are not credit impaired	1,704	116	—	—	—	—	—	1,820
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	3,015	—	—	3,015
Total	564,078	611,003	43,596	1	3,015	—	—	1,221,693

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2023.

	March 31, 2023
	That are not credit impaired	With significant increase in credit risk	That are credit impaired	Total
Mortgage loans	532,621	1,505	28	534,154
Collateralized bank customer loans	121,055	122	—	121,177
Right of claim for purchased retail loans	102,269	—	—	102,269
Uncollateralized bank customer loans	46,882	81	7	46,970
Car loans	17,653	—	—	17,653
Subordinated loan	5,039	—	—	5,039
Loans issued to policyholders	1,488	—	—	1,488
Other	300	—	—	300
Total loans	827,307	1,708	35	829,050

Aging analysis of past due loans as of September 30, 2023 and March 31, 2023, is as follows:

	September 30, 2023
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	1,961	656	611	617,868	621,096
Car loans	1,849	1,449	4,825	237,539	245,662
Uncollateralized bank customer loans	1,177	719	913	189,144	191,953
Right of claim for purchased retail loans	—	—	—	135,132	135,132
Collateralized bank customer loans	—	—	—	16,474	16,474
Subordinated loan	—	—	—	5,113	5,113
Loans issued to policyholders	—	—	—	1,428	1,428
Other	—	—	3,015	1,820	4,835
Total	4,987	2,824	9,364	1,204,518	1,221,693

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	1,265	240	28	532,621	534,154
Collateralized bank customer loans	123	—	—	121,054	121,177
Right of claim for purchased retail loans	—	—	—	102,269	102,269
Uncollateralized bank customer loans	73	8	7	46,882	46,970
Car loans	—	—	—	17,653	17,653
Subordinated loan	—	—	—	5,039	5,039
Loans issued to policyholders	—	—	—	1,488	1,488
Other	—	—	—	300	300
Total	1,461	248	35	827,306	829,050
The activity in the allowance for credit losses as of September 30, 2023 and September 30, 2022 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	(554)	(233)	—	(758)	(1,247)	—	(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(665)	(13,482)	(71)	(8,851)	(11,073)	(3,283)	(37,425)
Recoveries	1,599	6,384	36	2,558	7,746	—	18,323
Forex	91	739	4	637	657	—	2,128
September 30, 2023	(1,745)	(14,028)	(66)	(12,876)	(12,963)	(3,283)	(44,961)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
April 1, 2022	(305)	(16)	—	—	(1,308)	—	(1,629)
Charges	(1,186)	(16)	(9)	(288)	(4,869)	—	(6,368)
Recoveries	224	16	8	4	1,888	—	2,140
Forex	22	—	1	3	152	—	178
September 30, 2022	(1,245)	(16)	—	(281)	(4,137)	—	—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of September 30, 2023, and March 31, 2023, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the six months ended September 30, 2023, and 2022, the effective tax rate was equal to 16.4% and 18.9%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of September 30, 2023, and March 31, 2023, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	16.73%	$1,974,635	$95,806	$2,070,441
Corporate debt	16.17%	679,666	—	679,666
US sovereign debt	1.92%	3,766	—	3,766
Total securities sold under repurchase agreements		$2,658,067	$95,806	$2,753,873

	March 31, 2023
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Non-US sovereign debt	15.98%	$826,196	$55,265	$881,461
Corporate debt	16.07%	597,559	5,375	602,934
US sovereign debt	1.52%	17,637	—	17,637
Corporate equity	12.24%	15,384	—	15,384

Total securities sold under repurchase agreements		$1,456,776	$60,640	$1,517,416
The fair value of collateral pledged under repurchase agreements as of September 30, 2023, and March 31, 2023, was $2,747,111 and $1,519,926, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of September 30, 2023 and March 31, 2023, securities repurchase agreement obligations included accrued interest in the amount of $8,361 and $25,179, with a weighted average maturity of 6 days and 11 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of September 30, 2023, and March 31, 2023, customer liabilities consisted of:

	September 30, 2023		March 31, 2023

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	1,062,614	0.1% - 16.9%	832,751	0.1% - 16.9%
Total Interest bearing deposits	$1,062,614		$832,751

Non-interest-bearing deposits:
Current customer accounts	430,129		458,954
Brokerage customers	946,444		633,542
Total non-interest-bearing accounts	$1,376,573		$1,092,496

Total customer liabilities	2,439,187		1,925,247
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $42 to each customer. As at September 30, 2023, and March 31, 2023, respectively, the Group had total amounts in excess of insured bank time deposits of $608,937 and $539,411 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of September 30, 2023, and March 31, 2023, margin lending and trade payables of the Group were comprised of the following:

	September 30, 2023	March 31, 2023

Margin lending payable	$155,698	$117,144
Payables to suppliers of goods and services	5,901	2,965
Trade payable for securities purchased	464	482
Other	4,438	2,309
Total margin lending and trade payables	$166,501	$122,900
On September 30, 2023, and March 31, 2023, margin lending payable due to a single related party were $— or 0% of total margin lending payable and $3,239 or 3% of margin lending payable, respectively.
The fair value of collateral by the Group under margin loans as of September 30, 2023, and March 31, 2023 was $979,647 and $164,861, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of September 30, 2023, and March 31, 2023, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	September 30, 2023	March 31, 2023

Freedom SPC	$64,418	$58,582
Accrued interest	1,585	1,443
Total debt securities issued	$66,003	$60,025
As of September 30, 2023, and March 31, 2023, the Company’s outstanding debt securities had a fixed annual coupon rate of 5.5% and maturity date in October 2026.
The Group’s debt securities as of September 30, 2023, include $64,418 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.5% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds. The proceeds from the issuance of the Freedom SPC bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The interest rate under the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. The Group has no covenants to comply with in its debt securities.
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of September 30, 2023, and March 31, 2023, insurance and reinsurance receivables of the Group was comprised of the following:

	September 30, 2023	March 31, 2023
Assets:

Amounts due from policyholders	$6,094	$9,699
Claims receivable from reinsurance	1,193	1,087
Amounts due from reinsured	289	555
Advances received from agent	82	—
Allowance for estimated uncollectible reinsurance	(1,372)	(1,325)
Insurance and reinsurance receivables:	6,286	10,016

Unearned premium reserve, reinsurers’ share	1,418	2,379
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,657	1,390

Total	$9,361	$13,785

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2023, and March 31, 2023, insurance and reinsurance payable of the Group was comprised of the following:

	September 30, 2023	March 31, 2023
Liabilities:

Amounts payable to agents and brokers	3,251	2,466
Amounts payable to reinsurers	1,761	2,002
Amounts payable to insured	712	1,807
Insurance and reinsurance payables:	5,724	6,275

Unearned premium reserve	47,084	43,082
Reserves for claims and claims’ adjustment expenses	156,414	133,145

Total	$209,222	$182,502

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

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of September 30, 2023 and March 31, 2023, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of September 30, 2023 and March 31, 2023, contract liability balances were not material.

During the three months ended September 30, 2023, and September 30, 2022, fee and commission income was comprised of:

	Three months ended September 30, 2023
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage services	$58,603	$24,038	$959	$1,113	$84,713
Commission income from payment processing	10,299	—	—	—	10,299
Bank services	9,308	—	—	—	9,308
Underwriting and market-making services	1,771	—	1,139	—	2,910
Other fee and commission income	4,246	209	18	—	4,473
Total fee and commission income	$84,227	$24,247	$2,116	$1,113	$111,703

	Three months ended September 30, 2022
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage service	$11,512	$62,781	$1,050	$—	$75,343
Bank services	5,779	—	—	—	5,779
Underwriting and market-making services	1,587	—	—	—	1,587
Other fee and commission income	189	259	—	—	448
Total fee and commission income	$19,067	$63,040	$1,050	$—	$83,157

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2023
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage service	$93,621	$42,989	$2,072	$1,113	$139,795
Commission income from processing	28,341	—	—	—	28,341
Bank services	22,149	—	—	—	22,149
Underwriting and market-making services	6,469	—	5,272	—	11,741
Other fee and commission income	7,032	424	924	—	8,380
Total fee and commission income	$157,612	$43,413	$8,268	$1,113	$210,406

	Six months ended September 30, 2022
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The Unites States	Middle East/Caucasus	Total

Brokerage service	$15,115	$141,644	$2,184	$—	$158,943
Bank services	9,592	—	—	—	9,592
Underwriting and market-making services	3,230	—	—	—	3,230
Other fee and commission income	322	516	—	—	838
Total fee and commission income	$28,259	$142,160	$2,184	$—	$172,603

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months ended September 30, 2023, and September 30, 2022, net gain on trading securities was comprised of:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Net gain recognized during the period on trading securities sold during the period	$41,058	$3,498
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	9,713	5,507
Net gain recognized during the period on trading securities	$50,771	$9,005

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022

Net gain/(loss) recognized during the period on trading securities sold during the period	$51,923	$(8,232)
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	30,664	21,671
Net gain recognized during the period on trading securities	$82,587	$13,439

During the three months ended September 30, 2023 the Group recognized net gain on trading securities of $50,771, which included $9,713 of unrealized net gain and $41,058 of realized gain. The majority of realized gain was attributable to debt securities of Ministry of Finance of the Republic of Kazakhstan sold in three months ended September 30, 2023. During the three months ended September 30, 2022 the Group sold securities for a gain of $3,498 and recognized unrealized gain in amount of $5,507.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended September 30, 2023, and September 30, 2022 includes:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Interest income:
Interest income on trading securities	$114,039	$33,787
Interest income on loans to customers	42,868	7,203
Interest income on margin loans to customers	42,573	9,966
Interest income on securities available-for-sale	9,653	6,553
Interest income on reverse repurchase agreements and amounts due from banks	3,930	1,349
Other interest income	—	141
Total interest income	$213,063	$58,999

Interest expense:
Interest expense on securities repurchase agreement obligations	$117,009	$32,328
Interest expense on customer accounts and deposits	17,864	7,569
Interest expense on margin lending payable	3,467	—
Interest expense on debt securities issued	961	848
Interest expense on loans received	26	118
Other interest expense	54	—
Total interest expense	$139,381	$40,863

Net interest income	$73,682	$18,136

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Net interest income/expense for the six months ended September 30, 2023, and September 30, 2022 includes:

	Six months ended September 30, 2023	Six months ended September 30, 2022
Interest income:
Interest income on trading securities	$200,880	$65,302
Interest income on loans to customers	74,201	14,880
Interest income on margin loans to customers	59,753	11,830
Interest income on securities available-for-sale	17,997	13,231
Interest income on reverse repurchase agreements and amounts due from banks	6,987	2,136
Other interest income	2,594	183
Total interest income	$362,412	$107,562

Interest expense:
Interest expense on securities repurchase agreement obligations	$192,464	$65,508
Interest expense on customer accounts and deposits	33,467	13,633
Interest expense on margin lending payable	6,460	—
Interest expense on debt securities issued	1,896	1,615
Interest expense on loans received	53	178
Other interest expense	87	—
Total interest expense	$234,427	$80,934

Net interest income	$127,985	$26,628

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET GAIN/(LOSS) ON DERIVATIVES

	Three months ended September 30, 2023	Three months ended September 30, 2022

Net realized loss on derivatives	(2,168)	(2,320)
Net unrealized gain on derivatives	3,546	—
Total net gain/(loss) on derivatives	$1,378	$(2,320)

	Six months ended September 30, 2023	Six months ended September 30, 2022

Net realized loss on derivatives	(29,661)	(1,054)
Net unrealized gain on derivatives	434	—
Total net loss on derivatives	$(29,227)	$(1,054)
During the three months ended September 30, 2023, the Group recognized net gain on derivatives in amount of $1,378, which included unrealized gain on derivatives in the amount of $3,546 and realized loss on derivatives in amount of $2,168 as a result of engaging in currency swaps. During the quarter ended September 30, 2022, the Group recognized net realized loss on derivatives in amount of $2,320.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2023 and 2022, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Group through a client omnibus account at Freedom EU.
Fee and commission income earned from related parties is comprised primarily of brokerage commissions principally FST Belize. Fee and commission income earned from FST Belize principally consists of fees and commissions paid by FST Belize to Freedom EU to execute trades requested by brokerage customers of FST Belize, as well as commissions paid by FST Belize for order flow, which is net compensation received from firms to which the Company's broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. During the three months ended September 30, 2023 and 2022, the Group earned fee and commission income from related parties in the amounts of $20,022 and $61,149, respectively. Fee and commission income generated from FST Belize accounted for approximately 97% and 100% of the Company's total related party fee and commission income for the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023, 1% of fee and commission income relates to management, and 2% to companies controlled by management. During the six months ended September 30, 2023 and 2022, the Group earned fee and commission income from related parties in the amounts of $35,917 and $136,749, respectively. Fee and commission income generated from FST Belize accounted for approximately 95% and 100% of the Company's total related party fee and commission income for the six months ended September 30, 2023 and 2022. For the six months ended September 30, 2023, 1% of fee and commission income relates to management, 4% to companies controlled by management.
Interest income earned from related parties is comprised entirely of interest income from FST Belize, principally interest income from margin lending. During the three months ended September 30, 2023 and 2022, the Group earned interest income from related parties in the amounts of $9,731 and $7,392, respectively. Interest income generated from FST Belize accounted for approximately 97% and 100% of the Company's total related party interest income for the three months ended September 30, 2023 and 2022. During the six months ended September 30, 2023 and 2022, the Group earned interest income from related parties in the amounts of $15,084 and $10,920, respectively. Interest income generated from FST Belize accounted for approximately 98% and 99% of the Company's total related party interest income for the six months ended September 30, 2023 and 2022.
During the three months ended September 30, 2023 and 2022, the Group paid fee and commission expense for brokerage services to FST Belize in the amount of $81 and $196, respectively. During the six months ended September 30, 2023 and 2022, the Group paid fee and commission expense for brokerage services to FST Belize in the amount of $179 and 353, respectively.
During the three months ended September 30, 2023 and 2022, the Group had general and administrative expense in the amount of $5,229 and $0. General and administrative expense to Chess Federation of the Republic of Kazakhstan accounted approximately 92% and 0% of the Company's total related party general and administrative expense for the three months ended September 30, 2023 and 2022. During the six months ended September 30, 2023 and 2022, the Group had general and administrative expense in the amount of $7,561 and $0. General and administrative expense to Chess Federation of the Republic of Kazakhstan accounted approximately 88% and 0% of the Company's total related party general and administrative expense for the six months ended September 30, 2023 and 2022.
Margin lending, brokerage and other receivables from related parties result principally from borrowings made under margin loans by related parties, principally FST Belize. As of September 30, 2023 and March 31, 2023, the Group had margin lending receivables with related parties totaling $413,560 and $294,985, respectively. 96% and 98% of these balances were due from FST Belize. Margin lending receivables from FST Belize principally represent margin loans granted by Freedom EU to FST Belize. As of September 30, 2023, 2% of margin lending, brokerage and other receivables relates to management, and 2% to companies controlled by management. As of March 31, 2023, 1.5% of margin lending, brokerage and other receivables relates to management, and 0.5% to companies controlled by management. As of

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
September 30, 2023 and March 31, 2023, the Group had bank commission receivables and receivables from brokerage clients from related parties totaling $154 and $626, respectively.
As of September 30, 2023 and March 31, 2023, the Group had a prepayment on acquisition of Internet Tourism LLP and Aviata LLP in the amount of $0 and $16,089, respectively.
As of September 30, 2023 and March 31, 2023, the Group had a payable for acquisition of Internet Tourism LLP and Aviata LLP from Chocofamily Holding Ltd in the amount of $15,769 and $0, respectively.
As of September 30, 2023 and March 31, 2023, the Group had customer liabilities to related parties totaling $121,974 and $130,210, respectively. As of September 30, 2023 and March 31, 2023, 81% and 18%, respectively, of these balances were deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize, whereas 1% and 37%, respectively, were from Fresh Start Trading LTD, a company outside of the FRHC group which is primarily owned by Denis Matafonov, who is an executive director and board member of Freedom EU. As of September 30, 2023, 5% of customer liabilities relates to management, and 13% to companies controlled by management. As of March 31, 2023, 11% of customer liabilities relates to management, and 34% to companies controlled by management.
As of September 30, 2023 and March 31, 2023, the Group had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $62,965 and $114,885. As of September 30, 2023 and March 31, 2023, 100% and 40%, respectively, of these balances were from FST Belize.
As of September 30, 2023 and March 31, 2023, the Group had loans issued which includes uncollateralized bank customer loans purchased from a related party, FFIN Credit a company outside of the FRHC group which is controlled by Timur Turlov, in the amount of $135,132 and $121,177, respectively.
As of September 30, 2023 and March 31, 2023, the Group had loans received in the amount of $7,621 and $0, respectively. As of September 30, 2023 and March 31, 2023, 97% and 0%, respectively, of these balances were loans from Timur Turlov. The proceeds of such loans were contributed by the Group to the capital of its Arbuz subsidiary.
As of September 30, 2023 and March 31, 2023, the Group had other liabilities in the amount of $4,108 and $46, respectively. As of September 30, 2023 and March 31, 2023, 63% and 0%, respectively, of these balances were to FST Belize.
As of September 30, 2023 and March 31, 2023, the Group had trading securities in the amount of $15,816 and $556, respectively. As of September 30, 2023 and March 31, 2023, 100% and 0%, respectively, of these balances were from Chocofamily Holding Ltd.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 19 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2023, and 2022, no outstanding non-qualified stock options were exercised.
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
NOTE 20 – STOCK BASED COMPENSATION

During the six months ended September 30, 2023 no restricted shares were awarded to key employees.

The compensation expense related to restricted stock grants was $1,031 during the three months ended September 30, 2023, and $3,103 during the three months ended September 30, 2022. As of September 30, 2023 there was $5,656 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 2.60 years. There are no compensation expense related to stock grants, which vested on the date of the award during the three months ended September 30, 2023 and September 30, 2022.
The Company has determined the fair value of restricted shares awarded as of grant date, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	3.62
Volatility	47.9%
Risk-free rate	3.24%
The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended September 30, 2023:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2023	467,058	18,035
Granted	—	—
Vested	(134,558)	(5,138)
Forfeited/cancelled/expired	(4,500)	(235)
Outstanding, at September 30, 2023	328,000	12,662

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
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of September 30, 2023:

	Classification on Balance Sheet	September 30, 2023
Assets
Operating lease assets	Right-of-use assets	$34,212
Total lease assets		$34,212

Liabilities
Operating lease liability	Operating lease obligations	$34,186
Total lease liability		$34,186
The following table presents as of September 30, 2023, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2024	$6,324
2025	10,546
2026	9,983
2027	8,188
2028	5,430
Thereafter	4,384
Total payments	44,855
Less: amounts representing interest	(10,669)
Lease liability, net	$34,186
Weighted average remaining lease term (in months)	33
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of September 30, 2023 was approximately $222. The Group's rent expense for office space was $759 and $1,619 for the three and six months ended September 30, 2023, $573 and $1,116 for the three and six months ended September 30, 2022, respectively.
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

Acquisition of ReKassa
As of July 26, 2023 the Company completed the acquisition of ReKassa by purchasing 90% of its authorized capital. The Company acquired ReKassa in order to accelerate its growth in digital sector.
As of July 26, 2023, the date of the acquisition of ReKassa, the fair value of net assets of ReKassa was $2,555. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of July 26, 2023

ASSETS
Cash and cash equivalents	654
Brokerage and other receivables	125
Loans issued	177
Fixed assets	14
Intangible assets	1,680
Other assets	11
TOTAL ASSETS	2,660

LIABILITIES
Trade payables	15
Lease liabilities	42
Other liabilities	48
TOTAL LIABILITIES	105

Net assets acquired	2,555

Goodwill	560

Purchase price	2,601
Non-cash consideration	259
Fair value of NCI	256
Total purchase price	3,115

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
Bank guarantees

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of September 30, 2023, and March 31, 2023, were as follows:

	As of September 30, 2023	As of March 31, 2023

Unfunded commitments under lines of credits and guarantees	$97,379	$20,617
Bank guarantees	7,855	7,001
Total	$105,234	$27,618

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

The following tables summarize the Company's Statement of Operations by its geographic segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Three months ended September 30, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	$84,227	$24,247	$2,116	$1,113	$111,703
Net gain/(loss) on trading securities	51,078	221	(528)	—	50,771
Interest income	194,009	10,551	463	8,040	213,063
Insurance underwriting income	57,976	—	—	—	57,976
Net (loss)/gain on foreign exchange operations	(3,990)	626	(410)	78	(3,696)
Net gain on derivative	981	397	—	—	1,378
Other income/(expense)	2,918	1,487	(23)	4	4,386
TOTAL REVENUE, NET	387,199	37,529	1,618	9,235	435,581

Fee and commission expense	26,377	4,910	284	43	31,614
Interest expense	131,868	7,346	149	18	139,381
Insurance claims incurred, net of reinsurance	33,988	—	—	—	33,988
Payroll and bonuses	30,221	4,345	4,746	686	39,998
Professional services	588	1,597	9,687	79	11,951
Stock compensation expense	700	82	249	—	1,031
Advertising expense	3,888	4,402	179	170	8,639
General and administrative expense	22,039	5,057	2,213	321	29,630
Allowance for credit losses	4,067	594	1	—	4,662
TOTAL EXPENSE	253,736	28,333	17,508	1,317	300,894

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$133,463	$9,196	$(15,890)	$7,918	$134,687

Income tax expense	(161)	(7,295)	(11,204)	(548)	(19,208)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$133,302	$1,901	$(27,094)	$7,370	$115,479

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	157,612	43,413	8,268	1,113	$210,406
Net gain/(loss) on trading securities	82,672	435	(701)	181	82,587
Interest income	336,046	16,465	1,851	8,050	362,412
Insurance underwriting income	102,865	—	—	—	102,865
Net gain/(loss) on foreign exchange operations	15,931	307	(772)	139	15,605
Net (loss)/gain on derivative	(29,797)	570	—	—	(29,227)
Other income/(expense)	4,648	1,705	815	(25)	7,143
TOTAL REVENUE, NET	669,977	62,895	9,461	9,458	751,791

Fee and commission expense	50,175	9,483	548	92	60,298
Interest expense	218,532	14,158	1,719	18	234,427
Insurance claims incurred, net of reinsurance	55,502	—	—	—	55,502
Payroll and bonuses	54,388	9,099	7,039	1,102	71,628
Professional services	1,150	4,336	12,967	123	18,576
Stock compensation expense	1,529	173	562	—	2,264
Advertising expense	7,620	8,427	274	418	16,739
General and administrative expense	38,066	9,086	6,327	626	54,105
Allowance for credit losses	17,837	1,147	4	—	18,988
TOTAL EXPENSE	444,799	55,909	29,440	2,379	532,527

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	225,178	6,986	(19,979)	7,079	219,264

Income tax expense	(188)	(9,724)	(25,403)	(549)	(35,864)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	224,990	(2,738)	(45,382)	6,530	183,400

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30, 2022
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	$19,067	$63,040	$1,050	$—	$83,157
Net gain/(loss) on trading securities	15,828	(7,210)	387	—	9,005
Interest income	46,275	10,177	2,547	—	58,999
Insurance underwriting income	26,200	—	—	—	26,200
Net gain/(loss) on foreign exchange operations	7,601	(2,400)	(665)	19	4,555
Net loss on derivative	(2,320)	—	—	—	(2,320)
Other income/(expense)	622	(101)	3	—	524
TOTAL REVENUE, NET	113,273	63,506	3,322	19	180,120

Fee and commission expense	11,812	6,474	144	9	18,439
Interest expense	34,562	2,964	3,337	—	40,863
Insurance claims incurred, net of reinsurance	17,475	—	—	—	17,475
Payroll and bonuses	12,301	2,830	1,838	260	17,229
Professional services	757	1,481	1,738	42	4,018
Stock compensation expense	1,035	135	533	—	1,703
Advertising expense	1,250	660	2	—	1,912
General and administrative expense	6,372	5,428	982	116	12,898
Allowance for credit losses/(recoveries)	3,732	(1)	(5)	—	3,726
TOTAL EXPENSE	89,296	19,971	8,569	427	118,263

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$23,977	$43,535	$(5,247)	$(408)	$61,857

Income tax (expense)/benefit	(534)	(6,623)	(5,472)	10	(12,619)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$23,443	$36,912	$(10,719)	$(398)	$49,238

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2022
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Fee and commission income (1)	28,259	142,160	2,184	—	$172,603
Net gain/(loss) on trading securities	37,417	(22,634)	(1,344)	—	13,439
Interest income	85,185	15,388	6,989	—	107,562
Insurance underwriting income	50,440	—	—	—	50,440
Net gain/(loss) on foreign exchange operations	11,869	(1,830)	(899)	8	9,148
Net gain on derivative	(1,054)	—	—	—	(1,054)
Other (expense)/income	530	(97)	8	50	491
TOTAL REVENUE, NET	212,646	132,987	6,938	58	352,629

Fee and commission expense	22,527	18,901	297	29	41,754
Interest expense	66,530	5,660	8,744	—	80,934
Insurance claims incurred, net of reinsurance	34,167	—	—	—	34,167
Payroll and bonuses	24,031	5,562	3,583	466	33,642
Professional services	1,478	2,753	3,944	98	8,273
Stock compensation expense	2,136	291	1,152	—	3,579
Advertising expense	3,399	2,341	9	—	5,749
General and administrative expense	11,438	11,152	1,672	254	24,516
Allowance for credit losses/(recoveries)	6,164	(2)	(8)	—	6,154
TOTAL EXPENSE	171,870	46,658	19,393	847	238,768

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$40,776	$86,329	$(12,455)	$(789)	$113,861

Income tax (expense)/benefit	(596)	(13,846)	(7,077)	21	(21,498)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	40,180	72,483	(19,532)	(768)	92,363
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

	September 30, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Total assets	$5,878,010	$733,404	$86,732	$440,159	$7,138,305
Total liabilities	5,690,420	491,016	31,298	11,140	6,223,874

Net assets	$187,590	$242,388	$55,434	$429,019	$914,431

	March 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Total assets	$4,303,126	$677,425	$101,365	$2,642	$5,084,558
Total liabilities	3,868,326	384,921	60,198	377	4,313,822

Net assets	$434,800	$292,504	$41,167	$2,265	$770,736

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

As of September 30, 2023, the Group has provided its brokerage clients with margin lending in Middle East/Caucasus segment in the total amount of $433,368. This margin lending balance was financed through the Europe, excluding Eastern Europe segment of the Group, and upon collection of this receivable, funds will be transferred to the European segment.

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
•the impact of armed conflict in Israel and Gaza and any possible escalation of such conflict or contagion to neighboring countries or regions;
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

The Central Asia and Eastern Europe segment accounted for approximately $387.2 million, or 89% of our total revenue, net and approximately $253.7 million, or 84.3% of our total expense, for the three months ended September 30, 2023.

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

Central Asia and Eastern Europe region securities brokerage services

As of September 30, 2023, in our Central Asia and Eastern Europe region we had 43 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Uzbekistan and Kyrgyzstan. Our brokerage operations in the Central Asia and Eastern Europe region are conducted through our subsidiaries Freedom KZ, Freedom Global and Freedom UZ. Freedom KZ and Freedom Global are professional participants on the KASE and the Astana International Exchange ("AIX"), respectively. Freedom UZ is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE").

As of September 30, 2023, we had 2,774 employees in the brokerage business area in our Central Asia and Eastern Europe region, including 2,338 full-time employees.

Central Asia and Eastern Europe region banking services

We provide banking services in Kazakhstan through our Freedom Bank KZ subsidiary. We have 17 office locations in Kazakhstan that provide banking services. As of September 30, 2023, we had 1,841 employees in the banking business area in our Central Asia and Eastern Europe segment, all of which were full-time employees.

Central Asia and Eastern Europe region consumer life and general insurance

We provide consumer life and general insurance products and services in Kazakhstan through our Freedom Life and Freedom Insurance subsidiaries. As of September 30, 2023, we had 38 offices and 661 employees, 641 of which were full-time employees, in our consumer life and general insurance businesses in Kazakhstan.

Europe Excluding Eastern Europe Segment

Our Cyprus subsidiary Freedom EU oversees our Europe Excluding Eastern Europe segment operations (covering Cyprus, the United Kingdom, Germany, Spain, Greece, France and Poland). Our Cyprus operations are based in Limassol, Cyprus. In Cyprus, we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through Freedom EU we provide transaction processing and intermediary services to our regional customers and to institutional customers, including our affiliate Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FST Belize”), that may seek access to the securities markets in the United States and Europe excluding Eastern Europe. FST Belize’s customers execute brokerage transactions indirectly through Freedom EU via several omnibus accounts held by FST Belize with Freedom EU. All trading of United States and European exchange traded and OTC securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe ("AFME"). Our office in Germany is a tied agent of Freedom EU, and we have representative offices of Freedom EU in Greece, France and Spain. Prime UK, formed in 2021, is a financial intermediary company which was incorporated for the purposes of obtaining the necessary licenses to conduct brokerage operations in the United Kingdom, which licenses have not yet been obtained.

As of September 30, 2023, our business in the Europe Excluding Eastern Europe segment consisted of 9 total offices providing brokerage and financial services, investment consulting, education or that serve an administrative function, including offices in Cyprus, the United Kingdom, Germany, France, Spain and Greece. As of September 30, 2023, we had 217 employees in our Europe Excluding Eastern Europe segment, of which 216 were full-time employees. For the three months ended September 30, 2023, our Europe Excluding Eastern Europe segment generated approximately $37.5 million, or 9%, of our total revenue, net and approximately $28.3 million, or 9%, of our total expense.

United States Segment

Our United States segment consists of Freedom Holding Corp. and our subsidiaries PrimeEx, Freedom U.S. Markets LLC and LD Micro. Freedom U.S. Markets LLC and LD Micro were added to this segment during fiscal 2023.We entered the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation, that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to conduct investment banking and equity capital markets business. Such business is conducted under the name Freedom Capital Markets. PrimeEx provides its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services. In March 2023, our subsidiary Freedom U.S. Markets LLC, an administrative management company, acquired LD Micro, which had been owned by SRAX, Inc. Through LD Micro, we now own the largest conference platform for small-cap companies in the United States. As of September 30, 2023, we had 49 employees (48 of which were full-time) in our United States segment. For the three months ended September 30, 2023, the United States segment generated approximately $1.6 million, or 0.4%, of our total revenue, net and approximately $17.5 million, or 5.8%, of our total expense.

Middle East/Caucasus Segment

As of September 30, 2023, our Middle East/Caucasus segment consisted of five offices, of which one office (located in Armenia) provided brokerage services. In fiscal 2022, we entered the Caucasus market by establishing subsidiaries in Azerbaijan and Armenia, and in fiscal 2023 we established a subsidiary in Turkey. In April 2022 we entered the Middle East market by establishing a subsidiary in the United Arab Emirates ("UAE"). As of September 30, 2023, we had 71 employees in our Middle East/Caucasus segment, of which 71 were full-time employees. The Middle East/Caucasus segment is in the developmental stage and does not currently generate profit. For three months ended September 30, 2023 total revenue of the Middle East/Caucasus segment was not material.

Credit Ratings

On October 31, 2023, S&P Global Ratings affirmed the long-term credit rating of Freedom Holding Corp. at the "B-" level and long-term and short-term credit ratings of Freedom Finance JSC, Freedom Finance Europe Ltd., Freedom Finance Global PLC and Freedom Finance Kazakhstan Bank JSC at the "B/B" level. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were confirmed at the level of "kzBB+". S&P Global Ratings revised the outlook on Freedom Holding Corp. and its core subsidiaries to negative.

On August 24, 2023, S&P Global Ratings placed the ratings of FRHC, Freedom KZ, Freedom Europe, Freedom Global and Freedom Bank KZ on CreditWatch with negative implications. Reasons provided by S&P Global Ratings for the CreditWatch designation included the risk that certain disclosures in the Company's annual report and recently published allegations by a third party could lead to a loss of critical counterparties and potentially weaken the Company's franchise. On October 31, 2023, S&P Global Ratings removed the ratings of FRHC and its core subsidiaries from CreditWatch on the basis that the immediate fallout from the allegations published by a third party was relatively contained.

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
Historically, a large portion of our trading volume has been derived from individuals and institutions in Russia, through accounts at our Russian subsidiaries and through accounts at our non-Russian subsidiaries, including indirectly through accounts they hold with FST Belize. Although we have divested our Russian subsidiaries, we continue to generate fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries or indirectly through accounts they hold with FST Belize. As of the date of this quarterly report, the Russia-related economic sanctions that have been imposed do not target our Russian client base, most of whom are members of the emerging Russian middle class population. Even before the Russia-Ukraine conflict began in February 2022, our clients were required to conform to strict anti-money laundering regulations and to undergo ongoing sanctions screening to assure us that they were subject to United States, EU or UK sanctions that would restrict our ability to do business with them or require us to take regulatory compliance actions in response to their activities. However, the evolving sanctions and countersanctions in connection with the Russia-Ukraine conflict expose us to heightened risks and challenges. The Russia-Ukraine conflict has also exposed us to a range of other heightened risks stemming from our actual or perceived connections with Russia, including risks related to our business relationships with counterparties outside of Russia, including commercial banks, settlement banks, stock exchanges and regulators. From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include, but are not limited to, the AFSA, the ARDFM, CySEC, OFAC and the SEC, from which we received various inquiries and formal requests for information on various matters, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against us that may result in censure, fine, civil or criminal penalties.
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
In addition, there is a risk that new international sanctions and new countersanctions measures may curtail the ability of our brokerage customers who are Russian persons to trade through non-Russian accounts or in non-Russian securities, or our ability to facilitate any trading through our non-Russian subsidiaries or indirectly via FST Belize. If investment activity by Russian holders of foreign trading accounts is restricted, this could have a material adverse effect on our revenues. For example, on November 2, 2023, OFAC imposed sanctions on a brokerage firm that provides access for investors to the international stock markets, a subsidiary of which entity has omnibus cash and/or brokerage accounts at our Freedom EU, Freedom Global and Freedom Bank KZ subsidiaries. These accounts currently hold a significant volume of securities but have not historically accounted for a material part of our revenue. We are currently taking appropriate action to identify and block and/or freeze the accounts which are affected by these sanctions where required and are evaluating and assessing the potential consequences of such sanctions for our business with this entity, including the implications of any applicable wind-down general license and other specific licenses or guidance in the form of FAQs or otherwise that may be issued by OFAC in the future.
The Russia-Ukraine conflict has also had, and may continue to have, adverse effects on our results of operations related to proprietary trading. For example, during the fiscal year ended March 31, 2023 we sold 7,500,000 shares in the SPB Exchange that we owned and realized a loss from the divestiture in the amount of $73.4 million. We attribute this loss to a combination of factors, including the heightened market uncertainty and increased volatility caused by the Russia-Ukraine conflict and its geopolitical consequences.

On October 19, 2022, the President of Ukraine signed a decree enacting a decision of the National Security and Defense Council of Ukraine (NSDC) on the application of personal special economic and other restrictive measures (sanctions) against more than 1,300 companies and more than 2,500 individuals. Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on the sanctions list. The lists of companies and individuals sanctioned included both Freedom UA and Timur Turlov, in his personal capacity. In addition, the list included our two former Russian subsidiaries, which have since been divested. We note that all persons on the Russian list of Forbes entrepreneurs for 2021 were included. In 2021 Mr. Turlov was on this Forbes list and still had Russian citizenship (in the appendix to the presidential decree there is a reference to Mr. Turlov’s Russian citizenship. We note that, prior to June 2022, Mr. Turlov was a Russian citizen. As from June 2022, Mr. Turlov renounced his Russian citizenship and is now a citizen of Kazakhstan. We have made a series of efforts seeking to have Freedom UA and Mr. Turlov removed from the sanctions list. In addition, we have contributed approximately $11.7 million to humanitarian relief efforts in Ukraine through charitable funds. In view of the ongoing uncertainty related to Freedom UA, the management of the Company has determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA. Accordingly, Freedom UA has not been consolidated in the Company's consolidated financial statements in this quarterly report.

Other than the Ukrainian sanctions described above, none of FRHC, nor any of our group companies, nor any of our current directors or senior management, is a target of sanctions imposed by the United States, the EU or the UK. Nevertheless, we are indirectly impacted by the designation of numerous parties in Russia as sanctioned parties and the restrictions placed on international businesses in Russia as a result. The sanctions imposed on Russia in 2014 as well as the sanctions imposed beginning in 2022 make Russia a high-risk jurisdiction for potential sanctions. As a result, when doing business with Russian persons and legal entities it is necessary for us to conduct enhanced due diligence to ensure that no persons designated on any applicable sanctions lists conduct prohibited transactions with us or through our facilities, and to ensure that neither we nor any of our executive officers facilitate any prohibited business as defined under the laws and regulations to which we are subject.

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
Growth of Retail Brokerage Activity in Our Key Markets

The retail brokerage markets in Kazakhstan and Russia are key markets for our business. We estimate that, as of September 30, 2023, we had approximately 170,282 retail brokerage customers who were Kazakhstan persons, or approximately 40% of our total number of customers, and we had approximately 50,106 retail brokerage customers who were Russian persons, or approximately 12% of our total number of customers. In addition, we serve Kazakhstan and Russian customers indirectly through their accounts with our affiliate FST Belize. The Kazakhstan and Russia markets have grown rapidly in recent years. The number of our total customer accounts increased from approximately 250,000 as of March 31, 2022, to approximately 370,000 as of March 31, 2023, to approximately 433,947 as of September 30, 2023. As of September 30, 2023, approximately 57% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended September 30, 2023, we had approximately 67,158 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
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
Acquisition of Arbuz
As of March 31, 2023, we held a 25% equity interest in Arbuz. On April 14, 2023, we acquired an additional 5.42% equity interest, and on May 22, 2023, we purchased a further 8.36%, resulting in a total equity interest of 38.78% in Arbuz. When combining our 38.78% stake with Timur Turlov's individual share of 18.08% in Arbuz, we effectively obtained control over Arbuz on May 222, 2023. Between May 22, 2023, and June 30, 2023, we acquired an additional 43.14% equity interest in Arbuz, as a result of which as of September 30, 2023, we had an 81.92% ownership interest in Arbuz, with Timur Turlov owning 18.08%. We acquired Arbuz to accelerate our growth in e-commerce sector. For more details please refer to Note 22 Acquisitions of Subsidiaries.
Acquisition of ReKassa
On July 27, 2023, we completed the acquisition of 90% of ReKassa LLP, a Kazakhstan-based digital service for cash transaction data management, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $3.1 million.
Signing and Termination of Agreement to Acquire Maxim Group
On February 16, 2023, we signed an agreement to acquire Maxim Group LLC and its registered investment advisory affiliate Maxim Financial Advisors LLC (together “Maxim Group”), for a combination of cash and common stock. Including deferred payments and retention bonuses, the total consideration for the acquisition would have been approximately $400 million. This planned acquisition was a continuation of our strategy of acquisitions following our 2020 acquisition of PrimeEx. Completion of the acquisition was subject to certain conditions and the receipt of required regulatory approvals. We and the sellers determined that the conditions to closing set out in the purchase agreement will not be fulfilled by December 31, 2023. Accordingly, effective November 6, 2023, we and the sellers terminated the purchase agreement by our mutual written consent and provided mutual releases. We and the sellers continue to believe that it may be possible to reach an agreement in respect of a combination transaction in relation to the Maxim Group with an alternative structure on mutually acceptable terms, and we have begun discussions regarding such a potential transaction. There can be no assurance that we will enter into a new agreement or, if we do enter into a new agreement, what the terms of such agreement or the underlying transaction will be. The terms of any new agreement and underlying transaction could be materially different from the terms contained in the original purchase agreement. See "Special Note About Forward-Looking Information" in this quarterly report.
Related Party Transactions with FST Belize
During the three months ended September 30, 2023 and 2022, we engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a corporation registered in and licensed as a broker dealer in Belize. FST Belize was formed in 2014 and is 100% owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FST Belize is not part of our group of companies.
FST Belize has its own brokerage customers, which include individuals and market-maker institutions. A significant portion of our fee and commission income is derived from the customer relationship between Freedom EU and FST Belize. FST Belize has several omnibus brokerage accounts with Freedom EU. The majority of the order flow from FST Belize to Freedom EU represents transactions of customers of FST Belize, which are executed by FST Belize through its omnibus accounts at Freedom EU. Our margin lending receivables from FST Belize are related to margin trading by FST Belize's clients and are fully collateralized by highly-liquid financial assets. Our relationship with FST Belize has provided us and our customers with a substantial liquidity pool for trading. Our cross border omnibus brokerage agreement and sanctions compliance program agreement with FST Belize require FST Belize to conduct AML/CTF and sanctions screening on its individual and business entity customers whose trades are processed through its omnibus accounts at Freedom EU. Our omnibus brokerage arrangement with FST Belize dates from the time of the establishment of our company, and we intend to reduce the volume of business we conduct involving FST Belize over time and to ultimately eliminate such omnibus brokerage arrangement.
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
Fee and commission income generated from FST Belize accounted for approximately 17% of our total fee and commission income for the three months ended September 30, 2023, as compared to approximately 73% of our total fee and commission income for the three months ended September 30, 2022. Fee and commission income generated from FST Belize accounted for approximately 16% of our total fee and commission income for the six months ended September 30, 2023, as compared to approximately 79% of our total fee and commission income for the six months ended September 30, 2022.

Interest income generated from FST Belize accounted for approximately 4% and 12% of our total interest income for the three months ended September 30, 2023 and 2022, respectively. Interest income generated from FST Belize accounted for approximately 4% and 10% of our total interest income for the six months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, and March 31, 2023, our margin lending receivables due from FST Belize were $396.5 million and $290.2 million, respectively. The increase in margin lending receivable is attributable to an increase in leveraged trading activity as a result of greater volatility in market conditions between the two dates. We have a policy of ensuring that margin positions are adequately collateralized by liquid market securities.

The decrease in fee and commission income generated from FST Belize as a percentage of our total fee and commission income between the quarters ending September 30, 2022 and 2023 was due a decrease in the volume of trading activity by FST Belize through its omnibus account with us between the two quarters, as a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in the volume of trading activity by FST Belize was also due to deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.
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
Fee and Commission Income
Fee and commission income consists principally of brokerage fees from customer trading, related banking services, fees for payment processing services and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Fees received for banking services consist primarily of commissions earned from merchants on acquiring operations, commission on transfer and payment processing and commissions on cash operations. Fees for payment processing services are mainly related to the charges for the service of handling and processing particular cash transfer transactions or operations. Fee and commission income as a percentage of our total revenue was 26% and 46% in the three months ended September 30, 2023 and 2022 respectively, and 28% and 49% for the six months ended September 30, 2023 and 2022 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 76% and 91% in the three months ended September 30, 2023 and 2022, respectively, and 66% and 92% in the six months ended September 30, 2023 and 2022, respectively.
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
General and Administrative Expense
General and administrative expense includes lease cost, depreciation and amortization, communications services, software support, representative expenses, business travel expenses, utilities, charity, and other expenses.
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

Foreign Currency Translation Adjustments, Net of Tax
The functional currencies of our operating subsidiaries are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistan som, Kyrgyzstani som, the Azerbaijani manat, the Armenian dram, the British pound sterling and the United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.
Net Income/(Loss) Attributable to Non-controlling Interest
Net income/(loss) attributable to non-controlling interest includes our net income/(loss) attributable to our non-controlling interests in Arbuz and ReKassa. As of September 30, 2023 we held 81.92% of the ownership interest in Arbuz and 90% of the ownership interest in ReKassa. The remaining 18.08% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are considered as non-controlling interests in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of September 30, 2023 there are no non-controlling interests in relation to Freedom UA.
RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended September 30, 2023 and 2022
The following comparison of our financial results for the three-month periods ended September 30, 2023 and 2022 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended September 30, 2023		Three months ended September 30, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$111,703	25.6%	$83,157	46.2%	$28,546	34%
Net gain on trading securities	50,771	11.7%	9,005	5.0%	41,766	464%
Interest income	213,063	48.9%	58,999	32.8%	154,064	261%
Insurance underwriting income	57,976	13.3%	26,200	14.5%	31,776	121%
Net (loss)/gain on foreign exchange operations	(3,696)	(0.8)%	4,555	2.5%	(8,251)	(181)%
Net loss on derivative	1,378	0.3%	(2,320)	(1.3)%	3,698	(159)%
Other income	$4,386	1.0%	524	0.3%	3,862	737%
Total revenue, net	$435,581	100%	$180,120	100%	$255,461	142%
* Percentage of total revenue, net.

For the three months ended September 30, 2023, we had total revenue, net of $435.6 million, a $255.5 million increase compared to the three months ended September 30, 2022. Revenue, net for the three months ended September 30, 2023, was significantly higher than the three months ended September 30, 2022, primarily due to increases in interest income, net gain on trading securities, fee and commission income and insurance underwriting income between the two periods.
Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended September 30,
	2023	2022	Amount Change	% Change
Brokerage services	$84,713	$75,343	$9,370	12%
Commission income from payment processing	10,299	—	10,299	—%
Bank services	9,308	5,779	3,529	61%
Underwriting and market-making services	2,910	1,587	1,323	83%
Other fee and commission income	4,473	448	4,025	898%
Total fee and commission income	$111,703	$83,157	$28,546	34%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended September 30,
	2023	2022
	(as a % of total revenue)
Brokerage services	76%	91%
Commission income from payment processing	9%	—%
Bank services	8%	7%
Underwriting and market-making services	3%	2%
Other fee and commission income	4%	1%
Total fee and commission income as a percentage of total revenue	100%	100%
For the three months ended September 30, 2023, total fee and commission income was $111.7 million, an increase of $28.5 million, or 34%, as compared to fee and commission income of $83.2 million for the three months ended September 30, 2022.

The increase in fee and commission income was due to an increase in each category of fee and commission income, which increases were principally due general growth of the Company's operations between the two quarters. In particular, there was an increase of $10.3 million in fee and commission income from payment processing at Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023. There was also an increase of $3.5 million or 61% in fee and commission income from bank services from Freedom Bank KZ attributable mainly to the increase of servicing payment cards, which is due to the growing average turnover of merchants.
There was an increase of $9.4 million or 12% in fee and commission income from brokerage services between the two quarters. The increase in brokerage fee and commission income is attributable to an increase in such income from Freedom Global by approximately $47.2 million, which was mainly attributable to an increase in the volume of trading between the two quarters. Such increase in trading activity was a result of an increase in the size of Freedom Global's client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. There was also an increase in brokerage service income from Freedom Armenia by approximately $1.1 million as it began to actively engage in brokerage activities. The foregoing increases in fee and commission income from brokerage services were offset in part by a decrease in fee and commission income from brokerage services at Freedom EU by approximately $38.9 million, which was attributable to a decrease in the volume of client trading activity by FST Belize as a result of the joint efforts discussed above as well as due to deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.
Net gain on trading securities
Net gain on trading securities was $50.8 million for the three months ended September 30, 2023, an increase of $41.8 million as compared to $9.0 million for the three months ended September 30, 2022. The following table sets forth information regarding our net gains and losses on trading activities for the three months ended September 30, 2023 and

2022:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended September 30, 2023	$41,058	$9,713	$50,771
Three months ended September 30, 2022	$5,507	$3,498	$9,005
For the three months ended September 30, 2023, we had a realized gain on trading securities of $41.1 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the three months ended September 30, 2023. We had an unrealized net gain in the three months ended September 30, 2023, due to securities positions we continued to hold at September 30, 2023, having appreciated by $9.7 million. The majority of the unrealized net gain comes from the appreciated shares of KazMunayGaz and debt securities of the Ministry of Finance of the Republic of Kazakhstan. During the three months ended September 30, 2023, KazMunayGas shares increased in value due to an increase in oil prices during such quarter. The sharp decline in the National Bank of Kazakhstan's base interest rate was the key factor causing the appreciation of the debt securities of Ministry of Finance of the Republic of Kazakhstan during the three months ended September 30, 2023.
During the three months ended September 30, 2022, we sold securities for a gain of $5.5 million, and securities positions we continued to hold at September 30, 2022, had appreciated $11.2 million. This unrealized gain was partially offset from recognizing an unrealized net loss on SPB Exchange (SPBX) shares held in our portfolio at September 30, 2022, in the amount of $7.7 million.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended September 30,
	2023	2022	Amount Change	% Change
Interest income on trading securities	$114,039	$33,787	$80,252	238%
Interest income on loans to customers	42,868	$7,203	35,665	495%
Interest income on margin loans to customers	42,573	$9,966	32,607	327%
Interest income on securities available-for-sale	9,653	6,553	3,100	47%
Interest income on reverse repurchase agreements and amounts due from banks	3,930	1,349	2,581	191%
Other interest income	—	141	(141)	(100)%
Total interest income	$213,063	$58,999	$154,064	261%

	Three months ended September 30,
	2023	2022
	(as a % of total interest income)
Interest income on trading securities	54%	58%
Interest income on loans to customers	20%	12%
Interest income on margin loans to customers	20%	17%
Interest income on securities available-for-sale	4%	11%
Interest income on reverse repurchase agreements and amounts due from banks	2%	2%
Other interest income	—%	—
Total interest income	100%	100%

For the three months ended September 30, 2023, interest income was $213.1 million, representing an increase of $154.1 million, or 261%, compared to the three months ended September 30, 2022. The increase in interest income was primarily attributable to a $80.3 million, or 238% increase in interest income from trading securities, as a result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $32.6 million, or 327% due to the growth of Freedom Bank KZ's loan portfolio, compared to the quarter ending September 30, 2022. In addition, we recognized a $35.7 million, or 495%, increase in interest income on margin loans to customers, resulting from an increase in the usage of margin loans for trades by our clients between the two periods.
Net gain on foreign exchange operations
For the three months ended September 30, 2023, we realized a net loss on foreign exchange operations of $3.7 million compared to a net gain of $4.6 million for the three months ended September 30, 2022. The net loss was primarily due to a translation difference loss of $26.7 million mainly attributable to the depreciation of the tenge in comparison with the three months ended September 30, 2022. The translation difference loss was partly offset by a net gain of $23.0 million from the purchase and sale of foreign currency from our subsidiary Freedom Bank KZ, as the volume of our foreign currency transactions increased by 658% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Net (loss)/gain on derivatives
For the three months ended September 30, 2023, we had net gain on derivatives of $1.4 million compared to a net loss of $2.3 million for the three months ended September 30, 2022. The change was primarily attributable to positive revaluation of currency swaps of our subsidiary, Freedom Bank KZ, resulting in an unrealized gain of $3.1 million for the three months ended September 30, 2023. During the three months ended September 30, 2023, Freedom Bank KZ entered into currency swaps to diversify its funding sources.
Insurance underwriting income
For the three months ended September 30, 2023, we had insurance underwriting income of $58.0 million, an increase of $31.8 million, or 121%, as compared to the three months ended September 30, 2022. The increase was primarily attributable to a $31.4 million, or 110%, increase in insurance underwriting income from written insurance premiums for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to the expansion of our insurance operations between the two periods. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended September 30,
	2023	2022	Amount Change	% Change
Written insurance premiums	$60,110	$28,664	31,446	110%
Reinsurance premiums ceded	(452)	(738)	286	(39)%
Change in unearned premium reserve, net	(1,682)	(1,726)	44	(3)%
Insurance underwriting income	$57,976	$26,200	$31,776	121%
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended September 30, 2023		Three months ended September 30, 2022		Change

	Amount	%*	Amount		Amount	%
Fee and commission expense	$31,614	11%	$18,439	16%	$13,175	71%
Interest expense	139,381	46%	40,863	35%	98,518	241%
Insurance claims incurred, net of reinsurance	33,988	11%	17,475	15%	16,513	94%
Payroll and bonuses	39,998	13%	17,229	14%	22,769	132%
Professional services	11,951	4%	4,018	3%	7,933	197%
Stock compensation expense	1,031	—%	1,703	1%	(672)	(39)%
Advertising expense	8,639	3%	1,912	2%	6,727	352%
General and administrative expense	29,630	10%	12,898	11%	16,732	130%
Allowance for credit losses	4,662	2%	3,726	3%	936	25%
Total expense	$300,894	100%	$118,263	100%	$182,631	154%
______________

*    Percentage of total expense.

For the three months ended September 30, 2023, we incurred total expense of $300.9 million, a $182.6 million, or 154%, increase as compared to the three months ended September 30, 2022. The increase was mainly attributable to an increase in interest expense, payroll and bonuses, insurance claims incurred, net of reinsurance, fee and commission expenses and general and administrative expenses.
Fee and commission expense
Fee and commission expense increased by $13.2 million or 71% in the three months ended September 30, 2023, as compared to three months ended September 30, 2022. The change is mainly attributable to an increase in agency fees expense of $14.9 million or 100% compared to September 30, 2022. This is due to the increase of insurance products sales by Freedom Finance Life, which are outsourced to outside sales agents. This increase was offset in part by a decrease in fee and commission expense in the amount of $1.4 million between the two quarters. Such decrease was attributable to a decrease in pricing levels as a result of a change of our prime broker in Europe between the two quarters, with more favorable terms and different composition of order flow transactions, and an increase in the volume of transactions between the two quarters.
Interest expense
For the three months ended September 30, 2023, we had a $98.5 million, or 241%, increase in interest expense as compared to the three months ended September 30, 2022. The increase in interest expense was primarily attributable to a $84.7 million, or 262%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $10.3 million, or 136%, increase in interest expense on customer deposits. Compared to the three months ended September 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
Insurance claims incurred, net of reinsurance
For the three months ended September 30, 2023, we had a $16.5 million, or 94%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended September 30, 2022. The increase was primarily attributable to a $14.5 million or 213% increase in expenses for insurance reserve, which increase correlates with the premiums received for the period, and a $1.8 million or 27%, increase in other expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract. The increase was also attributable to a $0.2 million or 6%, increase in expenses for claims for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, in each case due to the expansion of our insurance operations between the two periods.
Payroll and bonuses

For the three months ended September 30, 2023, we had payroll and bonuses expense of $40.0 million, representing an increase of $22.8 million or 132% compared to payroll and bonuses expense of $17.2 million for the three months ended September 30, 2022. The increase can be attributed to the expansion of our operations generally and expansion of our workforce through hiring and acquisitions.

Professional services

For the three months ended September 30, 2023, our professional services expense was $12.0 million, representing an increase by $7.9 million or 197% compared to $4.0 million for the three months ended September 30, 2022. The increase was attributable to an increase in audit services expense of approximately $7.7 million due to the accruals for the annual external audit of the previous fiscal year and the prepayment for the current fiscal year. There was also an increase in legal services expense in connection with the acquisition of new companies, the general expansion of our business and operations and regulatory matters.

Stock compensation expense

In the three months ended September 30, 2023, our stock compensation expense was $1.0 million, representing a decrease of $0.7 million or 39% compared to stock compensation expense of $1.7 million for the three months ended

September 30, 2022. The decrease is attributable to the fact that we sold our Russian subsidiaries in February 2023, decreasing the number of upper management employees who are awarded stock based compensation.

Advertising expense

Advertising expense for the three months ended September 30, 2023, was $8.6 million, representing an increase of $6.7 million or 352% compared to $1.9 million for the three months ended September 30, 2022. In the three months ending September 30, 2023, there was an increase in advertising expense from Freedom EU by $4.1 million, including an increase of marketing expenditure of $2.2 million on brand promotion on social networks and $1.0 million increase on general advertising. There was also an increase of $0.5 million by Freedom EU due to the marketing promotion through FC Krasava and North Sails Cyprus Limited Championship in the three months ended September 30, 2023. The overall increase in advertising expenses can also be attributed to the growth of the Company and addition of new subsidiaries.

General and administrative expense

General and administrative expense for the three months ended September 30, 2023, was $29.6 million, representing an increase of $16.7 million or 130% compared to general and administrative expense of $12.9 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, there was an increase of $3.0 million in depreciation and amortization expense and an increase of $3.1 million in taxes, other than income tax, mainly due to the general growth of the Company, including the addition of new companies. The Company's charity and sponsorship expense increased by $2.7 million between the two quarters. The Company made several charitable contributions to several organizations through its subsidiaries during the three months ended September 30, 2023. The most significant contributions were made to the Kazakhstan Chess Federation. The increase of $1.6 million in software support expense is mainly due to the overall increased need of software support resulting from the overall growth of Company's operations and personnel. The increase of $1.5 million in other operating expenses is mainly attributable to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. There was also an increase of $1.4 million in communication services expense to $1.9 million for the three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022 which was mainly attributable to Freedom Bank KZ having employed telecommunications contractors to provide SMS-informing services on banking products during the three months ended September 30, 2023.
Allowance for credit losses
We recognized allowance for credit losses in the amount of $4.7 million for the three months ended September 30, 2023, as compared to allowance for credit losses of $3.7 million for the three months ended September 30, 2022. The increase was primarily attributable to adoption of ASC 326 starting from April 1, 2023, which requires us to measure expected credit losses. The increase was also due to growth of the loan portfolio of Freedom Bank KZ between the two quarters, as the majority of allowance for credit losses is accrued on loan products.
Income tax expense
We had income before income tax of $134.7 million and $61.9 million during the three months ended September 30, 2023, and September 30, 2022, respectively. Income tax expense for the three months ended September 30, 2023, and September 30, 2022 was $19.2 million and $12.6 million, respectively. Our effective tax rate during the three months ended September 30, 2023, increased to 14.3%, from 20.4% during the three months ended September 30, 2022, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended September 30, 2023, we had net income of $115.5 million compared to $27.2 million for the three months ended September 30, 2022, an increase of 324%.

Non-controlling interest

As of September 30, 2023, the Company holds 81.92% of the ownership interest in Arbuz and 90% of the ownership interest in ReKassa. The remaining 18.08% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are recognized as non-controlling interests in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.

Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of September 30, 2023 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.4 million for the three months ended September 30, 2023, and net income attributable to non-controlling interest was $1.0 million for the three months ended September 30, 2022.
Foreign currency translation adjustments, net of tax
Due to a 4.9% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended September 30, 2023, we realized a foreign currency translation loss of $29.9 million for the three months ended September 30, 2023, as compared to a foreign currency translation loss of $16.7 million for the three months ended September 30, 2022.
Comparison of the Six-month Periods Ended September 30, 2023 and 2022
The following comparison of our financial results for the six-month periods ended September 30, 2023 and 2022 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Six months ended September 30, 2023		Six months ended September 30, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$210,406	28%	$172,603	49%	$37,803	22%
Net gain on trading securities	82,587	11%	13,439	4%	69,148	515%
Interest income	362,412	48%	107,562	31%	254,850	237%
Insurance underwriting income	102,865	14%	50,440	14%	52,425	104%
Net gain on foreign exchange operations	15,605	2%	9,148	2%	6,457	71%
Net (loss)/gain on derivative	(29,227)	(4)%	(1,054)	—%	(28,173)	2,673%
Other income	7,143	1%	491	—%	6,652	1,355%
Total revenue, net	$751,791	100%	$352,629	100%	$399,162	113%
* Percentage of total revenue, net.

For the six months ended September 30, 2023, we had total revenue, net of $751.8 million, a $399.2 million or 113% increase compared to the six months ended September 30, 2022. The increase was primarily due to increases in interest income, net gain on trading securities and insurance underwriting income between the two periods. These increases were offset in part by an increase in net loss on derivative.
Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Six months ended September 30,
	2023	2022	Amount Change	% Change
Brokerage services	139,795	158,943	(19,148)	(12)%
Commission income from payment processing	28,341	—	28,341	—%
Bank services	22,149	9,592	12,557	131%
Underwriting and market-making services	11,741	3,230	8,511	263%
Other fee and commission income	8,380	838	7,542	900%
Total fee and commission income	$210,406	$172,603	$37,803	22%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Six months ended September 30,
	2023	2022
	(as a % of total revenue)
Brokerage services	66%	92%
Commission income from payment processing	13%	—%
Bank services	11%	6%
Underwriting and market-making services	6%	2%
Other fee and commission income	4%	—%
Total fee and commission income as a percentage of total revenue	100%	100%
For the six months ended September 30, 2023, total fee and commission income was $210.4 million, an increase of $37.8 million, or 22%, as compared to fee and commission income of $172.6 million for the six months ended September 30, 2022.
There was a decrease of $19.1 million or 12% in fee and commission income from brokerage services between the two periods. The decrease in brokerage fee and commission income is attributable to a decrease in such income from Freedom EU by approximately $99.6 million, which was mainly attributable to a decrease in the volume of trading activity by FST Belize through its omnibus account at Freedom EU between the two periods. Such decrease in trading activity by FST Belize between the two periods was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods. The decrease in such income from Freedom EU was offset in part by an approximately $79.4 million increase in such income from Freedom Global which was due to an increase in the size of its client base between the two six months periods, in part due to the addition of new customers from FST Belize, as described above. Additionally, there was an increase of the brokerage commission income from Freedom Armenia, by approximately $1.1 million, as the subsidiary began to actively engage in brokerage activities in the six months ended September 30, 2023.

The decrease in fee and commission income from brokerage services was offset by increases in each other categories of fee and commission income. In particular, there was an increase of $28.3 million in fee and commission income from payment processing at Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023. There was also an increase of $12.6 million or 33% in fee and commission income from bank services from Freedom Bank KZ attributable mainly to the increase of servicing payment cards, which is due to the growing average turnover of merchants.

Net gain on trading securities
Net gain on trading securities was $82.6 million for the six months ended September 30, 2023, an increase of $69.1 million as compared to $13.4 million for the six months ended September 30, 2022. The following table sets forth information regarding our net gains and losses on trading activities during the six months ended September 30, 2023 and

2022:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Six months ended September 30, 2023	$51,923	$30,664	$82,587
Six months ended September 30, 2022	$21,671	$(8,232)	$13,439
During the six months ended September 30, 2023, we had a realized gain on trading securities of $51.9 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the six months ended September 30, 2023. We had an unrealized net gain in the six months ended September 30, 2023, due to securities positions we continued to hold at September 30, 2023, having appreciated by $30.7 million. The majority of the unrealized net gain was attributable to appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan, which appreciation was primarily due to a decline in the National Bank's base interest rate during the six months ended September 30, 2023.
During the six months ended September 30, 2022, we sold securities for a gain of $21.7 million. This net gain was offset in part by an unrealized net loss of $8.2 million, which was attributable to an unrealized net loss on SPBX shares held in our portfolio at September 30, 2022, in the amount of $22.4 million, which was offset in part by an unrealized net gain of $14.1 million due to appreciation of securities positions we continued to hold at September 30, 2022.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Six months ended September 30,
	2023	2022	Amount Change	% Change
Interest income on trading securities	200,880	65,302	135,578	208%
Interest income on loans to customers	74,201	14,880	59,321	399%
Interest income on margin loans to customers	59,753	11,830	47,923	405%
Interest income on securities available-for-sale	17,997	13,231	4,766	36%
Interest income on reverse repurchase agreements and amounts due from banks	6,987	2,136	4,851	227%
Other interest income	2,594	183	2,411	1317%
Total interest income	$362,412	107,562	254,850	237%

	Six months ended September 30,
	2023	2022
	(as a % of total interest income)
Interest income on trading securities	55%	61%
Interest income on loans to customers	21%	14%
Interest income on margin loans to customers	16%	11%
Interest income on securities available-for-sale	5%	12%
Interest income on reverse repurchase agreements and amounts due from banks	2%	2%
Other interest income	1%	—%
Total interest income	100%	100%

For the six months ended September 30, 2023, interest income was $362.4 million, representing an increase of $254.9 million, or 237%, compared to the six months ended September 30, 2022. The increase in interest income was primarily attributable to a $135.6 million, or 208% increase in interest income from trading securities, as a result of an increase in the total size of our trading portfolio and an increase in the amount of debt securities we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $47.9 million, or 405%, due to the growth of Freedom Bank KZ's loan portfolio, compared to the six months ending September 30, 2022. In addition, we had a $59.3 million, or 399%, increase in interest income on margin loans to customers, resulting from an increase in the usage of margin loans for trades by our clients between the two periods.
Net gain on foreign exchange operations
For the six months ended September 30, 2023 , we realized a net gain on foreign exchange operations of $15.6 million compared to a net gain of $9.1 million for the six months ended September 30, 2022. The net gain in the six months ended September 30, 2023 is attributable to a net gain of $38.7 million by our subsidiary Freedom Bank KZ in the six months ended September 30, 2023 from the purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 694% compared to the six months ended September 30, 2022. The gain was partly offset by a net loss of the $23.1 million from translation difference due to the depreciation of the tenge in the six months ended September 30, 2023.
Net (loss)/gain on derivatives
For the six months ended September 30, 2023, we realized net loss on derivatives of $29.2 million compared to a realized net loss of $1.1 million for the six months ended September 30, 2022. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which realized a net loss on derivatives of $30.1 million for the six months ended September 30, 2023. During the six months ended September 30, 2023, Freedom Bank KZ entered into currency swaps to diversify its funding sources.
Insurance underwriting income
For the six months ended September 30, 2023, we had insurance underwriting income of $103 million, an increase of $52 million, or 104%, as compared to the six months ended September 30, 2022. The increase was primarily attributable to a $57 million, or 100%, increase in insurance underwriting income from written insurance premiums for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, due to the expansion of our insurance operations between the two periods. This increase in income from written insurance premiums was partially offset by a $3 million decrease in reinsurance premiums ceded for the three months ended September 30, 2023, as compared to the six months ended September 30, 2022. The following table sets out information on our insurance underwriting income for the periods presented.

	Six months ended September 30,
	2023	2022	Amount Change	% Change
Written insurance premiums	$113,758	$56,980	$56,778	100%
Reinsurance premiums ceded	$(3,607)	$(800)	(2,807)	351%
Change in unearned premium reserve, net	$(7,286)	$(5,740)	(1,546)	27%
Insurance underwriting income	$102,865	$50,440	$52,425	104%
Expense

The following table sets out information on our total expense for the periods presented.

	Six months ended September 30, 2023		Six months ended September 30, 2022		Change

	Amount	%*	Amount	%	Amount	%
Fee and commission expense	$60,298	11%	$41,754	17.5%	$18,544	44%
Interest expense	234,427	44%	80,934	33.9%	153,493	190%
Insurance claims incurred, net of reinsurance	55,502	10%	34,167	14.3%	21,335	62%
Payroll and bonuses	71,628	13%	33,642	13.6%	37,986	113%
Professional services	18,576	3%	8,273	3.5%	10,303	125%
Stock compensation expense	2,264	—%	3,579	1.5%	(1,315)	(37)%
Advertising expense	16,739	3%	5,749	2.4%	10,990	191%
General and administrative expense	54,105	10%	24,516	10.3%	29,589	121%
Allowance for credit losses	18,988	4%	6,154	2.6%	12,834	209%
Total expense	$532,527	100%	$238,768	100%	$293,759	123%
______________
*    Percentage of total expense.

For the six months ended September 30, 2023, we had total expense of $532.5 million, a $293.8 million, or 123%, increase as compared to the six months ended September 30, 2022. The increase was mainly attributable to an increase in interest expense, payroll and bonuses and general and administrative expenses. The increase in general and administrative expense is attributable to the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating acquisitions.
Fee and commission expense
Fee and commission expense increased by $18.5 million or 44% in the six months ended September 30, 2023, as compared to six months ended September 30, 2022. The increase is mainly attributable to an increase of agency fees expense of $31.9 million or 172% compared to September 30, 2022. This is due to the increase of insurance products sales by Freedom Finance Life, which are outsourced to outside agents. The increase was partially offset by a decrease in fee and commission expense by $8.8 million, which is the net result of the effect of a decrease in pricing levels as a result of a change of our prime broker in Europe with more favorable terms and different composition of order flow transactions, and an increase in the volume of transactions between the two periods. There was also a decrease in other commission expense by $4.7 million or 26%.
Interest expense
During the six months ended September 30, 2023, we had a $153.5 million or 190%, increase in interest expense as compared to the six months ended September 30, 2022. The increase in interest expense was primarily attributable to a $127.0 million, or 194%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $19.8 million or 145% increase in interest expense on customer deposits. Compared to the six months ended September 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
Insurance claims incurred, net of reinsurance
For the six months ended September 30, 2023, we had a $21 million, or 62%, increase in insurance claims incurred, net of reinsurance, as compared to the six months ended September 30, 2022. The increase was primarily attributable to a $14 million or 85% increase in expenses for insurance reserve, which increase correlates with the premium received for the period, and a $6 million or 64% increase in other expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract. The increase was also attributable to a $1 million or 14%, increase in expenses for claims for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, in each case due to the expansion of our insurance operations between the two periods.
Payroll and bonuses

For the six months ended September 30, 2023, we had payroll and bonuses expense of $$72 million, representing an increase of $38 million or 113% compared to payroll and bonuses expense of $34 million for the six months ended September 30, 2022. The increase is attributable to the expansion of our operations generally and expansion of our workforce through hiring and acquisitions.

Professional services

For the six months ended September 30, 2023, our professional services expense was $18.6 million, representing an increase of $10.3 million or 125% compared to $8.3 million for the six months ended September 30, 2022. The increase was attributable to an increase in audit services expense, due to the accruals for the annual audit of the previous fiscal year and prepayment on the current fiscal year. There was also an increased use of consulting and legal services in connection with the acquisition of new companies, the general expansion of our business and operations and regulatory matters.

Stock compensation expense

In the six months ended September 30, 2023, our stock compensation expense was $2.3 million, representing a decrease of $1.3 million or 37% compared to stock compensation expense of $3.6 million for the six months ended September 30, 2022. The decrease is attributable to the fact that we sold our Russian subsidiaries in February 2023, decreasing the number of upper management employees who are awarded stock based compensation.

Advertising expense

Advertising expense for the six months ended September 30, 2023, was $16.7 million, representing an increase of $11.0 million or 191% compared to $5.7 million for the six months ended September 30, 2022. There was a significant increase of $4.3 million attributable to brand promotions on social networks. There was also an increase of $1.6 million attributable to new marketing expense related to promoting the cycling team "Astana Qazaqstan Team S.A.", FC Krasava and North Sails Cyprus Limited Championship. Moreover, there was an increase in marketing expenses related to loan products, such as Digital Car Loan and Loan for Small and Middle-sized Business which amounted to $2.0 million for the six months ended September 30, 2023, representing an increase of $1.4 million on advertising expense from Freedom Bank KZ compared to $1.4 million for the six months ended September 30, 2022.

General and administrative expense

General and administrative expense for the six months ended September 30, 2023, was $54.1 million, representing an increase of $29.6 million or 121% compared to general and administrative expense of $24.5 million for the six months ended September 30, 2022. In the six months ended September 30, 2023, there was an increase of $4.8 million in depreciation and amortization expense and an increase of $4.1 million in taxes, other than income tax, mainly due to the general growth of our company, including the addition of new subsidiaries. Our charity and sponsorship expense increased by $4.9 million. We made several charitable contributions to several organizations through its subsidiaries during the six months ended September 30, 2023. The most significant contributions were made to the Kazakhstan Chess Federation, International Chess Federation, Football Club Elimay and to Ukraine for humanitarian aid. The increase of $3.2 million in other operating expenses is mainly attributable to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. The increase of $2.8 million in communication services expense was mainly attributable to Freedom Bank KZ having employed telecommunication contractors to provide SMS-informing services on banking products during the six months ended September 30, 2023. The was also an increase of $2.4 million in software support expense is mainly due to the overall increased need of software support that result from the growth of our operations and personnel.
Allowance for credit losses
We recognized allowance for credit losses in the amount of $19.0 million for the six months ended September 30, 2023, as compared to allowance for credit losses of $6.2 million for the six months ended September 30, 2022. The increase was primarily attributable to adoption of ASC 326 starting from April 1, 2023, which requires us to measure expected credit losses. The increase was also due to growth of the loan portfolio of Freedom Bank KZ by approximately $653.7 million for the six months ended September 30, 2023 in comparison to the six months ended September 30, 2022, as the majority of allowance for credit losses is accrued on loan products.
Income tax expense
We had income before income tax of $219.3 million and $113.9 million during the six months ended September 30, 2023, and September 30, 2022, respectively. Income tax expense for the six months ended September 30, 2023, and September 30, 2022 was $35.9 million and $21.5 million, respectively. Our effective tax rate during the six months ended September 30, 2023, increased to 16.4%, from 18.9% during the six months ended September 30, 2022, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the six months ended September 30, 2023, we had net income of $183.4 million compared to $86.3 million for the six months ended September 30, 2022, an increase of 113% .

Non-controlling interest
As of September 30, 2023, we held an 81.92% ownership interest in Arbuz and a 90% ownership interest in ReKassa. The remaining 18.08% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are recognized as non-controlling interests in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Prior to April 1, 2023, we reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, our management determined that starting from April 1, 2023 we do not maintain effective control over Freedom UA and it is no longer consolidated in our financial statements. Accordingly, as of September 30, 2023 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.5 million and $1.0 million for the six months ended September 30, 2023 and September 30, 2022, respectively.
Foreign currency translation adjustments, net of tax
Due to a 5% depreciation of the Kazakhstan tenge against the U.S. dollar during the six months ended September 30, 2023, we realized a foreign currency translation loss of $31.7 million for the six months ended September 30, 2023, as compared to a foreign currency translation gain of $5.3 million for the six months ended September 30, 2022, which was mainly attributable to an approximately 31% appreciation of the Russian ruble against the U.S. dollar during the six months ended September 30, 2022.
Segment Results of Operations

We organize our operations geographically into four regional segments: Central Asia and Eastern Europe; Europe excluding Eastern Europe; the United States; and Middle East/Caucasus. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended September 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$387,199	$113,273	$273,926	242%
Europe Excluding Eastern Europe	37,529	63,506	(25,977)	(41)%
United States	1,618	3,322	(1,704)	(51)%
Middle East/Caucasus	9,235	19	9,216	48505%
Total revenue, net	$435,581	$180,120	$255,461	142%
For the three months ended September 30, 2023, total revenue, net increased in our Central Asia and Eastern Europe and Middle East/Caucasus segments and decreased in our Europe Excluding Eastern Europe and United States segments. The changes in total net revenue, net for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by 242% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in revenue was mainly attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. In addition, fee and commission income from brokerage and banking services increased due to general growth in brokerage activity and banking services in the Central Asia and Eastern Europe segment between the two quarters. The increase in revenue was also driven by an increase in net gain on trading securities due to the growth of trading portfolio and an increase in income from insurance activities as a result of the expansion of our insurance business between the two quarters. The foregoing increases in revenue in this segment were partially offset by a net loss on foreign exchange operations.

•Total revenue, net in our Europe Excluding Eastern Europe segment decreased by 41% for the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022. This decrease was mainly due to a decrease in fee and commission income in this segment by 61.5% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease in fee and commission income was largely due to a decrease in fee and commission income from brokerage services, due to a decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.

•Total revenue, net in our the United States segment decreased by 51% during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was driven mainly by a decrease in interest income, as a result of a lower interest income from trading securities held by FRHC. The decrease in interest income from trading securities was due to the sale by FRHC during the three months ended June 30, 2023 of its trading securities mainly comprising Kazakhstan debt securities.

•We had total revenue, net in the Middle East/Caucus segment of $9.2 million for the three months ended September 30, 2023. This revenue was attributable to interest income from margin loans to customers, brokerage services income and net gain on foreign exchange operations.

The following table sets out total expense, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended September 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$253,736	$89,296	$164,440	184%
Europe Excluding Eastern Europe	28,333	19,971	8,362	42%
United States	17,508	8,569	8,939	104%
Middle East/Caucasus	1,317	427	890	208%
Total expense, net	$300,894	$118,263	$182,631	154%

For the three months ended September 30, 2023, total expense increased across each of our regional operating segments compared to the three months ended September 30, 2022. The changes in total expense, net, for the three months ended September 30, 2023, were driven by the following:

•Total expense, net, in our Central Asia and Eastern Europe segment increased by 184% for the three months ended September 30, 2023. This increase was primarily driven by an increase in interest expense on securities repurchase agreements obligations and customer deposits due to growth of the securities and customer liabilities portfolios between the two quarters. In addition, there was an increase of fee and commission expense by 123% during three months ended September 30, 2023, in comparison with the three months ended September 30, 2022, which was mainly attributable to an increase of execution of client trading orders in this segment. Such increase in trading orders was a result of an increase in the size of Freedom Global's client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The increase in expense is also attributable to increased expense from insurance activity caused by expansion of our insurance activities between the two quarters. There was also an increase in payroll and bonuses expenses, resulting from expansion of our workforce in this segment through hiring and acquisitions. General and administrative expense increased due to general expansion of our operations in this segment.

•Total expense in our Europe Excluding Eastern Europe segment increased by 42% for the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022. This increase was mainly due to an increase in interest expense primarily from an increase in interest paid on securities repurchase agreements and growth in customer deposits and an increase in operating expenses.

•Total expense in our United States segment increased by 104% during the three months ended September 30, 2023. This increase was driven mainly by an increase in professional services expenses due to the payment for audit services and the increase in payroll and bonuses expense, due to an increase in the number of personnel in this segment between the two quarters.

•Total expense, net in our Middle East/Caucasus segment increased by 208% for the three months ended September 30, 2023. The increase was attributable to an increase in payroll and bonuses, general and administrative expenses and advertising expenses. For the three months ended September 30, 2023 and 2022, total expense, net in our Middle East/Caucasus segment was insignificant and mainly was represented by payroll and bonuses, general and administrative expenses.

The following table presents total revenue, net by segment for the six month periods presented:

	Six months ended September 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	669,977	212,646	457,331	215%
Europe Excluding Eastern Europe	62,895	132,987	(70,092)	(53)%
The United States.	9,461	6,938	2,523	36%
Middle East/Caucasus	9,458	58	9,400	16207%
Total revenue, net	$751,791	$352,629	$399,162	16406%
During the six months ended September 30, 2023, total revenue, net increased across each of our regional operating segments, except Europe excluding Eastern Europe and the United States. The changes in total net revenue, net for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by 215% for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase in revenue was mainly attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. Moreover, commission fees from brokerage and banking services increased due to growth in brokerage activity and banking services in the Central Asia and Eastern Europe segment. The rise in revenue was also driven by an income from insurance activities, caused by expansion of our insurance business and an increase in net gain on trading securities, related to growth of our trading portfolio. The increase in total revenue was partially offset by a net loss on derivative.

•Total revenue, net in our Europe Excluding Eastern Europe segment decreased by 53% for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. This decrease was mainly due to a decrease in fee and commission income in this segment by 69% in the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The decrease in fee and commission income was largely due to a decrease in fee and commission income from brokerage services, due to a decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.

•Total revenue, net in our the United States segment increased by $2.5 million during the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. This increase was driven mainly by an increase in fee and commission income, as a result of an increase of underwriting and market-making services income.

•We had total revenue, net in the Middle East/Caucus segment of $9.5 million for the six months ended September 30, 2023. This revenue was attributable to interest income from margin loans to customers, brokerage services income and net gain on foreign exchange operations.

The following table sets out total expense, net by segment for the six month periods presented (not including discontinued operations):

	Six months ended September 30,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$444,799	$171,870	$272,929	159%
Europe excluding Eastern Europe	$55,909	$46,658	$9,251	20%
The United States	$29,440	$19,393	$10,047	52%
Middle East/Caucasus	$2,379	$847	$1,532	181%
Total expense, net	$532,527	$238,768	$293,759	411%

For the six months ended September 30, 2023, total expense increased across each of our regional operating segments, except Europe excluding Eastern Europe, compared to the six months ended September 30, 2022. The changes in total expense, net, for the six months ended September 30, 2023, were driven by the following:

•Total expense, net, in our Central Asia and Eastern Europe segment increased by 159% for the six months ended September 30, 2023. This increase was primarily driven by rise in interest expense on securities repurchase agreements obligations and customer deposits due to growth of securities and customer liabilities portfolios. In addition, there was an increase of fee and commission expense by 123% during six months ended September 30, 2023, in comparison with the six months ended September 30, 2022, which was mainly attributable to an increase of execution of client trading orders in this segment. Such increase in trading orders was a result of an increase in the size of Freedom Global's client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. There was an increase in expense from insurance activity during this quarter caused by our insurance activities. This segment also experienced an increase in payroll and bonuses, resulting from expansion of our workforce through hiring and acquisitions. Moreover, general and administrative expense rose due to expansion of our operations. An increase in allowance for credit losses was primarily attributable to adoption of ASC 326 since 1 April 2023, which requires to measure expected credit losses, and due to the growth of the loan portfolio of Freedom Bank KZ, as the majority of allowance for credit losses is accrued on loan products.

•Total expense in our Europe excluding Eastern Europe segment increased by 20% for the six months ended September 30, 2023. This increase was mainly due to an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits and an increase in operating expenses, mainly due to payroll and bonuses, professional services, provision for impairment losses and advertising expenses.

•Total expense in our United States segment increased by $10.0 million during the six months ended September 30, 2023. This increase was driven mainly by an increase in professional services due to the payment for the audit services. There was also an increase in payroll and bonuses expenses and general and administrative expenses, mainly due to the overall growth of personnel and overhead expenses.

•Total expense, net in our Middle East/Caucasus segment increased by 181% for the six months ended September 30, 2023. The increase was attributable to an increase in payroll and bonuses, general and administrative expenses and advertising expenses. For the six months ended September 30, 2023 and 2022, total expense, net in our Middle East/Caucasus segment were insignificant and mainly were represented by payroll and bonuses, general and administrative expenses.

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

	September 30, 2023	March 31, 2023

Cash and cash equivalents(1)	$463,875	$581,417
Trading securities	$3,603,884	$2,412,556
Total assets	$7,138,305	$5,084,558
Net liquid assets(2)	$2,338,691	$1,852,886

(1)Of the $463.9 million in cash and cash equivalents we held at September 30, 2023, $72.1 million, or approximately 16%, was subject to reverse repurchase agreements. By comparison, at March 31, 2023, we had cash and cash equivalents of $581.4 million, of which $29.8 million, or approximately 5%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. It includes liquid assets possessed after deducting securities repurchase agreement obligations.
As of September 30, 2023, and March 31, 2023, we had total liabilities of $6,223.9 million and $4,313.8 million, respectively, including customer liabilities of $2,439.2 million and $1,925.2 million, respectively.
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

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022

Net cash flows used in operating activities	$(1,351,689)	$(25,407)
Net cash flows used in investing activities	(450,153)	(323,187)
Net cash flows from financing activities	1,684,744	895,684
Effect of changes in foreign exchange rates on cash and cash equivalents	(59,098)	184,186

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(176,196)	$731,276
Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the six months ended September 30, 2023, was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Six Months Ended September 30, 2023		Six Months Ended September 30, 2022

Increases in trading securities	$(1,264,940)	(1)	$(223,540)
Increases in brokerage customer liabilities	$354,720	(2)	$329,496
Increases in margin lending, brokerage and other receivables	$(656,755)	(3)	$(263,107)
Increases in margin lending and trade payables	$39,701	(4)	$20,490
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
Net cash flow used in operating activities in the six months ended September 30, 2023, was attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which was offset in part primarily by an increase in customer liabilities related to an increase in customer accounts at our Freedom Global subsidiary.

Net Cash Flows Used In Investing Activities
During the six months ended September 30, 2023, net cash used in investing activities was $450.2 million compared to net cash used in investing activities of $323.2 million during the six months ended September 30, 2022. During the six months ended September 30, 2023, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $443.9 million, consideration paid for the acquisitions of Aviata, Arbuz, Ticketon and Internet Tourism in the aggregate amount of $27.6 million and the purchase of fixed assets in the amount of $19.4 million. Cash used in investing activities was partially offset by the proceeds received from the sale of available for sale securities, net of purchase, in the amount of $40.3 million, and cash and cash equivalents received as part of the acquisitions of Aviata, Internet Tourism, Arbuz and ReKassa in the amount of $2.5 million.
Net Cash Flows From Financing Activities
Net cash from financing activities for the six months ended September 30, 2023, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $1,367.9 million, bank customer deposits received in the amount of $279.9 million due to the growth of banking activity in the Central Asia and Eastern Europe segment, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $33.9 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of $5.8 million and proceeds from loans received of $0.4 million. These cash inflows were offset in part by a cash outflow for the purchase of a non-controlling interest in Arbuz in the amount of $3.2 million,
CAPITAL EXPENDITURES
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The contract implies approximate capital expenditures in the amount of $7.5 million and $4.5 million for the 2023 and 2024 calendar years, respectively. These amounts are subject to VAT which is fully recoverable. The funding for this construction project will primarily come from our own funds. The building is planned to be a new office building for our Freedom EU subsidiary.
DIVIDENDS
We did not declare or pay a cash dividend on our common stock during the three months ended September 30, 2023. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into on the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of September 30, 2023, $2,754 million, or 76%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1,517 million, or 63%, as of March 31, 2023. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations, see Note 9 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q .
Long-term
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced an offering of up to $66 million aggregate principal amount of its 5.5% U.S. dollar denominated bonds due October 21, 2026 (the "Freedom SPC Bonds"), which are listed on the AIX. As of September 30, 2023, there were $64.4 million in principal amount of the Freedom SPC Bonds outstanding. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds are transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.5% per annum.
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
At September 30, 2023, these minimum net capital and capital adequacy requirements ranged from approximately $49,318 to $21 million and fluctuate depending on various factors. At September 30, 2023, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $61 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at September 30, 2023.

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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of September 30, 2023, the Company had goodwill of $51.6 million.
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
Consolidation of Freedom Securities Trading Inc.
We have assessed whether we should consolidate FST Belize under the variable interest entity (“VIE”) accounting method or the voting interest method ("VOE"). In July 2014, prior to our reverse acquisition transaction, Timur Turlov founded FST Belize, a Belize-based broker dealer. FST Belize is solely owned by Mr. Turlov and was not acquired by our company as part of our reverse acquisition transaction. Although FRHC and FST Belize are common control entities, under the control of an individual, there is no indication that FRHC should consolidate FST Belize given that:
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
FST Belize is a corporation and Mr. Turlov is the sole owner of FST Belize, holding 100% of the ownership interest in it. There are no other shareholders or parties with participating rights or the ability to remove Mr. Turlov from his ownership position. Mr.Turlov has the ability to make all decisions in respect of FST Belize. FRHC's management has also assessed the relationship between FRHC (through its subsidiary Freedom EU) and FST Belize. Other than the tariff rates stipulated in the Variation Agreement dated February 25, 2020 entered into between Freedom EU and FST Belize, including the General Terms and Conditions of Business, which sets out the specific terms and conditions of the relationship between Freedom EU and FST Belize, there are no other contractual agreements or other implicit arrangements between the two parties that provide FRHC the power to control the operations of FST Belize. The most recent VIE analysis was performed on December 2022 as a result of a change in certain contractual arrangements with FST Belize. Management will continue to assess for any modifications or reconsideration events including any material change to the contractual agreements or other implicit arrangements that affect the VIE analysis.

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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2023, and March 31, 2023 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $129.9 million and $80.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $139.0 million and $87.0 million incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
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
An analysis of our September 30, 2023, and March 31, 2023 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $36.1 million, and $88.7 million, respectively.

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
As of September 30, 2023, and March 31, 2023, our exposure to equity investments at fair value was $97.7 million and $65.7 million, respectively. Based on an analysis of the September 30, 2023, and March 31, 2023 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $9.8 million and $6.6 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2023, we had $1,002.5 million in margin lending receivables from our customers, 38.69% of which was due from FST Belize. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the others. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Legal and compliance risk includes compliance with AML, terrorist financing, anti-corruption and sanctions rules and regulations. It also includes contractual and commercial risk, such as the risk that a counterparty's performance obligations will be unenforceable.
From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include, but are not limited to, the AFSA, the ARDFM, CySEC, OFAC and the SEC. We have received various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, this could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of compliance failures.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Plan for the Material Weaknesses

Management’s remediation plan to address the material weaknesses existing as of September 30, 2023, includes the following:

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

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following Freedom Holding Corp. financial information for the periods ended September 30, 2023, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: November 9, 2023	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: November 9, 2023	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer