Form 10-Q
period 2023-12-31
Freedom Holding Corp.
filed 2024-02-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Yes ☐  No ☒
As of February 8, 2024, the registrant had 59,659,191 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2023	March 31, 2023

ASSETS
Cash and cash equivalents (including $— and $35,549 with related parties)	$561,883	$581,417
Restricted cash (including $67,215 and $114,885 with related parties)	384,553	445,528
Trading securities (including $16,220 and $556 with related parties)	3,680,453	2,412,556
Available-for-sale securities, at fair value	202,497	239,053
Margin lending, brokerage and other receivables, net (including $43,241 and $295,611 due from related parties)	961,392	376,329
Loans issued (including $144,289 and $121,316 to related parties)	1,346,005	826,258
Fixed assets, net	78,099	54,017
Intangible assets, net	46,771	17,615
Goodwill	52,238	14,192
Right-of-use asset	34,180	30,345
Insurance contract assets	12,728	13,785
Other assets, net (including $533 and $16,102 with related parties)	88,244	73,463
TOTAL ASSETS	$7,449,043	$5,084,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,889,173	$1,517,416
Customer liabilities (including $112,701 and $130,210 to related parties)	2,248,042	1,925,247
Margin lending and trade payables (including $474 and $3,721 to related parties)	145,804	122,900
Liabilities from insurance activity	242,179	182,502
Current income tax liability	27,711	4,547
Debt securities issued	266,310	60,025
Lease liability	34,614	30,320
Liability arising from continuing involvement	494,513	440,805
Other liabilities (including $11,783 and $46 to related parties)	61,447	30,060
TOTAL LIABILITIES	$6,409,793	$4,313,822
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,659,191 and 59,659,191 shares issued and outstanding as of December 31, 2023, and March 31, 2023, respectively	59	59
Additional paid in capital	167,465	164,162
Retained earnings	903,517	647,064
Accumulated other comprehensive loss	(34,845)	(34,000)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,036,196	$777,285

Non-controlling interest	3,054	(6,549)
TOTAL SHAREHOLDERS’ EQUITY	$1,039,250	$770,736

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,449,043	$5,084,558
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Revenue:
Fee and commission income (including $30,112 and $44,590 from related parties)	$120,159	$80,883	$330,565	$253,486
Net (loss)/gain on trading securities	(5,089)	25,456	77,498	38,894
Interest income (including $7,566 and $10,796 from related parties)	226,445	80,255	588,857	187,817
Insurance underwriting income	79,017	28,557	181,882	78,998
Net gain on foreign exchange operations	38,825	20,866	54,430	30,014
Net loss on derivative	(42,568)	(21,469)	$(71,795)	(22,523)
Other income/(expense)	1,845	(570)	8,988	(79)
TOTAL REVENUE, NET	418,634	213,978	1,170,425	566,607

Expense:
Fee and commission expense (including $55 and $2,304 from related parties)	42,818	18,314	103,116	60,068
Interest expense	131,223	52,037	365,650	132,971
Insurance claims incurred, net of reinsurance	40,989	17,419	96,491	51,586
Payroll and bonuses	45,083	21,610	116,711	55,252
Professional services	6,217	5,901	24,793	14,174
Stock compensation expense	1,039	2,939	3,303	6,519
Advertising expense	11,066	3,730	27,805	9,479
General and administrative expense (including $1,502 and $600 from related parties)	32,106	16,428	86,211	40,943
(Recovery)/Allowance for expected credit losses	(3,526)	24,140	15,462	30,294
TOTAL EXPENSE	307,015	162,518	839,542	401,286

INCOME BEFORE INCOME TAX	111,619	51,460	330,883	165,321

Income tax expense	(15,544)	(5,069)	(51,408)	(26,567)

INCOME FROM CONTINUING OPERATIONS	96,075	46,391	279,475	138,754

Income before income tax expense of discontinued operations	—	13,667	—	14,467

Income tax benefit/(expense) of discontinued operations	—	2,342	—	(4,538)

Income from discontinued operations	—	16,009	—	9,929

NET INCOME	96,075	62,400	279,475	148,683

Less: Net loss attributable to non-controlling interest in subsidiary	(293)	(464)	(842)	(1,508)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$96,368	$62,864	$280,317	$150,191

OTHER COMPREHENSIVE INCOME
Change in unrealized gain/(loss) on investments available-for-sale, net of tax effect	1,486	(54)	5,893	2,309

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment for net realized (loss)/gain on available-for-sale investments disposed of in the period, net of tax effect	(1,881)	320	(3,145)	197
Foreign currency translation adjustments	28,100	(5,611)	(3,593)	(301)
OTHER COMPREHENSIVE INCOME/(LOSS)	27,705	(5,345)	(845)	2,205

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$123,780	$57,055	$278,630	$150,888

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(293)	(464)	(842)	(1,508)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$124,073	$57,519	$279,472	$152,396

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	1.65	0.79	4.79	2.37
Earnings from continuing operations per common share - diluted	1.63	0.78	4.73	2.33

Earnings from discontinued operations per common share - basic (Restated)	—	0.27	—	0.17
Earnings from discontinued operations per common share - diluted (Restated)	—	0.27	—	0.17

Earnings per common share - basic (Restated)	1.65	1.06	4.79	2.54
Earnings per common share - diluted (Restated)	1.63	1.05	4.73	2.50

Weighted average number of shares (basic)	58,578,691	58,678,730	58,557,577	58,642,637
Weighted average number of shares (diluted)	59,289,256	59,522,701	59,287,086	59,527,743

Please see Note 2 for further information regarding the restatement.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Nine Months Ended December 31,
	2023	2022

Cash Flows From Operating Activities
Net income	$279,475	$148,683
Net income/(loss) from discontinued operations	$—	$9,929
Net income from continued operations	$279,475	$138,754
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	11,089	3,502
Amortization of deferred acquisition costs	66,023	14,061
Noncash lease expense	6,536	3,453
Change in deferred taxes	3,051	(3,392)
Stock compensation expense	3,303	6,520
Unrealized gain on trading securities	(16,222)	(65,684)
Unrealized gain on derivatives	(886)	—
Net realized gain on available-for-sale securities	(3,145)	—
Net change in accrued interest	(108,129)	(35,984)
Revaluation of purchase price previously held interest in Arbuz	(1,040)	—
Change in insurance reserves	58,118	42,236
Change in unused vacation reserves	5,538	—
Allowance for expected credit losses	15,462	30,294
Changes in operating assets and liabilities:
Trading securities	(1,149,192)	(630,879)
Margin lending, brokerage and other receivables (including $251,744 and $(53,490) changes from related parties)	(603,701)	(270,725)
Insurance contract assets	1,508	6,460
Other assets	(83,169)	(25,119)
Securities sold, not yet purchased – at fair value	—	(13,865)
Brokerage customer liabilities (including $(17,509) and $25,236 changes from related parties)	71,982	240,362
Current income tax liability	23,149	(14,556)
Margin lending and trade payables (including $(2,765) and $(34,382) changes from related parties)	30,593	92,225
Lease liabilities	(6,458)	(3,470)
Liabilities from insurance activity	1,879	(22,581)
Other liabilities	20,881	10,432
Net cash flows used in operating activities from continuing operations	(1,373,355)	(497,956)
Net cash flows from operating activities from discontinued operations	—	32,165
Net cash flows used in operating activities	(1,373,355)	(465,791)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(36,270)	(27,345)
Net change in loans issued to customers	(547,754)	(564,759)
Purchase of available-for-sale securities, at fair value	(169,653)	(205,781)
Proceeds from sale of available-for-sale securities, at fair value	211,390	196,799
Investment in London Almaty	—	(16,343)
Consideration paid for acquisition of Freedom Life	—	(13,630)
Consideration paid for Internet Tourism	(1,028)	—
Consideration paid for Aviata	(16,098)	—
Consideration paid for Arbuz	(13,281)	—
Consideration paid for Ticketon	(3,003)	—
Prepayment on acquisition	(17,810)	—

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	(1,987)	—
Cash, cash equivalents and restricted cash received from acquisitions	2,461	11,385
Net cash flows used in investing activities from continuing operations	(593,033)	(619,674)

Net cash flows used in investing activities from discontinued operations	—	(21,647)
Net cash flows used in investing activities	(593,033)	(641,321)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	1,370,587	388,675
Proceeds from issuance of debt securities	206,371	23,861
Repurchase of debt securities	—	(23,387)
Repurchase of mortgage loans under the State Program	(30,317)	(7,117)
Funds received under state program for financing of mortgage loans	75,817	318,330
Net change in bank customer deposits	271,572	779,044
Purchase of non-controlling interest in Arbuz	(3,228)	—
Capital contributions	—	677
Proceeds from loans received	1,526	—

Net cash flows from financing activities from continuing operations	1,892,328	1,480,083
Net cash flows from financing activities from discontinued operations	—	26,105
Net cash flows from financing activities	1,892,328	1,506,188
Effect of changes in foreign exchange rates on cash and cash equivalents from continued operations	(6,449)	23,591
Effect of changes in foreign exchange rates on cash and cash equivalents from discontinued operations	—	61,473

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(80,509)	484,140

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUED OPERATIONS	1,026,945	773,414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	—	456,886
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,026,945	1,230,300

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUED OPERATIONS	$946,436	$1,114,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$—	$600,366
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$946,436	$1,714,440

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Nine Months Ended December 31,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest	$350,106	$133,286
Income tax paid	$23,652	$47,262

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$9,426	$19,089
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022

Cash and cash equivalents	$561,883	$664,095
Restricted cash	384,553	449,979
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$946,436	$1,114,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)	$911,084	$3,347	$914,431

Stock based compensation	—	—	1,039	—	—	1,039	—	1,039
Foreign currency translation adjustments, net of tax effect	—	—	—	—	28,100	28,100	—	28,100
Other comprehensive loss	—	—	—	—	(395)	(395)	—	(395)
Net income/(loss)	—	—	—	96,368	—	96,368	(293)	96,075

At December 31, 2023	59,659,191	$59	$167,465	$903,517	$(34,845)	$1,036,196	$3,054	$1,039,250

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	—	—	3,303		—	3,303	—	3,303
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Purchase of ReKassa shares	—	—	—		—	—	256	256
Foreign currency translation adjustments, net of tax effect	—	—	—		(3,593)	(3,593)	—	(3,593)
Other comprehensive income	—	—	—	—	2,748	2,748	—	2,748
Net income/(loss)	—	—	—	280,317	—	280,317	(842)	279,475

At December 31, 2023	59,659,191	$59	$167,465	$903,517	$(34,845)	$1,036,196	$3,054	$1,039,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

Balance As At September 30, 2022	59,542,212	$59	$155,635	$529,251	$(55,575)	$629,370	$(8,039)	$621,331

Stock based compensation	—	—	$3,945	—	—	3,945	—	3,945
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(5,611)	(5,611)	—	(5,611)
Other comprehensive income	—	—	—	—	266	266	—	266
Net income	—	—	—	62,864	—	62,864	(464)	62,400

Balance As At December 31, 2022	59,542,212	$59	$159,580	$592,115	$(60,920)	$690,834	$(8,503)	$682,331

Balance As At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)	$546,608

Stock based compensation	—	—	$10,746	—	—	10,746	—	10,746
Contribution of shareholder	—	—	677	—	—	677	—	677
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(301)	(301)	—	(301)
Other comprehensive income	—	—	—	—	2,506	2,506	—	2,506
Net income/(loss)	—	—	—	150,191	—	150,191	(1,508)	148,683

Balance As At December 31, 2022	59,542,212	$59	$159,580	$592,115	$(60,920)	$690,834	$(8,503)	$682,331

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking, underwriting services, commercial banking, insurance products, a payment platform, a conference platform and an online ticket sale platform. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus and the United States. The Group has a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, United States, Greece, Spain, France, Poland, Armenia, Azerbaijan, Turkey and United Arab Emirates. The Company also has subsidiaries in the United States which include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE") and the Astana International Exchange ("AIX").
As of December 31, 2023, the Company owned directly, or through subsidiaries, the following companies:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Name of subsidiary	Jurisdiction of Incorporation	Number of subsidiaries	Business Area
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	3	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	—	Securities broker-dealer
Bank Freedom Finance Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	1	Commercial bank
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	—	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	—	General insurance
Ticketon Events LLP ("Ticketon")	Kazakhstan	3	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	—	Issuance and placement of debt securities
Freedom Finance Commercial LLP	Kazakhstan	—	Sales consulting
ITS Tech Limited	Kazakhstan	—	IT support
Freedom Technologies LLP ("Paybox")	Kazakhstan	5	Payment services
Aviata LLP ("Aviata")	Kazakhstan	—	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism)	Kazakhstan	—	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	3	Online retail trade and e-commerce
Comrun LLP ("ReKassa")	Kazakhstan	—	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	2	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	6	Non-financial
Freedom Advertising Ltd	Kazakhstan	—	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	—	Non-profit
FRHC Fractional SPC LTD	Kazakhstan	—	Issuance and placement of debt securities
Foreign Enterprise LLC Freedom Finance	Uzbekistan	—	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	—	Securities broker-dealer
Freedom Finance Azerbaijan LLC	Azerbaijan	—	Financial educational center
Freedom Finance FZE.	UAE	—	Office of international organization
Freedom Management Ltd.	UAE	—	Consulting
Freedom Finance Turkey LLC	Turkey	—	Financial consulting
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	2	Securities broker-dealer
Freedom Finance Technologies Ltd	Cyprus	—	IT development
Freedom Property Ltd	Cyprus	—	Asset management
Freedom Finance Germany GmbH	Germany	—	Tied agent of Freedom EU
Freedom Prime UK Limited ("Prime UK")	UK	—	Management consulting
Freedom Structured Products PLC	Cyprus	—	Financial services
Prime Executions, Inc. ("PrimeEx")	USA	—	Securities broker-dealer and investment banking
FFIN Securities, Inc.	USA	—	Dormant
Freedom U.S. Market LLC	USA	1	Management company
LD Micro ("LD Micro")	USA	—	Event platform

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As at December 31, 2023 the Company owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. Given the ongoing uncertainty surrounding the situation in Ukraine, the management of the Company believes that as of December 31, 2023 the Company does not maintain effective control over Freedom UA.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of December 31, 2023 there are no VIEs in respect of the Company. As at March 31, 2023 and for the years ended March 31, 2023, 2022 and 2021, the only VIE in respect of the Company was Freedom UA.
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
Loss of control of Freedom UA
Amidst the Russia-Ukraine conflict and subsequent economic sanctions, Freedom UA was added to the Ukrainian government's sanctioned entities and individuals list, resulting in restrictive measures being imposed on it by the Ukrainian authorities, including suspension of its brokerage license. Effective April 1, 2023, the Company removed its equity interest in Freedom UA from its consolidated financial statements and recognized a loss of control of such company. The Company accounted for the deconsolidation of Freedom UA by recognizing loss in net income attributable to the Company as the difference between net liabilities of Freedom UA as of April 1, 2023 (date of loss of control) and net liabilities as of December 31, 2023.
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
• Commissions on agency fees (the Company earns commissions on agency fees through its facilitation of transactions between clients);
• Commissions on payment processing; and
• Commissions on investment banking services (underwriting, market making, and bondholders' representation services).

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

Loans

The Group's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, loans issued to policyholders, right of claim for purchased retail loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential properties, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals, individual entrepreneurs and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Loans to policyholders are represented by loans issued by insurer to its policyholders under an accumulative insurance contract. Policy loans are provided within the redemption amount, which is a security for the return of the received loan and covers the loans amount and interest. Car loans consists of loans provided to individuals to purchase new or used car. Right of claim for purchased retail loans represented by microfinance organization Freedom Finance Credit (“FFIN Credit") loans.

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

Allowance for credit losses for loans that share common risk characteristics

Pooling loans with common risk characteristics for estimating allowance for credit losses is primarily based on the segmentation by product type and the type of collateral provided. The Group estimates current expected credit loss for loans with common risk characteristics using the PD/LGD methodology, which is based on relevant information about historical experience, current conditions, as well as reasonable forecasts that allow estimating the Group's potential losses on the loan portfolio.

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days for individuals and individual entrepreneurs and over 60 days for legal entities is determined, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolios may include the following: GDP, Brent oil price and the consumer price index. These macroeconomic indicators are recalculated once per year and used throughout the year. Also, they are used for all loan types. For defaulted loans, PD 100% is applied, for non-impaired loans PD for the average life of the pool is recognized at inception. As of the reporting date, the Company apply statistics for State Credit Bureau JSC.
To estimate the loss from default (LGD) for loans with common risk characteristics, the Group uses for collateralized loans - returns through the sale of collateral and for uncollateralized loans - through repayment of debt in cash.
When calculating LGD from the sale of collateral for collateralized loans, the Group takes into account the latest market value of the collateral on the calculation date. First, liquidity ratios are applied to market values based on the type of collateral, after which the value of the collateral is discounted at the original effective interest rate of the loan agreement for the risk periods corresponding to the types of collateral. The calculation methodology is the same for both non-impaired and defaulted loans.
In calculating LGD from cash repayments of uncollateralized loans, the Group uses the average monthly share of repayments of defaulted loans over the past 5 years, assuming that they are discounted at the weighted average effective interest rate.

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

Loan portfolio risk elements and credit risk management

Credit risk management. When implementing credit risk management processes, the Group is guided by internal policies and procedures, which define the main goals, objectives, principles, priority areas for the formation of an internal effective credit risk management system that corresponds to the current market situation and the Group's development strategy, and ensures effective identification, measurement, monitoring and control of the Group's credit risk. In order to minimize credit risk, the Group has developed procedures for managing internal risk appetite limits for currencies, countries, sectors of the economy, business categories and products, types of collateral, concentration of risk on the top 20 borrowers, debts of a group of related borrowers, etc. Control over the level of limits on credit risk is carried out by the Group's risk division through the preparation of monthly management reports, which include, but are not limited to, information on the quality of the loan portfolio, its classification in accordance with the requirements of reporting standards, on the amount of exposure to credit risk, including a group of related borrowers, on the concentration of credit risk of the largest borrowers and borrowers as related parties to the Group, on the internal rating of borrowers, etc. When analyzing a borrower, the Group uses the following information to assess creditworthiness: the borrower's existing loans, the presence of overdue debt, income, age, work experience and dynamics of credit behavior.

Mortgage loans. The Group provides mortgage loans for the purchase of real estate in both the primary and secondary markets. This is done through the Group's own and government lending programs, relevant lending products as described in the Group's internal normative documents. The main share of the Group's loan portfolio is represented by mortgage loans issued within the framework of state support programs, funded from the funds of quasi-state organizations. Valuation of real estate collateral is carried out directly by independent appraisal companies with subsequent confirmation by the Group's collateral service. The collateral policy and methodology of the process for working with collateral comply with the regulatory requirements of the regulator and the banking legislation of the country. In the process of making decisions on the solvency and creditworthiness of borrowers, an automatic check is carried out through external and internal databases. To do this, the results of both the Group's own and third-party credit scoring models are taken into account. The Group does not use third party loan underwriting services. Residential mortgages include only fixed rate loans secured by real estate purchases. When making a decision to issue a mortgage on housing, the Group takes into account the qualifications of the borrower, as well as the value of the underlying property.

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

Uncollateralized bank customer loans. The Group primarily offers unsecured loans for individual entrepreneurs, constituting the majority of its uncollateralized bank customer loans. Several scoring models are used to make decisions about this product to determine the risk segment for each customer. The income of the client and the class of the borrower are also estimated based on his property status. The Group uses data from official sources to determine the payment fund for an individual entrepreneur and turnover through an online cash register, which helps to assess the solvency of customers.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In the loan portfolio of individuals, a part is represented by loans issued without collateral for consumer purposes. The main condition for issuing loans to potential borrowers is compliance with the regulator's requirement that the amount of monthly loan payments does not exceed 50% of the borrower's income after a credit analysis. In case of violation of this condition, the Group rejects the loan request.

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
Derivative financial instruments
In the normal course of business, the Group invests in various derivative financial contracts. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative.
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
Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in net gain/(loss) on trading securities. Interest earned and dividend income are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in interest income and other income, respectively, according to the terms of the contract and when the right to receive the payment has been established.
Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value of the funds provided by the fund managers with gains or losses included in net gain/(loss) on trading securities in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Margin lending, brokerage and other receivables comprise margin lending receivables, brokerage commissions and other receivables related to the securities brokerage and banking activity of the Group. At initial recognition, margin lending, brokerage and other receivables are recognized at fair value. Subsequently, margin lending, brokerage and other receivables are carried at cost net of any allowance for credit losses.
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
As of December 31, 2023 and March 31, 2023, the margin lending receivables balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including $193.7 thousands and $37.1 thousands of margin lending receivables collateralized by FRHC securities, respectively. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Group’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the three months ended December 31, 2023 the Group did not record any charges for impairment of long-lived assets.

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

The Group conducts impairment testing on an annual basis or whenever indicators of potential impairment arise. The impairment testing involves comparing the carrying amount of each subsidiary, including its allocated goodwill, to its fair value. If the carrying amount exceeds the fair value, an impairment loss is recognized.

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

As of December 31, 2023 and March 31, 2023, goodwill recorded in the Company's Consolidated Balance Sheets totaled $52,238 and $14,192 respectively.

During the three months ended December 31, 2023, the Group did not recognize an impairment loss related to goodwill.

The goodwill value at December 31, 2023 increased compared to March 31, 2023, due to the acquisitions of Arbuz, Aviata, Internet-Tourism and ReKassa and as a result of foreign exchange currency translation.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The changes in the carrying amount of goodwill for the three months ended December 31, 2023 and the year ended March 31, 2023, were as follows:

	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	US	Middle East/ Caucasus	Total
Goodwill, gross
Balance as of March 31, 2022	$5,104	$—	$1,626	$—	$6,730
Foreign currency translation difference	386	—	—	—	386
Acquired	3,176	—	—	—	3,176
Balance as of December 31, 2022	8,666	—	1,626	—	10,292

Balance as of March 31, 2023	$7,624	$—	$7,400	$—	$15,024
Write-off due to deconsolidation of Freedom UA	(832)	—	—	—	(832)
Foreign currency translation difference	89	—	—	—	89
Acquired	37,957	—	—	—	37,957
Balance as of December 31, 2023	44,838	—	7,400	—	52,238

Accumulated impairment
Balance as of March 31, 2022	$832	$—	$—	$—	$832
Impairment expense	—	—	—	—	—
Balance as of December 31, 2022	832	—	—	—	832

Balance as of March 31, 2023	$832	$—	$—	$—	$832
Impairment expense	—	—	—	—	—
Write-off due to deconsolidation of Freedom UA	(832)	—	—	—	(832)
Balance as of December 31, 2023	—	—	—	—	—

Goodwill, net of impairment
Balance as of December 31, 2022	$7,834	$—	$1,626	$—	$9,460
Balance as of March 31, 2023	$6,792	$—	$7,400	$—	$14,192
Balance as of December 31, 2023	$44,838	$—	$7,400	$—	$52,238
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
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of December 31, 2023 and March 31, 2023, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of December 31, 2023 and March 31, 2023.
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

	March 31, 2023	ASC 326 Adoption Impact	April 1, 2023

Allowance for credit losses for loans
Mortgage loans	$554	$2,216	$2,770
Car loans	759	6,462	7,221
Collateralized bank customer loans	—	35	35
Uncollateralized banks customer loans	233	7,436	7,669
Right of claim for purchased retail loans	1,246	9,046	10,292

Allowance for credit losses for other financial assets	—	249	249

Total allowance for credit losses	$2,792	$25,444	$28,236

Retained earnings

Total allowance increase		25,444
Decrease to retained earnings, pre-tax		25,444
Tax effect		(2,671)
Foreign currency translation difference effect		(1)
Decrease to retained earnings, net of tax effect		$22,772

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

In June 2022, FASB Issued Accounting Standard Updated No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB has issued this standard to (1) clarify the guidance in Topic 820 – Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company does not expect that ASU 2022-03 will have a material impact on its consolidated financial statements and related disclosures.

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
Accordingly, ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not expect that ASU 2022-04 will have an impact on the Company's consolidated financial statements and related disclosures.

In August, 2018, the FASB issued ASU 2018-12 “Financial Services—Insurance (Topic 944”): Targeted Improvements to the Accounting for Long-Duration Contracts ” to make targeted improvements to its guidance on long-duration contracts issued by an insurance entity in response to stakeholder feedback indicating that more timely, transparent, and decision-useful information about long-duration contracts was needed. Subsequently, FASB issued ASU 2019-09 and ASU 2020-11 amended ASU 2018-12 to defer its effective date. In December 2022, FASB Issued Accounting Standard Updated No. 2022-05 “Financial Services—Insurance (Topic 944): Transition for Sold Contracts”, which introduces an optional accounting policy election under which insurers can choose not to apply the amendments made by ASU 2018-12 to certain contracts that are derecognized as a result of a sale or disposal before the effective date of ASU 2018-12.2 Insurers that make this accounting policy election would also be subject to additional disclosure requirements. ASU 2022-05 is effective for all entities that adopt ASU 2018-12. Specifically, the effective dates are as follows: for public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer and are not smaller reporting companies, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early application is permitted. The Company evaluated the impact that ASU 2022-05 has on the Company's consolidated financial statements and related disclosures, as a result of the evaluation the ASU 2022-05 does not have an impact on consolidated financial statements. Since its initial issuance, the FASB has deferred the ASU 2018-12 effective date for two years. The amendments are now effective for SEC filers that are not small reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. For all other entities the effective date is now for fiscal years beginning after December 15, 2024, or interim periods after December 15, 2025. As of November 15, 2019, the Company met the definition of a smaller reporting company and is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

In March 2023, FASB Issued Accounting Standard Updated No. 2023-01 “Lease (Topic 842): Common Control Arrangements”. Topic 842 requires that entities determine whether a related party arrangement between entities under common control (hereinafter referred to as a common control arrangement) is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions).That represents a change from the requirements of Topic 840, Leases, which required that an entity classify and account for an arrangement on the basis of economic substance when those terms and conditions were affected by the related party nature of the arrangement. The amendments in this Update affect all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments apply to all entities (that is, public business entities, private companies, not-for-profit entities, and employee benefit plans). The amendments in this Update for both Issue 1 and Issue 2 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
year that includes that interim period. The Company considers that ASU No. 2023-01 did not have an impact on its consolidated financial statements and related disclosures.

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

In October 2023, FASB issued Accounting Standard Update No. 2023-06 “Disclosure Improvements” that modifies the disclosure or presentation requirements of several Topics in the Codification.
The following is the summary of amendments made to codification subtopics:
•230-10 Statement of Cash Flows – Overall. Requires an accounting policy disclosure in annual periods of where the cash flow is associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.
•250-10 Accounting Changes and Error Corrections— Overall. Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements.
•260-10 Earnings Per Share— Overall. Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. Amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings-per-share computation.
•270-10 Interim Reporting— Overall. Conforms to the amendments made to Topic 250.
•440-10 Commitments—Overall. Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized.
•470-10 Debt—Overall. Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. Entities that are not public business entities are not required to provide information about the weighted-average interest rate.
•505-10 Equity—Overall. Requires entities that issue preferred stock to disclose preference in involuntary liquidation if the liquidation preference is other than par or stated value.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
•815-10 Derivatives and Hedging—Overall. Adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows in Topic 230.
•860-30 Transfers and Servicing—Secured Borrowing and Collateral. Requires (a) that accrued interest be included in the disclosure of liabilities incurred in securities borrowing or repurchase or resale transactions; (b) Separate presentation of the aggregate carrying amount of reverse repurchase agreements on the face of the balance sheet if that amount exceeds 10 percent of total assets; (c) Disclosure of the weighted-average interest rates of repurchase liabilities for public business entities; (d) Disclosure of amounts at risk with an individual counterparty if that amount exceeds more than 10 percent of stockholder’s equity; (e) Disclosure for reverse repurchase agreements that exceed 10 percent of total assets on whether there are any provisions in a reverse repurchase agreement to ensure that the market value of the underlying assets remains sufficient to protect against counterparty default and, if so, the nature of those provisions.
•932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements. Requires that paragraphs 932-235-50-3 through 50-36 be applicable for each annual period presented in the financial statements.
•946-20 Financial Services— Investment Companies— Investment Company Activities. Requires that investment companies disclose the components of capital on the balance sheet.
•974-10 Real Estate—Real Estate Investment Trusts—Overall. Requires disclosure for annual reporting periods of the tax status of distributions per unit (for example, ordinary income, capital gain, and return of capital) for a real estate investment trust.
Entities under SEC disclosure requirements and those filing financial statements with the SEC for issuing securities without transfer restrictions will adopt the amendments on the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, without the option for early adoption. Other entities will implement the changes two years later.
The amendments should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K, the pending amendment will be removed from the Codification and won’t be effective for any entity. The Company is currently evaluating the impact that ASU No. 2023-06 will have on its consolidated financial statements and related disclosures.

In October 2023, FASB issued an Accounting Standard Update No. 2023-07 “Segment Reporting (Topic 280)” that provides improvements to segment reporting disclosure, as segment information is one of the crucial pieces of information that investors look for in financial reports.
The amendments in this Update can be summarized as follows:
•Public entity is required to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (“significant expense principle”).
•Public entity is required to disclose, on an annual and interim basis, an amount of other segment items by reportable segment and a description of its composition. This category is the difference between segment revenue less expenses (disclosed under significant expense principle) and each reported measure of segment profit or loss.
•Public entities are required to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
•Entities to clarify if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, among these measures, at least one should align with the principles used to measure similar amounts in the company's consolidated financial statements, following GAAP. This means that while a company must report the primary measure consistent with GAAP, they can also disclose other segment profit or loss measures utilized by their management for assessing segment performance and resource allocation.
•Public entity is required to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
•Public entity that has a single reportable segment is required to provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.
The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities should apply the amendments retrospectively to all prior periods presented. The Company is currently evaluating the impact that ASU No. 2023-07 will have on its consolidated financial statements and related disclosures.

In December 2023, FASB issued an Accounting Standard Update No. 2023-08 “Intangibles—Goodwill and Other— Crypto Assets (Subtopic 350-60)” that provides improvements to the accounting and disclosure of crypto assets. The amendments in this update are applicable to the assets that meet the following criteria: meet the definition of intangible assets as defined in the Codification; do not provide the holder with enforceable rights to or claims on underlying assets, services or other assets; are created or reside on a distributed ledger based on a blockchain or similar technology;

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
are secured through cryptography; are fungible; are not issued or created by the reporting entity or its related parties.
The amendments require that assets that meet the criteria above are measured at fair value with changes recognized in the net income each reporting period. Entity is also required to present crypto assets measured at fair value separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The amendments also require specific presentation of cash receipts arising from crypto assets that are received as non-cash considerations in the ordinary course of business and are converted almost immediately into cash, however, there are no changes to the presentation requirements for the statement of cash flow. For annual and interim reporting periods, entities are required to disclose: (1) name, cost basis, fair value, number of units of each significant crypto asset holding and aggregate fair values and cost bases asset holdings that are not individually significant; (2) the fair value of those crypto assets, that are subject to contractual sale restrictions. For annual reporting periods, entities are required to disclose: (1) a rollforward (aggregate) of activity in the reporting period, including additions (with description of activities that led to additions), dispositions, gains and losses; (2) for any dispositions of crypto asset holdings, the difference between the disposal price and the cost basis (with the description that led to disposition); (3) if gains and losses are not presented separately, the income statement line where those gains and losses are recognized; (4) the method for determining the cost basis of crypto assets.
The amendments in this Update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual periods. The amendment requires a cumulative- effect adjustment to the opening balance of the retained earnings as of the beginning of the annual reporting in which the entity adopts the amendments. The Company is currently evaluating the impact that ASU No. 2023-08 will have on its consolidated financial statements and related disclosures.

In December 2023, FASB issued an Accounting Standard Update No. 2023-09 “Income Taxes (Topic 740)” to enhance the transparency and decision usefulness of income tax disclosure. The amendments in this Update mandate public entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet quantitative threshold in the annual tax rate reconciliations. Update requires to present a table showing percentages and currency amounts, outlining tax related aspects such as state/local income tax, foreign tax effect, changes in tax law, credits, valuation allowances, nontaxable and nondeductible items, unrecognized tax benefits. Items that impact tax calculations by 5% and more are required to be disclosed separately, with certain categories required to be disaggregated by jurisdiction or nature. Reconciling items are categorized based on state/local, foreign, or federal/national tax levels. Some items can be presented on a net basis, while others need gross presentation. Entities must provide explanations of the major state/local jurisdictions affecting taxes and explain individual reconciling items. For non-public business entities, qualitative disclosure on significant differences between statutory and effective tax rates is required. Additionally, the amendments in this Update require that all entities must disclose amount of income taxes paid disaggregated by federal(national) state and by individual jurisdictions in which income taxes paid if equal to or greater than 5% of total income taxes paid. The amendments also require entities to disclose income from continuing operations before income tax expense, and income tax expenses categorized by federal/national, state, and foreign levels. Moreover, certain previous disclosure requirements, like estimating changes in unrecognized tax benefits and cumulative temporary differences in deferred tax liabilities, are eliminated. The amendment in this Update also replaces the term "public entity" with "public business entity" in Topic 740 definitions.
The amendments in this Updated are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, amendments are effective beginning December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. Retrospective application is permitted. The Company is currently evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statements and related disclosures.

Restatement

During the course of the Company’s preparation of Form 10-Q for the period ended December 31, 2023, it was determined that there was an error in the Company's quarterly report on Form 10-Q for the three month and nine ended month periods ended December 31, 2022, within the Company’s Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income Consolidated. Specifically, the Company identified a mathematical error in earnings from discontinued operations per common share – basic, earnings from discontinued operations per common share – diluted, earnings per common share – basic, and earnings per common share – diluted.
The Company has evaluated the effect of the mathematical error and determined that that restatement was necessary for the three month and nine month periods ended December 31, 2022. The Company determined that the restatement did not have any impact on retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Balance Sheets, as of the beginning of the earliest period presented.

The following tables summarize the impact of the correction of mathematical errors for the three and nine months ended December 31, 2022:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2022
	As previously reported	Correction of error related to EPS	As restated

Earnings from discontinued operations per common share - basic, USD	0.59	(0.32)	0.27
Earnings from discontinued operations per common share - diluted, USD	0.58	(0.31)	0.27

Earnings per common share - basic, USD	1.38	(0.32)	1.06
Earnings per common share - diluted, USD	1.36	(0.31)	1.05

	Nine months ended December 31, 2022
	As previously reported	Correction of error related to EPS	As restated

Earnings from discontinued operations per common share - basic, USD	0.49	(0.32)	0.17
Earnings from discontinued operations per common share - diluted, USD	0.48	(0.31)	0.17

Earnings per common share - basic, USD	2.86	(0.32)	2.54
Earnings per common share - diluted, USD	2.81	(0.31)	2.50

NOTE 3 – CASH AND CASH EQUIVALENTS
As of December 31, 2023, and March 31, 2023, cash and cash equivalents consisted of the following:

	December 31, 2023	March 31, 2023

Short term deposits in National Bank (Kazakhstan)	$237,145	$357,454
Short term deposits in commercial banks	129,915	83,755
Securities purchased under reverse repurchase agreements	107,262	29,812
Petty cash in bank vault and on hand	49,717	35,998
Short term deposits in stock exchanges	34,696	31,691
Short term deposits on brokerage accounts	2,793	37,417
Overnight deposits	429	1,926
Cash in transit	219	3,364
Short term deposits in the Central Depository (Kazakhstan)	54	—
Allowance for Cash and cash equivalents	(347)	—

Total cash and cash equivalents	$561,883	$581,417
As of December 31, 2023, and March 31, 2023, cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of December 31, 2023, and March 31, 2023 are presented below:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	December 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	9.77%	$39,123
Corporate equity	16.32%	34,417
US sovereign debt	5.37%	23,693
Corporate debt	5.30%	10,029
Total		$107,262

	March 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	2.06%	$17,102	$—	$17,102
Corporate equity	17.17%	6,963	—	6,963
Non-US sovereign debt	6.12%	3,483	—	3,483
Corporate debt	2.52%	2,079	185	2,264
Total		$29,627	$185	$29,812
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of December 31, 2023, and March 31, 2023, was $107,420 and $31,165, respectively.
As of December 31, 2023 and March 31, 2023, securities purchased under reverse repurchase agreements included accrued interest in the amount of $82 and $11, with a weighted average maturity of 4 days and 9 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 4 – RESTRICTED CASH
Restricted cash for the periods ended December 31, 2023, and March 31, 2023, consisted of:

	December 31, 2023	March 31, 2023

Brokerage customers’ cash	$280,404	$328,435
Guaranty deposits	104,838	116,628
Restricted bank accounts	8,013	10,436
Deferred distribution payments	23	23

Allowance for restricted cash	(8,725)	(9,994)

Total restricted cash	$384,553	$445,528

As of December 31, 2023, and March 31, 2023, part of the Group’s restricted cash is segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of December 31, 2023, and March 31, 2023, trading and available-for-sale securities consisted of:

	December 31, 2023	March 31, 2023

Non-U.S. sovereign debt	$2,370,508	$1,029,857
Corporate debt	1,165,732	1,269,879
Corporate equity	99,589	65,741
U.S. sovereign debt	43,231	45,022
Exchange traded notes	1,393	2,057
Total trading securities	$3,680,453	$2,412,556

	December 31, 2023	March 31, 2023

Corporate debt	$127,402	$191,082
Non-U.S. sovereign debt	62,987	40,162
U.S. sovereign debt	12,108	7,809
Total available-for-sale securities, at fair value	$202,497	$239,053

The following tables present maturity analysis for available-for-sale securities as of December 31, 2023, and March 31, 2023:

	December 31, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	34,691	48,898	43,803	10	127,402
Non-US sovereign debt	43,581	7,054	5,718	6,634	62,987
US sovereign debt	9,145	—	1,700	1,263	12,108
Total available-for-sale securities, at fair value	$87,417	$55,952	$51,221	$7,907	$202,497

	March 31, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$77,006	$82,579	$31,486	$11	$191,082
Non-US sovereign debt	—	33,143	820	6,199	40,162
US sovereign debt	1,947	2,805	1,725	1,332	7,809
Total available-for-sale securities, at fair value	$78,953	$118,527	$34,031	$7,542	$239,053

As of December 31, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,357,330 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $721,133. As of March 31, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $1,015,161 and $834,917, respectively. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of December 31, 2023 and March 31, 2023 the Group recognized $342 and $390, respectively, other-than-temporary impairment in accumulated other comprehensive loss.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2023, and March 31, 2023:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of December 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	12.51%	$2,370,508	$1,443,144	$927,330	$34
Corporate debt	15.52%	1,165,732	397,767	751,490	16,475
Corporate equity	—%	99,589	77,577	1,603	20,409
U.S. sovereign debt	4.71%	43,231	43,231	—	—
Exchange traded notes	—%	1,393	908	485	—

Total trading securities		$3,680,453	$1,962,627	$1,680,908	$36,918

Corporate debt	16.67%	$127,402	$40,645	$86,757	$—
Non-US sovereign debt	13.51%	62,987	50,557	12,430	—
US sovereign debt	4.37%	12,108	12,108	—	—

Total available-for-sale securities, at fair value		$202,497	$103,310	$99,187	$—

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	15.62%	$1,269,879	$1,106,584	$162,895	$400
Non-U.S. sovereign debt	12.04%	1,029,857	971,762	54,319	3,776
Corporate equity	—	65,741	62,971	1,808	962
U.S. sovereign debt	4.22%	45,022	45,022	—	—
Exchange traded notes	—	2,057	447	1,610	—

Total trading securities		$2,412,556	$2,186,786	$220,632	$5,138

Corporate debt	15.78%	$191,082	$129,504	$61,578	$—
Non-U.S. sovereign debt	13.64%	40,162	39,624	538	—
U.S. sovereign debt	4.24%	7,809	7,809	—	—

Total available-for-sale securities, at fair value		$239,053	$176,937	$62,116	$—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of December 31, 2023, and March 31, 2023. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2023	Significant Unobservable Inputs	%

Corporate debt	DCF	$16,220	Discount rate	11.1%
			Estimated number of years	2 years
Corporate debt	DCF	255	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	20,022	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
Non-U.S. sovereign debt	DCF	34	Discount rate	48.8%
			Estimated number of years	11 years
Corporate equity	DCF	387	Discount rate	58.8%
			Estimated number of years	9 years
Total		$36,918

Type	Valuation Technique	FV as of March 31, 2023	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$3,776	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	400	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	962	Discount rate	58.8%
			Estimated number of years	9 years
Total		$5,138

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2023, and the year ended March 31, 2023:

Trading securities
Balance as of March 31, 2023	$5,138
Purchase of investments that use Level 3 inputs	35,805
Deconsolidation of Freedom UA securities	(3,927)
Revaluation of investments that use Level 3 inputs	458
Reclassification to investment in associate	(556)
Balance as of December 31, 2023	$36,918

Balance as of March 31, 2022	$9,142
Reclassification to level 2	(1,339)
Sale of investments that use Level 3 inputs	(5,213)
Purchase of investments that use Level 3 inputs	2,604
Revaluation of investments that use Level 3 inputs	(56)
Balance as of March 31, 2023	$5,138
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2023, and March 31, 2023:

	December 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive loss	Assets measured at fair value	Maturity Date

Corporate debt	$127,073	$(61)	$390	$127,402	2024-2035
Non-US sovereign debt	64,799	(281)	(1,531)	62,987	2024-indefinite
U.S. sovereign debt	12,776	—	(668)	12,108	2024-2044
Total available-for-sale securities, at fair value	$204,648	$(342)	(1,809)	$202,497

	March 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$192,167	$(402)	$(683)	$191,082	2023-2035
Non-U.S. sovereign debt	42,456	—	(2,294)	40,162	2024-indefinite
U.S. sovereign debt	8,391	—	(582)	7,809	2023-2044
Total available-for-sale securities, at fair value	$243,014	$(402)	$(3,559)	$239,053

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of December 31, 2023, and March 31, 2023, consisted of:

	December 31, 2023	March 31, 2023

Margin lending receivables	$941,456	$361,684
Bank commissions receivable	8,385	6,035
Receivables from payment processing services	7,291	1,158
Receivables from brokerage clients	2,946	7,302
Receivable for underwriting and market-making services	539	2,317
Other receivables	12,701	10,340

Allowance for receivables	(11,926)	(12,507)

Total margin lending, brokerage and other receivables, net	$961,392	$376,329

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

The fair value of collateral received by the Group under margin loans as of December 31, 2023, and March 31, 2023 was $6,684,629 and $1,418,129, respectively. Collateral from single counterparty comprised $2,799,940, 42% from total collateral. Where margin lending receivables from single counterparty comprised $200,320, balance $941,456, not related party.
As December 31, 2023, and March 31, 2023, amounts due from a single related party customer were $27,166 and $290,195, respectively or 3% and 78% respectively, of total margin lending, brokerage and other receivables, net. Approximately 63% and 98% of these balances were due from FST Belize, a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Group considers receivables due from related parties fully collectible.
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

As of December 31, 2023, and March 31, 2023, the margin lending receivable balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including a $193.7 thousands and $37.1 thousands margin lending receivable collateralized by FRHC securities. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Company’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
As of December 31, 2023, and March 31, 2023, using historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $11,926 and $12,507, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of December 31, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Weighted Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	693,167	February, 2024 - December, 2048	10.30%	692,016	KZT
Car loans	274,980	January, 2024 - December, 2030	23.70%	264,953	KZT
Uncollateralized bank customer loans	243,029	January, 2024- December, 2043	27.10%	—	KZT
Right of claim for purchased retail loans	142,970	January, 2024 - December, 2028	15.00%	142,970	KZT
Collateralized bank customer loans	21,104	January, 2024 - July, 2043	20.97%	20,748	KZT
Subordinated loan	5,038	December, 2025	3.00%	—	USD
Other	12,391	January, 2024 - September, 2029	9.10%/3%/16%/2.4%	24	UAH/USD/KZT/EUR

Allowance for loans issued	(46,674)

Total loans issued	$1,346,005
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

Since the Group transfers the right of claim with recourse for uncollectible amounts, retains part of interest from those loans, and agrees to service those loans after the sale, the Group has determined that it retains control over the mortgage loans transferred and continues recognizing the loans. As the Group continues to recognize the loans, it also recognizes the associated liability in the amount of $494,513 as of December 31, 2023, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. As of March 31, 2023 the corresponding liability amounted to $440,805.
As of December 31, 2023 and March 31, 2023, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $506,150 and $463,114, respectively.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the consolidated balance sheets within the loans issued. As of December 31, 2023 and March 31, 2023, right of claims for purchased retail loans in the amount of $142,970 and $121,177, respectively.

The total accrued interest for loans issued amounted $7,942 as of December 31, 2023 and $3,548 as of March 31, 2023.
Loans issued as of March 31, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Weighted Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$534,154	April, 2023 - March, 2048	9.00%	534,154	KZT
Right of claims for purchased retail loans	121,177	January, 2023 - March, 2027	15.00%	121,177	KZT
Car loans	102,269	April, 2023- April, 2030	25.00%	102,247	KZT
Uncollateralized bank customer loans	46,970	January, 2023 - March, 2043	25.00%	—	KZT
Collateralized bank customer loans	17,653	May, 2023 - March, 2028	2.00%	17,636	KZT/RUB
Subordinated loan	5,039	December, 2025	3.00%	—	USD
Loans to policyholders	1,488	June, 2023 - February, 2024	15.00%	1,752	KZT
Other	300	March, 2024-September, 2029	2.00%	—	EUR

Allowance for loans issued	(2,792)

Total loans issued	$826,258
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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of December 31, 2023. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Mortgage loans	192,157	459,089	41,921	—	—	—	—	693,167
that are not credit impaired	192,021	457,138	41,687	—	—	—	—	690,846
with significant increase in credit risk	108	1,333	138	—	—	—	—	1,579
that are credit impaired	28	618	96	—	—	—	—	742
Car loans	202,591	72,389	—	—	—	—	—	274,980
that are not credit impaired	200,842	62,915	—	—	—	—	—	263,757
with significant increase in credit risk	942	2,122	—	—	—	—	—	3,064
that are credit impaired	807	7,352	—	—	—	—	—	8,159
Uncollateralized bank customer loans	206,378	36,643	8	—	—	—	—	243,029
that are not credit impaired	201,802	33,768	—	—	—	—	—	235,570
with significant increase in credit risk	2,873	1,030	—	—	—	—	—	3,903
that are credit impaired	1,703	1,845	8	—	—	—	—	3,556
Right of claim for purchased retail loans	117,226	25,361	383	—	—	—	—	142,970
that are not credit impaired	117,199	25,359	383	—	—	—	—	142,941
with significant increase in credit risk	27	2	—	—	—	—	—	29
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	20,760	344	—	—	—	—	—	21,104
that are not credit impaired	20,657	344	—	—	—	—	—	21,001
with significant increase in credit risk	40	—	—	—	—	—	—	40
that are credit impaired	63	—	—	—	—	—	—	63
Subordinated loan	—	5,038	—	—	—	—	—	5,038
that are not credit impaired	—	5,038	—	—	—	—	—	5,038
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	8,078	1,337	—	—	2,976	—	—	12,391
that are not credit impaired	1,290	116	—	—	—	—	—	1,406
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	6,788	1,221	—	—	2,976	—	—	10,985
Total	747,190	600,201	42,312	—	2,976	—	—	1,392,679

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2023.

	March 31, 2023
	That are not credit impaired	With significant increase in credit risk	That are credit impaired	Total
Mortgage loans	$532,621	$1,505	$28	$534,154
Right of claim for purchased retail loans	121,055	122	—	121,177
Car loans	102,269	—	—	102,269
Uncollateralized Bank customer loans	46,882	81	7	46,970
Collateralized Bank customer loans	17,653	—	—	17,653
Subordinated loan	5,039	—	—	5,039
Loans issued to policyholders	1,488	—	—	1,488
Other	300	—	—	300
Total loans	$827,307	$1,708	$35	$829,050

Aging analysis of past due loans as of December 31, 2023 and March 31, 2023, is as follows:

	December 31, 2023
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	1,151	428	742	690,846	693,167
Car loans	1,862	1,202	8,159	263,757	274,980
Uncollateralized bank customer loans	2,100	1,803	3,556	235,570	243,029
Right of claim for purchased retail loans	29	—	—	142,941	142,970
Collateralized bank customer loans	40	—	63	21,001	21,104
Subordinated loan	—	—	—	5,038	5,038
Other	—	—	10,985	1,406	12,391
Total	5,182	3,433	23,505	1,360,559	1,392,679

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$1,265	$240	$28	$532,621	$534,154
Right of claim for purchased retail loans	123	—	—	121,054	121,177
Car loans	—	—	—	102,269	102,269
Uncollateralized Bank customer loans	73	8	7	46,882	46,970
Collateralized Bank customer loans	—	—	—	17,653	17,653
Subordinated loan	—	—	—	5,039	5,039
Loans issued to policyholders	—	—	—	1,488	1,488
Other	—	—	—	300	300
Total	$1,461	$248	$35	$827,306	$829,050
The activity in the allowance for credit losses as of December 31, 2023 and December 31, 2022 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(1,760)	(16,846)	(84)	(13,013)	(10,493)	(11,008)	(53,204)
Recoveries	1,782	9,826	58	7,096	15,617	—	34,379
Foreign currency translation difference	17	16	1	17	87	—	138
December 31, 2023	(2,731)	(14,673)	(60)	(13,120)	(5,082)	(11,008)	(46,674)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
April 1, 2022	(305)	(16)	—	—	(1,308)	—	(1,629)
Charges	(2,816)	(79)	(15)	(2,559)	(11,301)	—	(16,770)
Recoveries	709	23	8	36	3,295	—	4,071
Foreign currency translation difference	(80)	(1)	(1)	(78)	(223)	—	(383)
December 31, 2022	$(2,492)	$(73)	$(8)	$(2,601)	$(9,537)	$—	$(14,711)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, Tajikistan, Turkey, the United Arab Emirates, the United Kingdom and the United States of America.
The tax rates used for deferred tax assets and liabilities as of December 31, 2023, and March 31, 2023, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% for United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
During the nine months ended December 31, 2023, and 2022, the effective tax rate was equal to 15.5% and 16.1%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of December 31, 2023, and March 31, 2023, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.59%	$1,746,953	$177,315	$1,924,268
Corporate debt	15.39%	873,834	71,216	945,050
US sovereign debt	2.70%	19,838	—	19,838
Corporate equity	1.00%	17	—	17
Total securities sold under repurchase agreements		$2,640,642	$248,531	$2,889,173

	March 31, 2023
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Non-US sovereign debt	15.98%	$826,196	$55,265	$881,461
Corporate debt	16.07%	597,559	5,375	602,934
US sovereign debt	1.52%	17,637	—	17,637
Corporate equity	12.24%	15,384	—	15,384

Total securities sold under repurchase agreements		$1,456,776	$60,640	$1,517,416
The fair value of collateral pledged under repurchase agreements as of December 31, 2023, and March 31, 2023, was $2,895,602 and $1,519,926, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of December 31, 2023 and March 31, 2023, securities repurchase agreement obligations included accrued interest in the amount of $6,599 and $25,179, with a weighted average maturity of 11 days. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of December 31, 2023, and March 31, 2023, customer liabilities consisted of:

	December 31, 2023		March 31, 2023

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	1,182,839	0.05% - 16.9%	832,751	0.1% - 16.9%
Total Interest bearing deposits	$1,182,839		$832,751

Non-interest-bearing deposits:
Brokerage customers	693,174		633,542
Current customer accounts	372,029		458,954
Total non-interest-bearing accounts	$1,065,203		$1,092,496

Total customer liabilities	2,248,042		$1,925,247
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $44 to each customer. As at December 31, 2023, and March 31, 2023, respectively, the Group had total amounts in excess of insured bank time deposits of $626,486 and $539,411 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of December 31, 2023, and March 31, 2023, margin lending and trade payables of the Group were comprised of the following:

	December 31, 2023	March 31, 2023

Margin lending payable	$120,034	$117,144
Payables to merchants	16,152	382
Payables to suppliers of goods and services	6,683	2,965
Trade payable for securities purchased	479	482
Other	2,456	1,927
Total margin lending and trade payables	$145,804	$122,900
As at December 31, 2023, and March 31, 2023, margin lending payable due to a single related party was $227 or 0% of total margin lending payable and $3,239 or 3% of margin lending payable, respectively.
The fair value of collateral by the Group under margin loans as of December 31, 2023, and March 31, 2023 was $777,616 and $164,861, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of December 31, 2023, and March 31, 2023, outstanding debt securities issued by the Group included the following:

	December 31, 2023	March 31, 2023	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2028	200,407	—	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	$64,482	$58,582	5.5%	October, 2021	October, 2026
Accrued interest	1,421	1,443
Total debt securities issued	$266,310	$60,025
As of December 31, 2023 and March 31, 2023, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 12.0% and have maturity dates in October 2026 to December 2028, respectively.
The Group’s debt securities as of December 31, 2023, consist of $64,482 Freedom SPC bonds due 2026 and $200,407 Freedom SPC bonds due 2028. The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest payments are duly semi-annually in April and October. The proceeds from the issuance of such bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The loan has the same interest rate and maturity date as the bonds .
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12%, and for subsequent years the interest rate will be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of 10 December 2025 and a margin of 6.5%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years. the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest. The proceeds of the bonds were loaned to the Company. Under the terms of the loan agreement, the applicable interest rate is 12.1% per annum for the first two years, and for subsequent years the interest rate will be set as the sum of the EFFR and a margin of 6.6% and the maturity date of the loan is the same as the bonds.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no covenants to comply with in its debt securities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of December 31, 2023, and March 31, 2023, insurance and reinsurance receivables of the Group was comprised of the following:

	December 31, 2023	March 31, 2023
Assets:

Amounts due from policyholders	$7,301	$9,699
Claims receivable from reinsurance	1,316	1,087
Amounts due from reinsured	478	555
Advances received from agent	121	—
Allowance for estimated uncollectible reinsurance	(778)	(1,325)
Insurance and reinsurance receivables:	8,438	10,016

Unearned premium reserve, reinsurers’ share	2,282	2,379
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	2,008	1,390

Total	$12,728	$13,785
As of December 31, 2023, and March 31, 2023, insurance and reinsurance payable of the Group was comprised of the following:

	December 31, 2023	March 31, 2023
Liabilities:

Amounts payable to agents and brokers	3,599	$2,466
Amounts payable to reinsurers	2,410	2,002
Amounts payable to insured	2,114	1,807
Insurance and reinsurance payables:	8,123	6,275

Unearned premium reserve	46,000	43,082
Reserves for claims and claims’ adjustment expenses	188,056	133,145

Total	$242,179	$182,502

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

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of December 31, 2023 and March 31, 2023, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of December 31, 2023 and March 31, 2023, contract liability balances were not material.

Payment Processing and Agency Fees
Commissions from payment processing — The Group earns commissions from payment processing services provided to our clients. These commissions are generated as compensation for facilitating and handling various payment transactions on behalf of our clients. Payment processing services encompass activities such as authorization, clearing, settlement, and related services associated with electronic payment methods. Commissions from agency fees — The Group earns commissions from agency fees as a result of acting as an intermediary or agent in facilitating transactions between two parties. These fees are derived from services provided to clients who engage the company to act on their behalf in securing and facilitating various transactions.

During the three months ended December 31, 2023, and December 31, 2022, fee and commission income was comprised of:

	Three months ended December 31, 2023
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Brokerage services	$65,451	$32,285	$1,223	$854	$99,813
Commission income from payment processing	8,977	—	—	—	8,977
Underwriting and market-making services	1,502	—	1,842	—	3,344
Bank services	1,331	—	—	—	1,331
Other fee and commission income	5,293	300	1,101	—	6,694
Total fee and commission income	$82,554	$32,585	$4,166	$854	$120,159

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2022
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The United States	Total

Brokerage service	$19,490	$47,893	$1,149	$68,532
Bank services	5,507	—	—	5,507
Underwriting and market-making services	4,778	—	—	4,778
Other fee and commission income	1,473	593	—	2,066
Total fee and commission income	$31,248	$48,486	$1,149	$80,883

	Nine months ended December 31, 2023
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The United States	Middle East/Caucasus	Total

Brokerage service	$159,072	$75,274	$3,295	$1,967	$239,608
Commission income from payment processing	37,318	—	—	—	37,318
Bank services	23,480	—		—	23,480
Underwriting and market-making services	7,971	—	7,114	—	15,085
Other fee and commission income	12,324	725	2,025	—	15,074
Total fee and commission income	$240,165	$75,999	$12,434	$1,967	$330,565

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2022
	Central Asia and Eastern Europe	Europe excluding Eastern Europe	The United States	Total

Brokerage service	$31,814	$192,330	$3,332	$227,476
Bank services	15,100	—	—	15,100
Underwriting and market-making services	8,008	—	—	8,008
Other fee and commission income	1,793	1,109	—	2,902
Total fee and commission income	$56,715	$193,439	$3,332	$253,486

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET (LOSS)/GAIN ON TRADING SECURITIES
During the three months ended December 31, 2023, and December 31, 2022, net (loss)/gain on trading securities was comprised of:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022

Net gain/(loss) recognized during the period on trading securities sold during the period	$9,353	$(47,801)
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(14,442)	73,257
Net (loss)/gain recognized during the period on trading securities	$(5,089)	$25,456

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022

Net gain/(loss) recognized during the period on trading securities sold during the period	$61,276	$(26,790)
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	16,222	65,684
Net gain recognized during the period on trading securities	$77,498	$38,894

During the three months ended December 31, 2023 the Group sold securities for a gain of $9,353 and recognized unrealized loss in amount of $14,442. The principal factor contributing to the unrealized net loss is the decline in prices of debt securities within the Kazakhstan Sustainability Fund JSC we continued to hold at December 31, 2023. During the three months ended December 31, 2022 the Group sold securities for a loss of $47,801 and recognized unrealized gain in amount of $73,257.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended December 31, 2023, and December 31, 2022 includes:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Interest income:
Interest income on trading securities	$112,860	$44,760
Interest income on margin loans to customers	51,553	12,379
Interest income on loans to customers	49,529	12,327
Interest income on securities available-for-sale	7,478	6,727
Interest income on reverse repurchase agreements and amounts due from banks	5,025	$4,062
Total interest income	$226,445	$80,255

Interest expense:
Interest expense on securities repurchase agreement obligations	$110,778	$39,958
Interest expense on customer accounts and deposits	15,653	11,149
Interest expense on margin lending payable	3,211	—
Interest expense on debt securities issued	1,491	842
Interest expense on loans received	36	88
Other interest expense	54	—
Total interest expense	$131,223	$52,037

Net interest income	$95,222	$28,218

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Net interest income/expense for the nine months ended December 31, 2023, and December 31, 2022 includes:

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Interest income:
Interest income on trading securities	$313,739	$116,922
Interest income on loans to customers	123,730	24,158
Interest income on margin loans to customers	111,306	27,259
Interest income on securities available-for-sale	25,476	13,280
Interest income on reverse repurchase agreements and amounts due from banks	12,012	6,198
Other interest income	2,594	—
Total interest income	$588,857	$187,817

Interest expense:
Interest expense on securities repurchase agreement obligations	$303,242	$105,466
Interest expense on customer accounts and deposits	49,120	24,780
Interest expense on margin lending payable	9,671	—
Interest expense on debt securities issued	3,387	2,457
Interest expense on loans received	89	268
Other interest expense	141	—
Total interest expense	$365,650	$132,971

Net interest income	$223,207	$54,846

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET LOSS ON DERIVATIVES

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022

Net realized loss on derivatives	(43,019)	$(21,469)
Net unrealized gain on derivatives	451	—
Total net loss on derivatives	$(42,568)	$(21,469)

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022

Net realized loss on derivatives	(72,681)	$(22,523)
Net unrealized gain on derivatives	886	—
Total net loss on derivatives	$(71,795)	$(22,523)
During the three months ended December 31, 2023, the Group recognized net loss on derivatives in amount of $42,568, which included unrealized gain on derivatives in the amount of $451 and realized loss on derivatives in amount of $43,019 as a result of engaging in currency swaps. During the three months ended December 31, 2022, the Group recognized net realized loss on derivatives in amount of $21,469.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – RELATED PARTY TRANSACTIONS
The following table presents related party transactions as of December 31, 2023, and March 31, 2023:

	December 31, 2023		March 31, 2023
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$—	$561,883	$35,549	$581,417
Companies controlled by management	—		35,549
Restricted cash	67,215	$384,553	$114,885	$445,528
Companies controlled by management	67,215		114,885
Trading securities	$16,220	$3,680,453	$556	$2,412,556
Companies controlled by management	16,220		556
Margin lending, brokerage and other receivables, net	$43,241	$961,392	$295,611	$376,329
Management	14,036		4,209
Companies controlled by management	29,205		291,402
Loans issued	$144,289	$1,346,005	$121,316	$826,258
Management	116		139
Companies controlled by management	144,173		121,177
Other assets, net	$533	$88,244	$16,102	$73,463
Companies controlled by management	533		16,102

LIABILITIES
Customer liabilities	$112,701	$2,248,042	$130,210	$1,925,247
Management	5,243		19,789
Companies controlled by management	106,561		110,253
Other	897		168
Margin lending and trade payables	$474	$145,804	$3,721	$122,900
Management	222		227
Companies controlled by management	252		3,494
Other liabilities	$11,783	$61,447	$46	$30,060
Management	7,700		—
Companies controlled by management	4,074		46
Other	9		—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended December 31,
	2023		2022
	Related party transactions	Total category as per financial statements captions	Related party transactions	Total category as per financial statements captions
Revenue:
Fee and commission income	$30,112	$120,159	$44,590	$80,883
Management	226		149
Companies controlled by management	29,878		44,441
Other	8		—
Interest income	$7,566	$226,445	$10,796	$80,255
Management	208		—
Companies controlled by management	7,358		10,796
Net gain on foreign exchange operations	$593	$38,825	$—	$20,866
Management	13		—
Companies controlled by management	580		—

Expense:
Fee and commission expense	$55	$42,818	$2,304	$18,314
Companies controlled by management	55		2,304
Interest expense	$230	$131,223	$82	$52,037
Management	62		1
Companies controlled by management	160		81
Other	8		—
General and administrative expenses	$1,502	$32,106	$600	$16,428
Management	226		105
Companies controlled by management	1,041		495
Other	235		—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine Months Ended December 31,
	2023		2022
	Related party transactions	Total category as per financial statements captions	Related party transactions	Total category as per financial statements captions

Revenue:
Fee and commission income	$66,029	$330,565	$181,396	$253,486
Management	691		382
Companies controlled by management	65,322		181,014
Other	16		—
Interest income	$22,650	$588,857	$21,659	$187,817
Management	512		—
Companies controlled by management	22,137		21,659
Other	1		—
Net gain on foreign exchange operations	$5,236	$54,430	$—	$30,014
Management	14		—
Companies controlled by management	5,222		—

Expense:
Fee and commission expense	$235	$103,116	$2,657	$60,068
Companies controlled by management	235		2,657
Interest expense	$635	$365,650	$129	$132,971
Management	236		1
Companies controlled by management	384		128
Other	15		—
General and administrative expenses	$9,063	$86,211	$803	$40,943
Management	397		269
Companies controlled by management	8,346		534
Other	320		—
During the three months ended December 31, 2023 and 2022, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Group through a client omnibus account at Freedom EU.
Fee and commission income earned from related parties is comprised primarily of brokerage commissions principally FST Belize. Fee and commission income earned from FST Belize principally consists of fees and commissions paid by FST Belize to Freedom EU to execute trades requested by brokerage customers of FST Belize, as well as commissions paid by FST Belize for order flow, which is net compensation received from firms to which the Company's broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. For the three months ended December 31, 2023 and 2022, the Group's earned fee and commission income from FST Belize accounted for approximately 96% and 98% of the Group's total related party fee and commission income. For the nine months ended December 31, 2023 and 2022, the Group's fee and commission income from FST Belize accounted for approximately 96% and 93% of the Group's total related party fee and commission income.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Interest income earned from related parties is comprised entirely of interest income from FST Belize, principally interest income from margin lending. For the three months ended December 31, 2023 and 2022, the Group's interest income generated from FST Belize accounted for approximately 92% and 100% of the Group's total related party interest income. For the nine months ended December 31, 2023 and 2022, the Group's interest income from FST Belize accounted for approximately 96% and 100% of the Group's total related party interest income.
Margin lending, brokerage and other receivables from related parties principally represent margin lending receivables in respect of margin loans granted by Freedom EU to FST Belize. As of December 31, 2023 and March 31, 2023, the Group's margin lending receivables from FST Belize accounted for 63% and 98% of the Group's total margin lending, brokerage and other receivables from related parties.
As of December 31, 2023 and March 31, 2023, 75% and 18%, respectively, of the Group's customer liabilities were deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize.
As of December 31, 2023 and March 31, 2023, the Group had loans issued which included uncollateralized bank customer loans purchased from a related party, FFIN Credit, a company outside of the FRHC group which is controlled by Timur Turlov.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 19 – STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2023, and 2022, no outstanding non-qualified stock options were exercised.
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
NOTE 20 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2023 no restricted shares were awarded to key employees.

The compensation expense related to restricted stock grants was $1,039 during the three months ended December 31, 2023, and $3,945 during the three months ended December 31, 2022. As of December 31, 2023 there was $4,616 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 2.38. There are no compensation expense related to stock grants, which vested on the date of the award during the three months ended December 31, 2023 and December 31, 2022.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended December 31, 2023:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2023	467,058	18,035
Granted	—	—
Vested	(140,558)	(5,448)
Forfeited/cancelled/expired	(4,500)	(235)
Outstanding, at December 31, 2023	322,000	12,352
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
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of December 31, 2023:

	Classification on Balance Sheet	December 31, 2023
Assets
Operating lease assets	Right-of-use assets	$34,180
Total lease assets		$34,180

Liabilities
Operating lease liability	Lease liability	$34,614
Total lease liability		$34,614
The following table presents as of December 31, 2023, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2024	$4,108
2025	11,228
2026	10,566
2027	8,517
2028	5,770
Thereafter	4,387
Total payments	44,576
Less: amounts representing interest	(9,962)
Lease liability, net	$34,614
Weighted average remaining lease term (in months)	31
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of December 31, 2023 and December 31, 2022 was approximately $576 and $258, respectively. The Group's rent expense for office space was $725 and $2,344 for the three and nine months ended December 31, 2023, $1,376 and $2,492 for the three and nine months ended December 31, 2022, respectively.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.

NOTE 22 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of Aviata
Aviata's preeminent position in the air and rail ticketing sectors makes it an important strategic asset to the Group as it works to develop a comprehensive digital fintech ecosystem in Kazakhstan.
On April 26, 2023, the Company completed the acquisition of Aviata by purchasing 100% of its outstanding shares.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of April 26, 2023, the date of the acquisition of Aviata, the fair value of net assets of Aviata was $9,523. The total purchase price was allocated as follows:

As of April 26, 2023

ASSETS
Cash and cash equivalents	$448
Restricted cash	105
Brokerage and other receivables	1,313
Loans issued	1,078
Fixed assets	63
Intangible assets	8,779
Other assets	1,221
TOTAL ASSETS	13,007

LIABILITIES
Trade payables	1,606
Current tax liabilities	14
Other liabilities	1,864
TOTAL LIABILITIES	3,484

Net assets acquired	9,523

Goodwill	21,795

Total purchase price	$31,318
Acquisition of Internet-Tourism
As of April 26, 2023 the Company completed the acquisition of Internet-Tourism by purchasing 100% of its authorized capital. The Company acquired Internet-Tourism in order to accelerate its growth in digital sector.
As of April 26, 2023, the date of the acquisition of Internet Tourism LLP, the fair value of net assets of Internet-Tourism was $1,359. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of April 26, 2023

ASSETS
Cash and cash equivalents	$523
Brokerage and other receivables	838
Loans issued	62
Fixed assets	89
Intangible assets	959
Other assets	591
TOTAL ASSETS	3,062

LIABILITIES
Trade payables	644
Other liabilities	1,059
TOTAL LIABILITIES	1,703

Net assets acquired	1,359

Goodwill	640

Total purchase price	$1,999

Acquisition of Arbuz
As of March 31, 2023, the Company held a 25% equity interest in Arbuz. On April 14, 2023, the Company acquired an additional 5.42% of Arbuz's shares. On May 22, 2023, the Company purchased a further 8.36% of Arbuz's shares, resulting in a total equity interest of 38.78% in Arbuz. With the inclusion of Timur Turlov's individual ownership interest in Arbuz of 18.08% that was acquired before March 31, 2023, the Company effectively obtained control over Arbuz with its purchase on May 22, 2023. During three months ended December 31, 2023, the Company acquired additional 12.81% of Arbuz's shares resulting in total equity interest of 94.73% in Arbuz.
The fair value of Arbuz on the date of the acquisition was $11,685. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of May 22, 2023

ASSETS
Cash and cash equivalents	$731
Brokerage and other receivables	591
Fixed assets	2,383
Intangible assets	15,154
Loans issued	157
Right-of-use asset	1,097
Other assets	5,002
TOTAL ASSETS	25,115

LIABILITIES
Trade payables	2,559
Current tax liabilities	11
Lease liability	1,186
Other liabilities	9,674
TOTAL LIABILITIES	13,430

Net assets acquired	11,685

Goodwill	14,961

Purchase price	13,281
Revaluation of purchase price previously held interest	1,040
Fair value of NCI	12,325
Total purchase price	$26,646

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

As of July 26, 2023

ASSETS
Cash and cash equivalents	$654
Brokerage and other receivables	125
Loans issued	177
Fixed assets	14
Intangible assets	1,679
Other assets	11
TOTAL ASSETS	2,660

LIABILITIES
Trade payables	15
Lease liabilities	42
Other liabilities	48
TOTAL LIABILITIES	105

Net assets acquired	2,555

Goodwill	560

Purchase price	2,600
Non-cash consideration	259
Fair value of NCI	256
Total purchase price	$3,115

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
Bank guarantees

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of December 31, 2023, and March 31, 2023, were as follows:

	As of December 31, 2023	As of March 31, 2023

Unfunded commitments under lines of credits and guarantees	$126,823	$20,617
Bank guarantees	7,342	7,001
Total	$134,165	$27,618

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

The following tables summarize the Company's Statement of Operations by its geographic segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Three months ended December 31, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Fee and commission income (1)	$82,554	$32,585	$4,166	$854	$120,159
Net (loss)/ gain on trading securities	(5,778)	(85)	769	5	(5,089)
Interest income	207,168	7,571	586	11,120	226,445
Insurance underwriting income	79,017	—	—	—	79,017
Net gain/(loss) on foreign exchange operations	39,031	(367)	76	85	38,825
Net loss on derivative	(42,568)	—	—	—	(42,568)
Other income/(expense)	1,910	(200)	(11)	146	1,845
TOTAL REVENUE, NET	361,334	39,504	5,586	12,210	418,634

Fee and commission expense	37,393	5,040	329	56	42,818
Interest expense	127,861	3,168	138	56	131,223
Insurance claims incurred, net of reinsurance	40,989	—	—	—	40,989
Payroll and bonuses	31,101	9,154	3,365	1,463	45,083
Professional services	614	1,995	3,521	87	6,217
Stock compensation expense	701	82	256	—	1,039
Advertising expense	4,551	5,671	392	452	11,066
General and administrative expense	22,765	2,743	5,290	1,308	32,106
(Recovery)/allowance for expected credit losses	(7,381)	3,893	(38)	—	(3,526)
TOTAL EXPENSE	258,594	31,746	13,253	3,422	307,015

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$102,740	$7,758	$(7,667)	$8,788	$111,619

Income tax expense	(244)	(8,890)	(6,262)	(148)	(15,544)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$102,496	$(1,132)	$(13,929)	$8,640	$96,075

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2023
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Fee and commission income (1)	240,165	75,999	12,434	1,967	$330,565
Net gain on trading securities	76,894	350	68	186	77,498
Interest income	543,214	24,036	2,437	19,170	588,857
Insurance underwriting income	181,882	—	—	—	181,882
Net gain/(loss) on foreign exchange operations	54,962	(60)	(696)	224	54,430
Net (loss)/gain on derivative	(72,365)	570	—	—	(71,795)
Other income	6,558	1,505	804	121	8,988
TOTAL REVENUE, NET	1,031,310	102,400	15,047	21,668	1,170,425

Fee and commission expense	87,568	14,523	877	148	103,116
Interest expense	346,393	17,326	1,857	74	365,650
Insurance claims incurred, net of reinsurance	96,491	—	—	—	96,491
Payroll and bonuses	85,489	18,253	10,404	2,565	116,711
Professional services	1,764	6,331	16,488	210	24,793
Stock compensation expense	2,230	255	818	—	3,303
Advertising expense	12,171	14,098	666	870	27,805
General and administrative expense	60,831	11,829	11,617	1,934	86,211
Allowance/(recovery) for expected credit losses	10,456	5,040	(34)	—	15,462
TOTAL EXPENSE	703,393	87,655	42,693	5,801	839,542

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	327,917	14,745	(27,646)	15,867	330,883

Income tax expense	(432)	(18,614)	(31,665)	(697)	(51,408)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$327,485	$(3,869)	$(59,311)	$15,170	$279,475

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2022
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Fee and commission income (1)	$31,248	$48,486	$1,149	$—	$80,883
Net gain/(loss) on trading securities	28,080	819	(3,443)	—	25,456
Interest income	66,324	11,417	2,500	14	80,255
Insurance underwriting income	28,557	—	—	—	28,557
Net gain/(loss) on foreign exchange operations	20,402	313	152	(1)	20,866
Net loss on derivative	(21,469)	—	—	—	(21,469)
Other (expense)/income	(647)	74	—	3	(570)
TOTAL REVENUE, NET	152,495	61,109	358	16	213,978

Fee and commission expense	10,110	7,933	255	16	18,314
Interest expense	43,880	4,590	3,567	—	52,037
Insurance claims incurred, net of reinsurance	17,418	1	—	—	17,419
Payroll and bonuses	13,937	5,795	1,563	315	21,610
Professional services	859	2,483	2,385	174	5,901
Stock compensation expense	—	—	2,939	—	2,939
Advertising expense	2,255	1,356	110	9	3,730
General and administrative expense	11,443	3,190	1,658	137	16,428
Allowance for expected credit losses	12,767	11,363	10	—	24,140
TOTAL EXPENSE	112,669	36,711	12,487	651	162,518

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$39,826	$24,398	$(12,129)	$(635)	$51,460

Income tax expense	(95)	(4,557)	(398)	(19)	(5,069)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$39,731	$19,841	$(12,527)	$(654)	$46,391

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2022
STATEMENTS OF OPERATIONS	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Fee and commission income (1)	$56,715	$193,439	$3,332	$—	$253,486
Net gain/(loss) on trading securities	65,497	(21,815)	(4,788)	—	38,894
Interest income	154,300	24,014	9,489	14	187,817
Insurance underwriting income	78,998	—	—	—	78,998
Net gain/(loss) on foreign exchange operations	32,270	(1,517)	(747)	8	30,014
Net loss on derivative	(22,523)	—	—	—	(22,523)
Other (expense)/income	(116)	(31)	8	60	(79)
TOTAL REVENUE, NET	365,141	194,090	7,294	82	566,607

Fee and commission expense	32,638	26,834	551	45	60,068
Interest expense	110,410	10,250	12,311	—	132,971
Insurance claims incurred, net of reinsurance	51,585	1	—	—	51,586
Payroll and bonuses	37,967	11,357	5,146	782	55,252
Professional services	2,337	5,236	6,329	272	14,174
Stock compensation expense	2,137	291	4,091	—	6,519
Advertising expense	5,654	3,697	119	9	9,479
General and administrative expense	22,880	14,342	3,330	391	40,943
Allowance for expected credit losses	18,930	11,362	2		30,294
TOTAL EXPENSE	284,538	83,370	31,879	1,499	401,286

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$80,603	$110,720	$(24,585)	$(1,417)	$165,321

Income tax (expense)/benefit	(691)	(18,403)	(7,475)	2	(26,567)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$79,912	$92,317	$(32,060)	$(1,415)	$138,754
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

	December 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Total assets	$6,419,659	$422,348	$87,842	$519,194	$7,449,043
Total liabilities	5,795,495	561,395	30,223	22,680	6,409,793

Net assets	$624,164	$(139,047)	$57,619	$496,514	$1,039,250

	March 31, 2023
	Central Asia and Eastern Europe	Europe, excluding Eastern Europe	United States	Middle East/Caucasus	Total

Total assets	$4,303,126	$677,425	$101,365	$2,642	$5,084,558
Total liabilities	3,868,326	384,921	60,198	377	4,313,822

Net assets	$434,800	$292,504	$41,167	$2,265	$770,736

Central Asia and Eastern Europe Segment
Operations in Kazakhstan, Kyrgyzstan, Uzbekistan, along with the Company's headquarters in Kazakhstan, form the Central Asia and Eastern Europe segment. Within this segment, the Group conducts business under different securities licenses as required by the respective jurisdictions in the Central Asia and Eastern Europe region.
Group companies in the Central Asia and Eastern Europe segment provide comprehensive financial solutions, including lending such as digital auto loans and digital mortgage loans, payments, asset management products, bank guarantees, on demand and time deposits, various types of insurance coverage to meet the needs of the Group's customers and small businesses. The Group's insurance offerings include life insurance, obligatory insurance, tourist medical health insurance and auto insurance. These insurance products are designed to offer comprehensive coverage and tailored solutions to protect individuals, property, auto and businesses in the event of unforeseen events or risks. The Group also has several businesses in Kazakhstan which complement its core financial services businesses, including recently established telecommunications and media businesses that are in a developmental stage.
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

As of December 31, 2023, the Group has provided its brokerage clients with margin lending in Middle East/Caucasus segment in the total amount of $498,897. This margin lending balance was financed through the Europe, excluding Eastern Europe segment of the Group, and upon collection of this receivable, funds will be transferred to the European segment.

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
•our ability to manage our growth effectively;
•our ability to complete planned acquisitions or successfully integrate businesses we acquire;
•our ability to successfully execute our strategy for entry into new business areas, including among others the telecommunications and media sectors in Kazakhstan;
•the impact of competition, including downward pressures on fees and commissions;
•the availability of funds, or funds at reasonable rates, for use in our businesses, including for executing our growth strategy;
•our ability to meet regulatory capital adequacy or liquidity requirements, or prudential norms;
•our ability to protect or enforce our intellectual property rights in our brands or proprietary technology;
•our ability to retain key executives and recruit and retain personnel;
•the impact of rapid technological change;
•information technology, trading platform and other system failures, cyber security threats and other disruptions;
•market risks affecting the value of our proprietary investments;
•risks of non-performance by third parties with whom we have business relationships;
•the creditworthiness of our trading counterparties, and banking and brokerage customers;
•the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;

•compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the brokerage, banking and insurance industries;
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
OVERVIEW

Our Business

Freedom Holding Corp. is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities in the securities industry, including retail securities brokerage, securities dealing, market making, investment research, investment counseling, investment banking and underwriting services. We also own a bank and two insurance companies operating in Kazakhstan as well as several ancillary businesses which complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.

Our business was founded in order to provide access to the international capital markets for retail brokerage clients in our core markets, the most important of which to date have been Kazakhstan and Russia. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and other financial services needs. We are committed to further developing our digital fintech ecosystem going forward by integrating our core financial services businesses with our ancillary business offerings. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offering and meet the evolving needs of our diverse customer base.
Geographic Regions
Our business is currently comprised of the following four regional geographic segments: Central Asia and Eastern
Europe, Europe Excluding Eastern Europe, the United States, and Middle East/Caucasus.

Central Asia and Eastern Europe

Our Central Asia and Eastern Europe segment consists of our operations in Kazakhstan, Kyrgyzstan and Uzbekistan, including our headquarters in Kazakhstan. We operate under various licenses in these jurisdictions. Our operations in Kazakhstan include two brokerage companies, a bank, two insurance companies and several ancillary businesses. We have recently established subsidiaries in Kazakhstan to establish a telecommunications business and a media business, each of which is in the developmental stage. The Central Asia and Eastern Europe segment accounted for approximately $361.3 million, or 86% of our total revenue, net and approximately $258.6 million, or 84.2% of our total expense, for the three months ended December 31, 2023.

Europe, Excluding Eastern Europe

Our Cyprus subsidiary Freedom EU oversees our Europe Excluding Eastern Europe operations (covering Cyprus, the United Kingdom, Germany, Spain, Greece, France and Poland). Our Cyprus operations are based in Limassol, Cyprus. In Cyprus, we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through Freedom EU we provide transaction processing and intermediary services to our regional customers and to institutional customers, including our affiliate Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) (“FST Belize”), that may seek access to the securities markets in the United States and Europe excluding Eastern Europe. FST Belize’s customers execute brokerage transactions indirectly through Freedom EU via several omnibus accounts held by FST Belize with Freedom EU. All trading of United States and European exchange traded and OTC securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. As of December 31, 2023, our business in the Europe Excluding Eastern Europe segment consisted of 9 total offices providing brokerage and financial services, investment consulting, education or that serve an administrative function, including a tied agent of Freedom EU in Germany and representative offices of Freedom EU in Greece, France and Spain. Prime UK, formed in 2021, is a financial intermediary company which was incorporated for the purposes of obtaining the necessary licenses to conduct brokerage operations in the United Kingdom, which licenses have not yet been obtained. For the three months ended December 31, 2023, our Europe Excluding Eastern Europe segment generated approximately $39.5 million, or 9%, of our total revenue, net and approximately $31.7 million, or 10%, of our total expense.

United States

Our United States segment consists of Freedom Holding Corp. and our subsidiaries PrimeEx, Freedom U.S. Markets LLC and LD Micro. PrimeEx is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE") and is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). PrimeEx conducts investment banking and equity capital markets business under the name Freedom Capital Markets. PrimeEx provides its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services. Through LD Micro, we own the largest conference platform for small-cap companies in the United States. For the three months ended December 31, 2023, the United States segment generated approximately $5.6 million, or 1.3%, of our total revenue, net and approximately $13.3 million, or 4.3%, of our total expense.

Middle East/Caucasus

As of December 31, 2023, our Middle East/Caucasus segment consisted of five offices in Azerbaijan, Armenia Turkey and the United Arab Emirates ("UAE"), of which one office (located in Armenia) provided brokerage services. For the three months ended December 31, 2023 total revenue of the Middle East/Caucasus segment generated approximately $12.2 million, or 3%, of our total revenue, net and approximately $3.4 million, or 1%, of our total expense.

Products and Services

Securities Brokerage

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

As of December 31, 2023, in our Central Asia and Eastern Europe region we had 43 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Uzbekistan and Kyrgyzstan.

Capital Markets and Investment Banking

Our capital markets and investment banking business consists of investment banking professionals in Kazakhstan,
Uzbekistan and the United States who provide strategic advisory services and capital markets products. Our investment banking team focuses on multiple sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. In the equity capital markets area, we provide capital raising solutions for corporate customers through initial public offerings and follow-on offerings, including listings of companies on stock exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares. In the debt capital markets area, we offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate issuers in the emerging markets. We also provide a structured products offering to our clients through our Freedom Structured Products PLC subsidiary in Cyprus.

Commercial Banking

We provide banking services in Kazakhstan through our Freedom Bank KZ subsidiary. We generate banking service fees by providing services that include lending operations, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, tender guarantees, and payment card services. As of December 31, 2022, we had 17 office locations in Kazakhstan that provide banking services.

Insurance

We provide consumer life and general insurance products and services in Kazakhstan through our Freedom Life and Freedom Insurance subsidiaries. As of December 31, 2023, we had 38 offices in our consumer life and general insurance businesses in Kazakhstan.

Digital Fintech Ecosystem and Product Expansion

A component of our business strategy is to build a digital fintech ecosystem through which our products and services can be provided to our customers. The execution of this strategy is centered on building a robust technological infrastructure, fostering innovation, and enhancing user experiences. As part of this strategy, on September 30, 2022 we expanded our digital product portfolio with the acquisition of Ticketon Events LLP ("Ticketon"), the largest online ticket sales company in Kazakhstan, and in February 2023 we acquired the Paybox payment platform as part of our acquisition of Paybox Technologies LLP (now called Freedom Pay LLP) and its subsidiaries.

On November 27, 2023, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan, pursuant to our strategy to build a digital fintech ecosystem. The newly adopted plan provides for us to establish a new independent telecommunications operator in Kazakhstan to provide high-quality mobile communication, broadband internet access, Wi-Fi and digital services to customers. The new business will be operated by Freedom Telecom Holding Limited (“Freedom Telecom”), a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the Astana International Financial Center. An experienced core management team has been appointed to Freedom Telecom, and a broader team of specialists with experience in creating successful technology projects in Kazakhstan is currently being assembled. Our Chairman and CEO, Timur Turlov, served as a member of the board of directors of Kcell, one of the leading providers of mobile telecommunications services in Kazakhstan, from 2019 until October 2023. Based on Mr. Turlov’s experience and knowledge of the market, he and the other members of the Board believe that there is currently an attractive opportunity for a new entrant in the Kazakhstan telecommunications market and that the formation of an ecosystem offering combining financial services and telecommunications in Kazakhstan, if successfully implemented, will create significant synergies for us and significant growth in our customer base.

In alignment with our digital fintech ecosystem strategy, we have established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom. We intend for Freedom Media to become a national media platform in Kazakhstan offering media content to customers. Our establishment of Freedom Media marks a significant milestone in our endeavor to diversify our global presence and offer tailored streaming services to the Kazakhstan and Central Asia market. This platform is expected to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres. In addition to streaming, Freedom Media will enable content downloads for offline viewing, catering to the convenience of our users.

We are committed to further developing our digital fintech ecosystem going forward by integrating our online and mobile brokerage services, banking offerings, insurance products, payment processing systems, and online commercial ticketing services. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of financial products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offerings and meet the evolving needs of our diverse customer base.

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
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. The key factors affecting our business and the results of operations include, in particular: the effects of the Russia-Ukraine conflict, market and economic conditions, the growth of retail brokerage activity in our key markets, acquisitions and divestitures, the entry into new business areas and markets, our transactions with our affiliate FST Belize and governmental policies. Each of these factors is discussed in more detail below.
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
Historically, a large portion of our trading volume has been derived from individuals and institutions in Russia, through accounts at our Russian subsidiaries and through accounts at our non-Russian subsidiaries, including indirectly through accounts they hold with FST Belize. Although we have divested our Russian subsidiaries, we continue to generate fee and commission income from trading activity engaged in by Russian persons (including former clients of our former Russian subsidiaries) who are not subject to any sanctions prohibitions or other legal restrictions through their accounts at our non-Russian subsidiaries or indirectly through accounts they hold with FST Belize. As of the date of this quarterly report, the Russia-related economic sanctions that have been imposed generally do not target our Russian client base, most of whom are members of the emerging Russian middle class population. However, certain of our non-US subsidiaries have provided brokerage or banking services to certain individuals and entities who are subject to sanctions imposed by OFAC, the European Union or the United Kingdom. These transactions either did not involve any nexus with the United States, the European Union or the United Kingdom, as applicable, or were conducted pursuant to licenses from the relevant sanctions authorities allowing them, and accordingly such transactions were not in violation of applicable sanctions. As of December 31, 2023, our aggregate customer liabilities relating to such sanctioned individuals and entities were $96.6 million, representing approximately 4.3% of our total customer liabilities as of such date, as compared to $17.8 million, or 0.92% of our total customer liabilities as of March 31, 2023. A significant amount of the increase of such customer liabilities from March 31, 2023 to December 31, 2023 was attributable to an omnibus customer whose parent, a brokerage firm that provides access for investors to the international stock markets, was sanctioned by OFAC on November 2, 2023. The brokerage accounts of such omnibus customer currently hold a significant volume of securities but have not historically accounted for a material part of our revenue. We are currently taking appropriate action to identify and block and/or freeze the accounts which are affected by the sanctions affecting this omnibus customer where required and are evaluating and assessing the potential consequences of such sanctions for our business with this entity, including the implications of any applicable wind-down general license and other specific licenses or guidance in the form of FAQs or otherwise that may be issued by OFAC in the future.

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

Growth of Retail Brokerage Activity in Our Key Markets

The retail brokerage markets in Kazakhstan and Russia are key markets for our business. We estimate that, as of December 31, 2023, we had approximately 179,018 retail brokerage customers who were Kazakhstan persons, or approximately 39% of our total number of customers, and we had approximately 53,554 retail brokerage customers who were Russian persons, or approximately 12% of our total number of customers. In addition, we serve Kazakhstan and Russian customers indirectly through their accounts with our affiliate FST Belize. The Kazakhstan and Russia markets have grown rapidly in recent years. The number of our total customer accounts increased from approximately 250,000 as of March 31, 2022, to approximately 370,000 as of March 31, 2023, to approximately 458,312 as of December 31, 2023. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended December 31, 2023, we had approximately 72,533 active accounts. The increases in the number of our customer accounts have in turn contributed to increases in our customer liabilities over these periods.
Acquisitions and Divestitures
Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future. Acquisitions and divestitures may have a material effect on our business and financial results.
Acquisition of Internet Tourism
On April 26, 2023, we completed the acquisition of 100% of Internet-Tourism LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $2.0 million.
Acquisition of Aviata
On April 26, 2023, we completed the acquisition of 100% of Aviata LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $31.3 million.
Acquisition of Arbuz
As of March 31, 2023, we held a 25% equity interest in Arbuz. On April 14, 2023, we acquired an additional 5.42% equity interest, and on May 22, 2023, we purchased a further 8.36%, resulting in a total equity interest of 38.78% in Arbuz. When combining our 38.78% stake with Timur Turlov's individual share of 18.08% in Arbuz, we effectively obtained control over Arbuz on May 22, 2023. Between May 22, 2023, and June 30, 2023, we acquired an additional 43.14% equity interest in Arbuz. For the three months ended December 31, 2023, we acquired an additional 12.81% of Arbuz's shares as a result of which as of December 31, 2023, we had an 94.73% ownership interest in Arbuz, with Timur Turlov owning 5.27%. We acquired Arbuz to accelerate our growth in e-commerce sector. For more details please refer to Note 22 Acquisitions of Subsidiaries.
Acquisition of ReKassa
On July 27, 2023, we completed the acquisition of 90% of ReKassa LLP, a Kazakhstan-based digital service for cash transaction data management, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $3.1 million.
Divestiture of Russian Subsidiaries

Historically, a large portion of our trading volume has been derived from individuals and qualifying institutions in Russia, through accounts at our Russian subsidiaries and through non-Russian accounts, including indirectly through accounts held with FST Belize. On February 28, 2023, we completed the divestiture of our Russian subsidiaries. This divestiture has had an impact on our business and results of operations. For more information see "Russia-Ukraine conflict" above.

Entry Into New Business Areas and Markets

On November 27, 2023, consistent with our strategy to build a digital fintech ecosystem, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan through out Freedom Telecom subsidiary. Execution of the new strategic plan is expected to require significant capital investment. Total capital expenditures in connection with Freedom Telecom over the next five years are projected to be approximately $650 million for, among other things, the acquisition of a 5G band license, construction of a backbone network, establishment of a data center and acquisitions of smaller companies in the sector. We currently plan to finance these expenditures with a combination of domestic bond financing in Kazakhstan and vendor financing, including a $200 million U.S. dollar domestic bond placement in Kazakhstan that we completed on December 25, 2023. Freedom Telecom is expected to be loss-making in each of 2024, 2025 and 2026 and to become profitable starting in 2027, based on assumptions included in our financial model. While such losses, and increased debt service costs associated with funding the implementation of the strategic plan, will have an adverse effect on our consolidated net income in the relevant periods, the financial model provides that the successful execution of the new plan will begin to have a significant positive impact on our consolidated net income starting in 2028.

As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. It is planned that Freedom Media will offer comprehensive access to an extensive portfolio of television series, movies, documentaries, and exclusive content, covering a wide range of genres. Total capital expenditures required in connection with Freedom Media over the next five years are estimated to be approximately $54 million. We project that Freedom Media will incur losses for the calendar years 2024 and 2025 with profitability forecasted to commence from the calendar year 2026 onwards, based on assumptions included in our financial model.
Related Party Transactions with FST Belize
During the three months and the nine months ended December 31, 2023 and 2022, we engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a corporation registered in and licensed as a broker dealer in Belize. FST Belize was formed in 2014 and is 100% owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FST Belize is not part of our group of companies.
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
Fee and commission income generated from FST Belize accounted for approximately 24% of our total fee and commission income for the three months ended December 31, 2023, as compared to approximately 54% of our total fee and commission income for the three months ended December 31, 2022. Fee and commission income generated from FST Belize accounted for approximately 19% of our total fee and commission income for the nine months ended December 31, 2023, as compared to approximately 67% of our total fee and commission income for the nine months ended December 31, 2022. The decrease in fee and commission income generated from FST Belize as a percentage of our total fee and commission income between the quarters ended December 31, 2022 and 2023 and between the nine month periods ended December 31, 2022 and 2023 was due a decrease in the volume of trading activity by FST Belize through its omnibus account with us between the respective periods, as a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the volume of business we conduct involving FST Belize. Part of the fee and commission income we generated from FST Belize for the three months and the nine months ended December 31, 2023, was attributable to clients of FST Belize paying commissions for closing their positions and transferring their assets to accounts at brokerage companies in our group of companies.

Interest income generated from FST Belize accounted for approximately 3% and 13% of our total interest income for the three months ended December 31, 2023 and 2022, respectively. Interest income generated from FST Belize accounted for approximately 4% and 12% of our total interest income for the nine months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, and March 31, 2023, our margin lending receivables due from FST Belize were $27.2 million and $290.2 million, respectively. The decrease in margin lending receivables due from FST Belize is attributable to a significant reduction in the volume of business we conducted involving FST Belize between the two dates, consistent with our plan to ultimately eliminate our omnibus brokerage arrangement with FST Belize.
As of December 31, 2023 and March 31, 2023, our customer liabilities included deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize in amounts of $84.4 million and $23.7 million, respectively. Part of these deposits as of December 31, 2023 represents funds retained as proceeds following the closing of margin lending and short positions by FST Belize in connection with FST Belize closing its positions in its omnibus account of Freedom EU, consistent with our plan to ultimately eliminate our omnibus brokerage arrangement with FST Belize.
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
Fee and Commission Income
Fee and commission income consists principally of brokerage fees from customer trading, related banking services, fees for payment processing services and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Fees received for banking services consist primarily of commissions earned from merchants on acquiring operations, commission on transfer and payment processing and commissions on cash operations. Fees for payment processing services are mainly related to the charges for the service of handling and processing particular cash transfer transactions or operations. Fee and commission income as a percentage of our total revenue was 29% and 38% in the three months ended December 31, 2023 and 2022 respectively, and 28% and 45% for the nine months ended December 31, 2023 and 2022 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 83% and 85% in the three months ended December 31, 2023 and 2022, respectively, and 72% and 90% in the nine months ended December 31, 2023 and 2022, respectively.
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

Professional Services

Professional services represent the costs associated with engaging external experts and consultants.
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
Net Income/(Loss) Attributable to Non-controlling Interest
Net income/(loss) attributable to non-controlling interest includes our net income/(loss) attributable to our non-controlling interests in Arbuz and ReKassa. As of December 31, 2023 we held 94.73% of the ownership interest in Arbuz and 90% of the ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are considered as non-controlling interests in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of December 31, 2023 there are no non-controlling interests in relation to Freedom UA.
RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended December 31, 2023 and 2022
The following comparison of our financial results for the three-month periods ended December 31, 2023 and 2022 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended December 31, 2023		Three months ended December 31, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$120,159	29%	$80,883	38%	$39,276	49%
Net (loss)/gain on trading securities	(5,089)	(1)%	25,456	12%	(30,545)	(120)%
Interest income	226,445	54%	80,255	38%	146,190	182%
Insurance underwriting income	79,017	19%	28,557	13%	50,460	177%
Net gain on foreign exchange operations	38,825	9%	20,866	10%	17,959	86%
Net loss on derivative	(42,568)	(10)%	(21,469)	(10)%	(21,099)	98%
Other income/(expense)	1,845	—%	(570)	—%	2,415	(424)%
Total revenue, net	$418,634	100%	$213,978	100%	$204,656	96%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Brokerage services	$99,813	$68,532	$31,281	46%
Commission income from payment processing	8,977	—	8,977	—%
Underwriting and market-making services	3,344	4,778	(1,434)	(30)%
Bank services	1,331	5,507	(4,176)	(76)%
Other fee and commission income	6,694	2,066	4,628	224%
Total fee and commission income	$120,159	$80,883	$39,276	49%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended December 31,
	2023	2022
	(as a % of total fee and commission income)
Brokerage services	83%	85%
Commission income from payment processing	7%	—%
Other fee and commission income	6%	3%
Underwriting and market-making services	3%	6%
Bank services	1%	7%
Total fee and commission income	100%	100%

The increase in fee and commission income from payment processing was principally due to general growth of the Company's operations between the two quarters. In particular, there was an increase of $9.0 million in fee and commission income from payment processing through Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023. Coincidingly, the processing previously performed through Bank KZ has decreased, which resulted in a decrease by $4.2 million or 76% in Bank services in fee and commission income.
There was an increase of $31.3 million or 46% in fee and commission income from brokerage services between the two quarters. The increase in brokerage fee and commission income is attributable to an increase in such income in Central Asia by approximately $45 million, which was mainly attributable to an increase in the volume of trading between the two quarters. Such increase in trading activity was a result of an increase in the size of client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The foregoing increases in fee and commission income from brokerage services were offset in part by a decrease in fee and commission income from brokerage services at Freedom EU by approximately $14.5 million, which was attributable to a decrease in the volume of client trading activity by FST Belize as a result of the joint efforts by us and FST Belize discussed above as well as due to deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.
Net gain on trading securities
Net loss on trading securities was $5.1 million for the three months ended December 31, 2023, a decrease of $30.5 million as compared to $25.5 million gain for the three months ended December 31, 2022. The following table sets forth information regarding our net gains and losses on trading activities for the three months ended December 31, 2023 and 2022:

	Realized Net Gain/(Loss)	Unrealized Net (Loss)/Gain	Net (Loss)/Gain
Three months ended December 31, 2023	$9,353	$(14,442)	$(5,089)
Three months ended December 31, 2022	$(47,801)	$73,257	$25,456
For the three months ended December 31, 2023, we had a realized gain on trading securities of $9.4 million, which is mainly attributable to debt securities of the Kazakhstan Sustainability Fund JSC sold during the three months ended December 31, 2023. We had an unrealized net loss in amount of $14.4 million in the three months ended December

31, 2023, due to securities positions we continued to hold at December 31, 2023. The majority of the unrealized net loss arises from the Kazakhstan Sustainability Fund JSC, primarily as a consequence of price declines.
During the three months ended December 31, 2022, we had a realized loss on trading securities of $51.2 million, which is attributable to SPBX shares sold during the three months ended December 31, 2022. This loss was offset in part by a realized net gain of $3.4 million from the sale of securities during this period, resulting in a realized net loss of $47.8 million. We had an unrealized net gain in the three months ended December 31, 2022, due to securities positions we continued to hold at December 31, 2022 having appreciated by $73.3 million.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Interest income on trading securities	$112,860	$44,760	$68,100	152%
Interest income on margin loans to customers	51,553	$12,379	39,174	316%
Interest income on loans to customers	49,529	$12,327	37,202	302%
Interest income on securities available-for-sale	7,478	6,727	751	11%
Interest income on reverse repurchase agreements and amounts due from banks	5,025	4,062	963	24%
Total interest income	$226,445	$80,255	$146,190	182%

	Three months ended December 31,
	2023	2022
	(as a % of total interest income)
Interest income on trading securities	50%	56%
Interest income on loans to customers	22%	15%
Interest income on margin loans to customers	23%	15%
Interest income on securities available-for-sale	3%	8%
Interest income on reverse repurchase agreements and amounts due from banks	2%	6%
Total interest income	100%	100%

For the three months ended December 31, 2023, interest income was $226.4 million, representing an increase of $146.2 million, or 182%, compared to the three months ended December 31, 2022. The increase in interest income was primarily attributable to a $68.1 million, or 152% increase in interest income from trading securities, as a result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $37.2 million, or 302% due to the growth of Freedom Bank KZ's loan portfolio, compared to the quarter ending December 31, 2022. In addition, we recognized a $39.2 million, or 316%, increase in interest income on margin loans to customers, resulting from an increase in the usage of margin loans for trades by our clients between the two periods.
Net gain on foreign exchange operations
For the three months ended December 31, 2023, we realized a net gain on foreign exchange operations of $38.8 million compared to a net gain of $20.9 million for the three months ended December 31, 2022. The net gain was primarily due to a gain resulted from revaluation of foreign currency in the amount of $19.8 million mainly attributable to the appreciation of the tenge in comparison with the three months ended December 31, 2022. In addition, there was a gain of $19.0 million from the purchase and sale of foreign currency in the three months ended December 31, 2023, which is $0.6 million less than in the three months ended December 31, 2022.
Net loss on derivatives

For the three months ended December 31, 2023, we had net loss on derivatives of $42.6 million compared to a net loss of $21.5 million for the three months ended December 31, 2022. The change was primarily attributable to negative revaluation of currency swaps of our subsidiary, Freedom Bank KZ, resulting in an realized loss of $41.8 million for the three months ended December 31, 2023. During the three months ended December 31, 2023, Freedom Bank KZ entered into currency swaps to diversify its funding sources.
Insurance underwriting income
For the three months ended December 31, 2023, we had insurance underwriting income of $79.0 million, an increase of $50.5 million, or 177%, as compared to the three months ended December 31, 2022. The increase was primarily attributable to a $46.8 million, or 152%, increase in insurance underwriting income from written insurance premiums for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, due to the expansion of our insurance operations between the two periods. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Written insurance premiums	$77,473	$30,718	$46,755	152%
Reinsurance premiums ceded	(2,308)	(2,608)	300	(12)%
Change in unearned premium reserve, net	3,852	447	3,405	762%
Insurance underwriting income	$79,017	$28,557	$50,460	177%
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended December 31, 2023		Three months ended December 31, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$42,818	14%	$18,314	11%	$24,504	134%
Interest expense	131,223	43%	52,037	32%	79,186	152%
Insurance claims incurred, net of reinsurance	40,989	13%	17,419	11%	23,570	135%
Payroll and bonuses	45,083	15%	21,610	13%	23,473	109%
Professional services	6,217	2%	5,901	4%	316	5%
Stock compensation expense	1,039	—%	2,939	2%	(1,900)	(65)%
Advertising expense	11,066	4%	3,730	2%	7,336	197%
General and administrative expense	32,106	10%	16,428	10%	15,678	95%
(Recovery)/Allowance for expected credit losses	(3,526)	(1)%	24,140	15%	(27,666)	(115)%
Total expense	$307,015	100%	$162,518	100%	$144,497	89%
______________
*    Percentage of total expense.

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Agency fees expense	29,956	6,159	23,797	386%
Brokerage services	4,498	7,600	(3,102)	(41)%
Bank services	5,513	3,397	2,116	62%
Exchange services	762	698	64	9%
Central Depository services	126	108	18	17%
Other commission expenses	1,963	352	1,611	458%
Total fee and commission expense	$42,818	$18,314	$24,504	134%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended December 31,
	2023	2022
	(as a % of total fee and commission expense)
Agency fees expense	70%	34%
Brokerage services	10%	40%
Bank services	13%	19%
Exchange services	2%	4%
Central Depository services	—%	1%
Other commission expenses	5%	2%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $24.5 million or 134% in the three months ended December 31, 2023, as compared to three months ended December 31, 2022. The change is mainly attributable to an increase in agency fees expense of $23.8 million compared to December 31, 2022. This is due to the increase of insurance products sales by Freedom Finance Life, which are outsourced to outside sales agents. This increase was offset in part by a decrease in fee and commission expense from brokerage services in the amount of $3.1 million or 41% between the two quarters. Such decrease was attributable to a decrease in pricing levels as a result of a change of our prime broker in Europe between the two quarters, with more favorable terms and different composition of order flow transactions, and it was partially offset by an increase in the volume of transactions between the two quarters.
Interest expense
For the three months ended December 31, 2023, we had a $79.2 million, or 152%, increase in interest expense as compared to the three months ended December 31, 2022. The increase in interest expense was primarily attributable to a $70.8 million, or 177%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $4.5 million, or 40%, increase in interest expense on customer deposits. Compared to the three months ended December 31, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
Insurance claims incurred, net of reinsurance
For the three months ended December 31, 2023, we had a $23.6 million, or 135%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended December 31, 2022. The increase was primarily attributable to a $23.4 million or 4526% increase in expenses for insurance reserve, which increase correlates with the premiums received for the period.
Payroll and bonuses

For the three months ended December 31, 2023, we had payroll and bonuses expense of $45.1 million, representing an increase of $23.5 million or 109% compared to payroll and bonuses expense of $21.6 million for the three months ended December 31, 2022. The increase can be attributed to the expansion of our operations generally and expansion of our workforce through hiring and acquisitions.

Professional services

For the three months ended December 31, 2023, our professional services expense was $6.2 million, representing an increase by $0.3 million or 5% compared to $5.9 million for the three months ended December 31, 2022. The increase was attributable to an increase in legal services expense which is attributable to the overall increase of the legal work that has to be done as a result of Holding's continuous growth, the general expansion of our business and operations and regulatory matters.

Stock compensation expense

In the three months ended December 31, 2023, our stock compensation expense was $1.0 million, representing a decrease of $1.9 million or 65% compared to stock compensation expense of $2.9 million for the three months ended December 31, 2022. The decrease is attributable to the fact that we sold our Russian subsidiaries in February 2023, decreasing the number of upper management employees who are awarded stock based compensation.

Advertising expense

Advertising expense for the three months ended December 31, 2023, was $11.1 million, representing an increase of $7.3 million or 197% compared to $3.7 million for the three months ended December 31, 2022. For the three months ended December 31, 2023, there was an increase in advertising expense from Freedom EU of $4.3 million compared to December 31, 2022, including several active marketing campaigns. Freedom EU participated in several major events and spent approximately $0.4 million on Freedom 24 Influence Festival, and $0.3 million on the Sponsorship of the European Sailing Championship. The overall increase in advertising expenses can also be attributed to the growth of the Company.

General and administrative expense

General and administrative expense for the three months ended December 31, 2023, was $32.1 million, representing an increase of $15.7 million or 95% compared to general and administrative expense of $16.4 million for the three months ended December 31, 2022. For the three months ending December 31, 2023, there was an increase in other operating expenses by $4.1 million, mainly due to the Company's organization of events like Qara Forum and participation in Digital Bridge forum, as well as banking overhead expenses from Freedom Bank KZ. For the three months ended December 31, 2023, there was an increase of $2.9 million in depreciation and amortization expense compared to December 31, 2022. This is due to the addition of Arbuz, an online supermarket, which holds fixed and intangible assets. The increase of $2.1 million in software support expense is mainly due to the overall increased need of software support resulting from the overall growth of Company's operations and personnel. The Company's charity and sponsorship expense also increased by $1.9 million between the two quarters. The Company made several charitable contributions to several organizations through its subsidiaries during the three months ended December 31, 2023. The most significant contributions were made to the Republican Scientific and Practical Center "Daryn", Kazakhstan Chess Federation and "Paryz" Aktobe Public Fund. There was also an increase in IT services by $1.7 million, compared to December 31, 2022, due to the addition of Paybox, an online payment platform.
Allowance for credit losses
We recognized recovery for credit losses in the amount of $3.5 million for the three months ended December 31, 2023, as compared to allowance for credit losses of $24.1 million for the three months ended December 31, 2022. The recovery was primarily attributable change in PD and LGD calculations for loans issued, Moreover, $1.5 million of previously accrued allowance for brokerage customers' cash was recovered.
Income tax expense
We had income before income tax of $111.6 million and $51.5 million during the three months ended December 31, 2023, and December 31, 2022, respectively. Income tax expense for the three months ended December 31, 2023, and December 31, 2022 was $15.5 million and $5.1 million, respectively. Our effective tax rate during the three months ended December 31, 2023, increased to 13.9%, from 9.9% during the three months ended December 31, 2022, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.

Net income
As a result of the foregoing factors, for the three months ended December 31, 2023, we had net income of $96.1 million compared to $62.4 million for the three months ended December 31, 2022, an increase of 54%.

Non-controlling interest

As of December 31, 2023, the Company holds 94.73% of the ownership interest in Arbuz and 90% of the ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are recognized as non-controlling interests in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of December 31, 2023 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.3 million and $0.5 million for the three months ended December 31, 2023 and 2022, respectively.
Foreign currency translation adjustments, net of tax
Due to a 4.2% appreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended December 31, 2023, we realized a foreign currency translation gain of $28.1 million for the three months ended December 31, 2023, as compared to a foreign currency translation loss of $5.6 million for the three months ended December 31, 2022.
Comparison of the Nine-month Periods Ended December 31, 2023 and 2022
The following comparison of our financial results for the nine-month periods ended December 31, 2023 and 2022 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Nine months ended December 31, 2023		Nine months ended December 31, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$330,565	28%	$253,486	45%	$77,079	30%
Net gain on trading securities	77,498	7%	38,894	7%	38,604	99%
Interest income	588,857	50%	187,817	33%	401,040	214%
Insurance underwriting income	181,882	16%	78,998	14%	102,884	130%
Net gain on foreign exchange operations	54,430	5%	30,014	5%	24,416	81%
Net loss on derivative	(71,795)	(6)%	(22,523)	(4)%	(49,272)	219%
Other income/(expense)	8,988	1%	(79)	—%	9,067	(11,477)%
Total revenue, net	$1,170,425	100%	$566,607	100%	$603,818	107%
* Percentage of total revenue, net.
Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Brokerage services	$239,608	$227,476	$12,132	5%
Commission income from payment processing	37,318	—	37,318	—%
Bank services	23,480	15,100	8,380	55%
Underwriting and market-making services	15,085	8,008	7,077	88%
Other fee and commission income	15,074	2,902	12,172	419%
Total fee and commission income	$330,565	$253,486	$77,079	30%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Nine months ended December 31,
	2023	2022
	(as a % of total fee and commission income)
Brokerage services	72%	90%
Commission income from payment processing	11%	—%
Bank services	7%	6%
Underwriting and market-making services	5%	3%
Other fee and commission income	5%	1%
Total fee and commission income	100%	100%
There was an increase of $12.1 million or 5% in fee and commission income from brokerage services between the two periods. The increase in brokerage fee and commission income is attributable to an increase in such income from Freedom Finance Global, which was mainly attributable to an increase in the volume of trading activity between the two periods. Such increase in trading activity between the two periods was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods. Additionally, there was an increase of the brokerage commission income from Freedom Armenia as the subsidiary began to actively engage in brokerage activities in the nine months ended December 31, 2023.

The increase in fee and commission income is attributable to increases in each category of fee and commission income. In particular, there was an increase of $37.3 million in fee and commission income from payment processing at Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023. There was also an increase of $8.4 million in fee and commission income from bank services from Freedom Bank KZ attributable mainly to the increase of servicing payment cards, which is due to the growing average turnover of merchants.

Net gain on trading securities
Net gain on trading securities was $77.5 million for the nine months ended December 31, 2023, an increase of $38.6 million as compared to $38.9 million for the nine months ended December 31, 2022. The following table sets forth information regarding our net gains and losses on trading activities during the nine months ended December 31, 2023 and 2022:

	Realized Net Gain/(Loss)	Unrealized Net Gain	Net Gain
Nine months ended December 31, 2023	$61,276	$16,222	$77,498
Nine months ended December 31, 2022	$(26,790)	$65,684	$38,894
During the nine months ended December 31, 2023, we had a realized gain on trading securities of $61.3 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the nine months ended December 31, 2023. We had an unrealized net gain in the nine months ended December 31, 2023, due to securities positions we continued to hold at December 31, 2023, having appreciated by $16.2 million. The majority of the unrealized net gain was attributable to appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan,

which appreciation was primarily due to a decline in the National Bank's base interest rate during the nine months ended December 31, 2023.
During the nine months ended December 31, 2022, we sold securities for a realized net gain of $24.5 million. This realized gain was offset by realized loss of $51.2 million, which is attributable to SPBX shares sold during the nine months ended December 31, 2022, resulting in realized net loss of $26.8 million. Similarly, securities positions we continued to hold at December 31, 2022, had appreciated by $65.7 million for such nine month period.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Interest income on trading securities	$313,739	$116,922	$196,817	168%
Interest income on loans to customers	123,730	24,158	99,572	412%
Interest income on margin loans to customers	111,306	27,259	84,047	308%
Interest income on securities available-for-sale	25,476	13,280	12,196	92%
Interest income on reverse repurchase agreements and amounts due from banks	12,012	6,198	5,814	94%
Other interest income	2,594	—	2,594	100%
Total interest income	$588,857	$187,817	$401,040	214%

	Nine months ended December 31,
	2023	2022
	(as a % of total interest income)
Interest income on trading securities	53%	62%
Interest income on loans to customers	21%	13%
Interest income on margin loans to customers	19%	15%
Interest income on securities available-for-sale	5%	7%
Interest income on reverse repurchase agreements and amounts due from banks	2%	3%
Other interest income	—%	—%
Total interest income	100%	100%

For the nine months ended December 31, 2023, interest income was $588.9 million, representing an increase of $401.0 million, or 214%, compared to the nine months ended December 31, 2022. The increase in interest income was primarily attributable to a $196.8 million, or 168% increase in interest income from trading securities, as a result of an increase in the total size of our trading portfolio and an increase in the amount of debt securities we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $99.6 million, or 412%, due to the growth of Freedom Bank KZ's loan portfolio, compared to the nine months ending December 31, 2022. In addition, we had a $84.0 million, or 308%, increase in interest income on margin loans to customers, resulting from an increase in the usage of margin loans for trades by our clients between the two periods.
Net gain on foreign exchange operations
For the nine months ended December 31, 2023, we realized a net gain on foreign exchange operations of $54.4 million compared to a net gain of $30.0 million for the nine months ended December 31, 2022. The net gain in the nine months ended December 31, 2023 is attributable to a net gain of $57.7 million by our subsidiary Freedom Bank KZ in the nine months ended December 31, 2023 from the purchase and sale of foreign currency, as the volume of currency transactions conducted by such subsidiary increased by 445% compared to the nine months ended December 31, 2022. The gain was partly offset by a net loss of the $3.2 million from translation difference due to the depreciation of the tenge in the nine months ended December 31, 2023.
Net loss on derivatives

For the nine months ended December 31, 2023, we realized net loss on derivatives of $71.8 million compared to a realized net loss of $22.5 million for the nine months ended December 31, 2022. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which realized a net loss on derivatives of $72.0 million for the nine months ended December 31, 2023. During the nine months ended December 31, 2023, Freedom Bank KZ entered into currency swaps to diversify its funding sources.
Insurance underwriting income
For the nine months ended December 31, 2023, we had insurance underwriting income of $181.9 million, an increase of $102.9 million, or 130%, as compared to the nine months ended December 31, 2022. The increase was primarily attributable to a $103.7 million, or 119%, increase in insurance underwriting income from written insurance premiums for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, due to the expansion of our insurance operations between the two periods. This increase in income from written insurance premiums was partially offset by a $2.5 million decrease in reinsurance premiums ceded for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. The following table sets out information on our insurance underwriting income for the periods presented.

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Written insurance premiums	$191,231	$87,483	$103,748	119%
Reinsurance premiums ceded	$(5,915)	$(3,404)	(2,511)	74%
Change in unearned premium reserve, net	$(3,434)	$(5,081)	1,647	(32)%
Insurance underwriting income	$181,882	$78,998	$102,884	130%
Expense

The following table sets out information on our total expense for the periods presented.

	Nine months ended December 31, 2023		Nine months ended December 31, 2022		Change

	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$103,116	12%	$60,068	15%	$43,048	72%
Interest expense	365,650	44%	132,971	33%	232,679	175%
Insurance claims incurred, net of reinsurance	96,491	11%	51,586	13%	44,905	87%
Payroll and bonuses	116,711	14%	55,252	13%	61,459	111%
Professional services	24,793	3%	14,174	4%	10,619	75%
Stock compensation expense	3,303	—%	6,519	2%	(3,216)	(49)%
Advertising expense	27,805	3%	9,479	2%	18,326	193%
General and administrative expense	86,211	10%	40,943	10%	45,268	111%
Allowance for expected credit losses	15,462	2%	30,294	8%	(14,832)	(49)%
Total expense	$839,542	100%	$401,286	100%	$438,256	109%
______________
*    Percentage of total expense.

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Agency fees expense	68,489	12,800	$55,689	435%
Brokerage services	12,892	24,767	(11,875)	(48)%
Bank services	15,194	13,527	1,667	12%
Exchange services	2,543	1,846	697	38%
Central Depository services	346	320	26	8%
Other commission expenses	3,652	6,808	(3,156)	(46)%
Total fee and commission expense	$103,116	$60,068	$43,048	72%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Nine months ended December 31,
	2023	2022
	(as a % of total fee and commission expense)
Agency fees expense	66%	21%
Brokerage services	13%	41%
Bank services	15%	23%
Exchange services	2%	3%
Central Depository services	—%	1%
Other commission expenses	4%	11%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $43.0 million or 72% in the nine months ended December 31, 2023, as compared to nine months ended December 31, 2022. The increase is mainly attributable to an increase of agency fees expense of $55.7 million or compared to December 31, 2022. This is due to the increase of insurance products sales by Freedom Finance Life, which are outsourced to outside agents. The increase was partially offset by a decrease in fee and commission expense from brokerage services by $11.9 million or 48%, which is the net result of the effect of a decrease in pricing levels as a result of a change of our prime broker in Europe with more favorable terms and different composition of order flow transactions. And such decrease was partially offset by an increase in the volume of transactions between the two periods. There was also a decrease in other commission expense by $3.2 million.
Interest expense
During the nine months ended December 31, 2023, we had a $232.7 million or 175%, increase in interest expense as compared to the nine months ended December 31, 2022. The increase in interest expense was primarily attributable to a $197.8 million, or 188%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $24.3 million or 98% increase in interest expense on customer deposits. Compared to the nine months ended December 31, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
Insurance claims incurred, net of reinsurance
For the nine months ended December 31, 2023, we had a $44.9 million, or 87%, increase in insurance claims incurred, net of reinsurance, as compared to the nine months ended December 31, 2022. The increase was primarily attributable to a $38.0 million or 229% increase in expenses for insurance reserve, which increase correlates with the premium received for the period, and a $6.1 million or 31% increase in other expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract. The increase was also attributable to a

$0.8 million or 5%, increase in expenses for claims for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, in each case due to the expansion of our insurance operations between the two periods.
Payroll and bonuses

For the nine months ended December 31, 2023, we had payroll and bonuses expense of $116.7 million, representing an increase of $61.5 million or 111% compared to payroll and bonuses expense of $55.3 million for the nine months ended December 31, 2022. The increase is attributable to the expansion of our operations generally and expansion of our workforce through hiring and acquisitions.

Professional services

For the nine months ended December 31, 2023, our professional services expense was $24.8 million, representing an increase of $10.6 million or 75% compared to $14.2 million for the nine months ended December 31, 2022. The increase was attributable to an increase in audit services expense, due to the accruals of the annual audit of the previous fiscal year. There was also an increased use of consulting and legal services in connection with the acquisition of new companies, the general expansion of our business and operations and regulatory matters.

Stock compensation expense

For the nine months ended December 31, 2023, our stock compensation expense was $3.3 million, representing a decrease of $3.2 million or 49% compared to stock compensation expense of $6.5 million for the nine months ended December 31, 2022. The decrease is attributable to the fact that we sold our Russian subsidiaries in February 2023, decreasing the number of upper management employees who are awarded stock based compensation.

Advertising expense

Advertising expense for the nine months ended December 31, 2023, was $27.8 million, representing an increase of $18.3 million or 193% compared to $9.5 million for the nine months ended December 31, 2022. There was a significant increase of $6.4 million attributable to brand promotions on social networks. There was also an increase of $1.9 million attributable to new marketing expense related to Sponsorship of the European Sailing Championship. Moreover, there was an increase in marketing expenses related to loan products, such as Digital Car Loan and Loan for Small and Middle-sized Business which amounted to $3.8 million for the nine months ended December 31, 2023, representing an increase of $1.9 million on advertising expense from Freedom Bank KZ compared to $1.9 million for the nine months ended December 31, 2022. In addition, increase of marketing expenses are related with new branches of Bank in Kyzylorda, Almaty and Astana.

General and administrative expense

General and administrative expense for the nine months ended December 31, 2023, was $86.2 million, representing an increase of $45.3 million or 111% compared to general and administrative expense of $40.9 million for the nine months ended December 31, 2022. In the nine months ended December 31, 2023, there was an increase of $7.6 million in depreciation and amortization expense and an increase of $4.6 million in taxes, other than income tax, mainly due to the general growth of our company, including the addition of new subsidiaries. The increase of $7.3 million in other operating expenses is mainly attributable to the Company's organization of events like Qara Forum and participation in Digital Bridge forum and an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. Our charity and sponsorship expense increased by $6.8 million. We made several charitable contributions to several organizations through our subsidiaries during the nine months ended. The most significant contributions were made to the Kazakhstan Chess Federation, International Chess Federation, Football Club Elimay, Ukraine for humanitarian aid, Republican Scientific and Practical Center "Daryn" and "Paryz" Aktobe Public Fund. The increase of $4.5 million in software support expense is mainly due to the overall increased need of software support resulting from the overall growth of Company's operations and personnel. The increase of lease depreciation by $3.1 million is also attributable to the overall growth of the company and the increased need of office spaces. There was also an increase of $2.9 million in communication services expense, which was mainly attributable to Freedom Bank KZ having employed telecommunication contractors to provide SMS-informing services on banking products during the nine months ended December 31, 2023.
Allowance for credit losses
We recognized allowance for credit losses in the amount of $15.5 million for the nine months ended December 31, 2023, as compared to allowance for credit losses of $30.3 million for the nine months ended December 31, 2022. The decrease was primarily attributable to change in PD and LGD calculations for loans issued. Moreover, $1.5 million of previously accrued allowance for brokerage customers' cash was recovered.

Income tax expense
We had income before income tax of $330.9 million and $165.3 million during the nine months ended December 31, 2023, and December 31, 2022, respectively. Income tax expense for the nine months ended December 31, 2023, and December 31, 2022 was $51.4 million and $26.6 million, respectively. Our effective tax rate during the nine months ended December 31, 2023, decreased to 15.5%, from 16.1% during the nine months ended December 31, 2022, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2023, we had net income of $279.5 million compared to $148.7 million for the nine months ended December 31, 2022, an increase of 88% .

Non-controlling interest
As of December 31, 2023, we held an 94.73% ownership interest in Arbuz and a 90.00% ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are recognized as non-controlling interests in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Prior to April 1, 2023, we reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, our management determined that starting from April 1, 2023 we do not maintain effective control over Freedom UA and it is no longer consolidated in our financial statements. Accordingly, as of December 31, 2023 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.8 million and $1.5 million for the nine months ended December 31, 2023 and December 31, 2022, respectively.
Foreign currency translation adjustments, net of tax
Due to a 1% depreciation of the Kazakhstan tenge against the U.S. dollar during the nine months ended December 31, 2023, we realized a foreign currency translation loss of $3.6 million for the nine months ended December 31, 2023, as compared to a foreign currency translation loss of $0.3 million for the nine months ended December 31, 2022.
Segment Results of Operations

We organize our operations geographically into four regional segments: Central Asia and Eastern Europe; Europe excluding Eastern Europe; the United States; and Middle East/Caucasus. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$361,334	$152,495	$208,839	137%
Europe Excluding Eastern Europe	39,504	61,109	(21,605)	(35)%
United States	5,586	358	5,228	1460%
Middle East/Caucasus	12,210	16	12,194	76213%
Total revenue, net	$418,634	$213,978	$204,656	96%
For the three months ended December 31, 2023, total revenue, net increased in our Central Asia and Eastern Europe and Middle East/Caucasus segments and decreased in our Europe Excluding Eastern Europe and United States

segments. The changes in total net revenue, net for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by 137% for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase in revenue was mainly attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. In addition, fee and commission income from brokerage and banking services increased due to general growth in brokerage activity and banking services in the Central Asia and Eastern Europe segment between the two quarters. The increase in revenue was also driven by an increase in net gain on trading securities due to the growth of trading portfolio and an increase in income from insurance activities as a result of the expansion of our insurance business between the two quarters. The foregoing increases in revenue in this segment were partially offset by a net loss on trading securities.

•Total revenue, net in our Europe Excluding Eastern Europe segment decreased by 35% for the quarter ended December 31, 2023 as compared to the quarter ended December 31, 2022. This decrease was mainly due to a decrease in fee and commission income in this segment by 32.8% in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The decrease in fee and commission income was largely due to a decrease in fee and commission income from brokerage services, due to a decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.

•Total revenue, net in our United States segment increased by 1460% during the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. This increase was driven mainly by an increase in fee and commission income and net gain on trading securities. The increase is mostly attributable to the underwriting and money making services fee and commission income from Prime Executions and the addition of US Markets and LD Micro in the past fiscal year. The increase in net gain on trading securities is mainly attributable to the performance of FRHC's portfolio. During the quarter ending December 31, 2022, FRHC's portfolio had a net loss, while during the quarter ending December 31, 2023, FRHC had a net gain on trading securities.
•We had total revenue, net in the Middle East/Caucus segment of $12.2 million for the three months ended December 31, 2023. This revenue was attributable to interest income from margin loans to customers, brokerage services income and net gain on foreign exchange operations.

The following table sets out total expense, net by segment for the three month periods presented (not including discontinued operations):

	Three months ended December 31,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$258,594	$112,669	$145,925	130%
Europe Excluding Eastern Europe	31,746	36,711	(4,965)	(14)%
United States	13,253	12,487	766	6%
Middle East/Caucasus	3,422	651	2,771	426%
Total expense, net	$307,015	$162,518	$144,497	89%

For the three months ended December 31, 2023, total expense increased across each of our regional operating segments compared to the three months ended December 31, 2022. The changes in total expense, net, for the three months ended December 31, 2023, were driven by the following:

•Total expense, net, in our Central Asia and Eastern Europe segment increased by 130% for the three months ended December 31, 2023. This increase was primarily driven by an increase in interest expense on securities repurchase agreements obligations and customer deposits due to growth of the securities and customer liabilities portfolios between the two quarters. In addition, there was an increase of fee and commission expense by 270% during three months ended December 31, 2023, in comparison with the three months ended December 31, 2022, which was mainly attributable to an increase of execution of client trading orders in this segment. Such increase in trading orders was a result of an increase in the size of Freedom Global's client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The increase in expense is also attributable to increased expense from insurance activity caused by expansion of our insurance activities between the two quarters. There was also an increase in payroll and bonuses expenses, resulting from expansion of our workforce in this segment through hiring and acquisitions. General and administrative expense increased due to general expansion of our operations in this segment.

•Total expense in our Europe Excluding Eastern Europe segment decreased by 14% for the quarter ended December 31, 2023 as compared to the quarter ended December 31, 2022. This decrease was mainly due to a decrease in recovery for expected credit losses.

•Total expense in our United States segment increased by 6% during the three months ended December 31, 2023. This increase was driven mainly by an increase in professional services expenses due to the payment for audit services and the increase in payroll and bonuses expense, due to an increase in the number of personnel in this segment between the two quarters.

•Total expense, net in our Middle East/Caucasus segment increased by 426% for the three months ended December 31, 2023. The increase was attributable to an increase in payroll and bonuses, general and administrative expenses and advertising expenses. For the three months ended December 31, 2023 and 2022, total expense, net in our Middle East/Caucasus segment was insignificant and mainly was represented by payroll and bonuses, general and administrative expenses.

The following table presents total revenue, net by segment for the nine month periods presented:

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$1,031,310	$365,141	$666,169	182%
Europe Excluding Eastern Europe	102,400	194,090	(91,690)	(47)%
The United States.	15,047	7,294	7,753	106%
Middle East/Caucasus	21,668	82	21,586	26324%
Total revenue, net	$1,170,425	$566,607	$603,818	107%
During the nine months ended December 31, 2023, total revenue, net increased across each of our regional operating segments, except Europe excluding Eastern Europe and the United States. The changes in total net revenue, net for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, were driven by the following:

•Total revenue, net in our Central Asia and Eastern Europe segment increased by 182% for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase in revenue was mainly attributable to an increase in interest income, as a result of an increase in interest received on securities held in our trading portfolio and an increase in interest accrued on loans issued. Moreover, commission fees from brokerage and banking services increased due to growth in brokerage activity and banking services in the Central Asia and Eastern Europe segment. The rise in revenue was also driven by an income from insurance activities, caused by expansion of our insurance business and an increase in net gain on trading securities, related to growth of our trading portfolio.

•Total revenue, net in our Europe Excluding Eastern Europe segment decreased by 47% for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. This decrease was mainly due to a decrease in fee and commission income in this segment by 61% in the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The decrease in fee and commission income was largely due to a decrease in fee and commission income from brokerage services, due to a decrease in trading activity by FST Belize between the two quarters was a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through such Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. The decrease in fee and commission income from brokerage services at Freedom EU was also attributable to an overall decrease in the volume of client trading activity by FST Belize in part caused by deteriorating stock exchange market conditions and increased macro-economic uncertainty between the two periods.

•Total revenue, net in our the United States segment increased by $7.8 million during the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. This increase was driven mainly by an increase in fee and commission income, as a result of an increase of underwriting and market-making services fee and commission income.

•We had total revenue, net in the Middle East/Caucus segment of $21.7 million for the nine months ended December 31, 2023. This revenue was attributable to interest income from margin loans to customers, brokerage services income and net gain on foreign exchange operations.

The following table sets out total expense, net by segment for the nine month periods presented (not including discontinued operations):

	Nine months ended December 31,
	2023	2022	Amount Change	% Change
Central Asia and Eastern Europe	$703,393	$284,538	$418,855	147%
Europe excluding Eastern Europe	87,655	83,370	4,285	5%
The United States	42,693	31,879	10,814	34%
Middle East/Caucasus	5,801	1,499	4,302	287%
Total expense, net	$839,542	$401,286	$438,256	109%

For the nine months ended December 31, 2023, total expense increased across each of our regional operating segments, except Europe excluding Eastern Europe, compared to the nine months ended December 31, 2022. The changes in total expense, net, for the nine months ended December 31, 2023, were driven by the following:

•Total expense, net, in our Central Asia and Eastern Europe segment increased by 147% for the nine months ended December 31, 2023. This increase was primarily driven by rise in interest expense on securities repurchase agreements obligations and customer deposits due to growth of securities and customer liabilities portfolios. In addition, there was an increase of fee and commission expense by 168% during nine months ended December 31, 2023, in comparison with the nine months ended December 31, 2022, which was mainly attributable to an increase of execution of client trading orders in this segment. Such increase in trading orders was a result of an increase in the size of Freedom Global's client base and ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and conduct ongoing trading through Freedom Global accounts, consistent with our strategy to reduce the amount of transactions conducted under our omnibus arrangement with FST Belize. There was an increase in expense from insurance activity during this quarter caused by our insurance activities. This segment also experienced an increase in payroll and bonuses, resulting from expansion of our workforce through hiring and acquisitions. Moreover, general and administrative expense rose due to expansion of our operations.

•Total expense in our Europe excluding Eastern Europe segment increased by 5% for the nine months ended December 31, 2023. This increase was mainly due to an increase in interest expense primarily from growth in interest expense on margin lending payable and an increase in operating expenses, mainly due to payroll and bonuses, advertising expenses and professional services.

•Total expense in our United States segment increased by $10.8 million during the nine months ended December 31, 2023. This increase was driven mainly by an increase in professional services due to the payment for the audit services. There was also an increase in payroll and bonuses expenses and general and administrative expenses, mainly due to the overall growth of personnel and overhead expenses.

•Total expense, net in our Middle East/Caucasus segment increased by 287% for the nine months ended December 31, 2023. The increase was attributable to an increase in payroll and bonuses, general and administrative expenses and advertising expenses. For the nine months ended December 31, 2023 and 2022, total expense, net in our Middle East/Caucasus segment were insignificant and mainly were represented by payroll and bonuses, general and administrative expenses.

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

	December 31, 2023	March 31, 2023

Cash and cash equivalents(1)	$561,883	$581,417
Trading securities	$3,680,453	$2,412,556
Total assets	$7,449,043	$5,084,558
Net liquid assets(2)	$2,314,555	$1,852,886

(1)Of the $561.9 million in cash and cash equivalents we held at December 31, 2023, $107.3 million, or approximately 19%, was subject to reverse repurchase agreements. By comparison, at March 31, 2023, we had cash and cash equivalents of $581.4 million, of which $29.8 million, or approximately 5%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. It includes liquid assets possessed after deducting securities repurchase agreement obligations.
As of December 31, 2023, and March 31, 2023, we had total liabilities of $6,409.8 million and $4,313.8 million, respectively, including customer liabilities of $2,248.0 million and $1,925.2 million, respectively.
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

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022

Net cash flows used in operating activities	$(1,373,355)	$(465,791)
Net cash flows used in investing activities	(593,033)	(641,321)
Net cash flows from financing activities	1,892,328	1,506,188
Effect of changes in foreign exchange rates on cash and cash equivalents	(6,449)	85,064

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(80,509)	$484,140
Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the nine months ended December 31, 2023, was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for credit losses). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022

Increases in trading securities	$(1,149,192)	(1)	$(630,879)
Increases in brokerage customer liabilities	$71,982	(2)	$240,362
Increases in margin lending, brokerage and other receivables	$(603,701)	(3)	$(270,725)
Increases in margin lending and trade payables	$30,593	(4)	$92,225
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
Net cash flow used in operating activities in the nine months ended December 31, 2023, was attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which was offset in part primarily by an increase margin lending and trade payables.

Net Cash Flows Used In Investing Activities
During the nine months ended December 31, 2023, net cash used in investing activities was $593.0 million compared to net cash used in investing activities of $641.3 million during the nine months ended December 31, 2022. During the nine months ended December 31, 2023, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $547.8 million, consideration paid for the acquisitions of Aviata, Arbuz, Ticketon and Internet Tourism in the aggregate amount of $33.4 million and the purchase of fixed assets in the amount of $36.3 million. Cash used in investing activities was partially offset by the proceeds received from the sale of available for sale securities, net of purchase, in the amount of $41.7 million, and cash and cash equivalents received as part of the acquisitions of Aviata, Internet Tourism, Arbuz and ReKassa in the amount of $2.5 million.
Net Cash Flows From Financing Activities
Net cash from financing activities for the nine months ended December 31, 2023, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $1,370.6 million, bank customer deposits received in the amount of $271.6 million due to the growth of banking activity in the Central Asia and Eastern Europe segment, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $45.5 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of $206.4 million and proceeds from loans received of $1.5 million. These cash inflows were offset in part by a cash outflow for the purchase of a non-controlling interest in Arbuz in the amount of $3.2 million,
CAPITAL EXPENDITURES
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for our Freedom EU subsidiary. The contract implies approximate capital expenditures in the amount of $7.5 million and $4.5 million for the 2024 and 2025 fiscal years, respectively. We are financing this construction project primarily using our own funds.
On November 27, 2023, our Board of Directors approved a strategic plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Execution of the new plan is expected to require significant capital investment. Total capital expenditures in connection with Freedom Telecom over the next five years are projected to be approximately $650 million for, among other things, the acquisition of a 5G band license, construction of a backbone network, establishment of a data center and acquisitions of smaller companies in the sector. We currently plan to finance these expenditures with a combination of domestic bond financing in Kazakhstan and vendor financing, including a $200 million U.S. dollar domestic bond placement in Kazakhstan that we completed on December 19, 2023. For further information, see "Indebtedness - Long-term" below.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Total capital expenditures required in connection with Freedom Media over the next five years are estimated to be approximately $54 million. We will finance our capital expenditures related to Freedom Media primarily using our own funds.
DIVIDENDS
We did not declare or pay a cash dividend on our common stock during the three months ended December 31, 2023. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into on the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of December 31, 2023, $2,889 million, or 79%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1,517 million, or 63%, as of March 31, 2023. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations, see Note 9 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q .
Long-term
On October 21, 2021, Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount up to $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of financing the development of the Freedom Telecom business. The bonds are guaranteed by FRHC. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%.
As of December 31, 2023, there was an aggregate of $64.5 million and $200.4 million in principal amount of Freedom SPC Bonds due 2026 and Freedom SPC bonds due 2028, respectively, outstanding. The aggregate accrued interest as of December 31, 2023 for both the Freedom SPC bonds due 2026 and the Freedom SPC bonds due 2028 was $1.4 million.
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
At December 31, 2023, these minimum net capital and capital adequacy requirements ranged from approximately $53.6 thousand to $22 million and fluctuate depending on various factors. At December 31, 2023, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $63.4 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at December 31, 2023.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results
Allowance for credit losses
The Company has recently adopted a new accounting standard, ASC 326 - Current Expected Credit Losses (CECL), effective April 1, 2023. This standard has introduced significant changes to how we estimate and recognize credit losses for our financial assets. Management estimates and recognizes the CECL as an allowance for lifetime expected credit losses for loans issued. This is a departure from the previous practice of recognizing allowances based on probable incurred losses.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of December 31, 2023, the Company had goodwill of $52.2 million.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2023, and March 31, 2023 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $133.8 million and $80.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $143.6 million and $87.0 million incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
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
An analysis of our December 31, 2023, and March 31, 2023 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $39.6 million, and $88.7 million, respectively.
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
As of December 31, 2023, and March 31, 2023, our exposure to equity investments at fair value was $99.6 million and $65.7 million, respectively. Based on an analysis of the December 31, 2023, and March 31, 2023 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $10.0 million and $6.6 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2023, we had $941.5 million in margin lending receivables from our customers, 2.83% of which was due from FST Belize. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Plan for the Material Weaknesses

Management’s remediation plan to address the material weaknesses existing as of December 31, 2023, includes the following:

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

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except for the following updated risk factors and additional risk factors related to our strategy to build a digital fintech ecosystem, including establishing a telecommunications operator and media business in Kazakhstan, we believe there have been no material changes from the risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on August 4, 2023:

Risks Related to our Business and Operations

We may not be able to manage our growth effectively.

We have experienced recent rapid growth in our business over a short period. Our number of total brokerage customer accounts increased from approximately 170,000 as of March 31, 2021 to approximately 458,312 as of December 31, 2023. Our total number of employees increased from 2,546 employees as of March 31, 2021 to 5,372 employees as of
December 31, 2023. Our total assets increased by 73% from $2.3 billion as of March 31, 2021 to $7.4 billion as of December 31, 2023. We have made a number of recent significant acquisitions, including the acquisitions of Freedom Bank KZ and PrimeEx in December 2020, and Freedom Life and Freedom Insurance in May 2022. In addition, on November 27, 2023, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary, pursuant to our strategy to build a digital fintech ecosystem. Pursuant to the newly adopted plan, we will establish a new independent telecommunications operator in Kazakhstan to provide high-quality mobile communication, broadband internet access, Wi-Fi and digital services to customers. Execution of the new plan is expected to require significant capital investment. Total capital expenditures in connection with Freedom Telecom over the next five years are projected to be approximately $650 million for, among other things, the acquisition of a 5G band license, construction of a backbone network, establishment of a data center and acquisitions of smaller companies in the sector. We currently plan to finance these expenditures with a combination of domestic bond financing in Kazakhstan and vendor financing. Also in furtherance of our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Freedom Media is currently in a developmental stage. Total capital expenditures required in connection with Freedom Media over the next five years are estimated to be approximately $54 million. We project that Freedom Media will incur losses for the years 2024 and 2025 with profitability forecasted to commence from 2026 onwards, based on assumptions included in our financial model.

There can be no assurance that we will be able to achieve a positive return on the investment we make in the general expansion of our business. Moreover, our overall growth has required and will continue to require significant allocation of capital and management resources, further development of our financial, internal controls and information technology systems, continued upgrading and streamlining of our risk management systems and additional training and recruitment of management and other key personnel. At the same time, we must maintain a consistent level of client services and current operations to avoid loss of business or damage to our reputation. If we fail to adequately manage growth, such failure may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. As part of our strategy to enter the telecommunications and media markets in Kazakhstan, we will compete with various telecommunications operators and other participants in the telecommunications market and with various media providers, respectively. Many of the firms with which we currently compete, or will compete in the future, are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. If we fail to compete effectively with other retail brokerage and financial services firms, or potential new entrants to the market, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We plan to incur losses in our new telecommunications and media businesses.

Our recently established telecommunications subsidiary, Freedom Telecom, is expected to be loss-making for each of the calendar years 2024, 2025 and 2026 and to become profitable starting in the calendar year 2027, based on assumptions included in our financial model. While our financial model provides that the successful execution of our plan to establish our telecommunications business will begin to have a significant positive impact on our consolidated net income starting in 2028, such losses, and increased debt service costs associated with funding the implementation of the strategic plan, will have an adverse effect on our consolidated net income in the relevant periods. In addition, we project that our recently established Freedom Media subsidiary will incur losses in the calendar years from 2024 to 2026 with profitability forecasted to commence from the 2027 calendar year onwards, based on assumptions included in our financial model.

We may be unable to implement our digital fintech ecosystem strategy successfully.

A component of our business strategy is to build a digital fintech ecosystem through which our products and services can be provided to our customers. Our ability to execute this strategy could be affected by a number of factors, including but not limited to, the factors described in our annual report on Form 10-K for the fiscal year ended March 31, 2023.

There are substantial risks associated with our efforts to build a digital fintech ecosystem, including risks that (i) our unfamiliarity with new lines of business may adversely affect the success of such actions, (ii) revenue from such activities might not be sufficient to offset the development, regulatory and other implementation costs, (iii) competing products and services and shifting market preferences might affect the profitability of such activities and (iv) our internal controls might be inadequate to manage the risks associated with new activities. If any such expansions into new product markets are not successful, there could be a material adverse effect on our business and results of operations.

In particular, we can give no assurance as to our future ability to establish a telecommunications operator in Kazakhstan in a timely fashion or on profitable terms. Our ability to do so will depend our ability to acquire of a 5G band license, construct a backbone network, establish a data center and acquire smaller companies in the sector. Our ability to accomplish these items on schedule and within budget, achieve our revenue targets or realize acceptable returns, is subject to a number of risks as a result of factors over which we have no control, including the need for regulatory approvals, the availability of equipment and labor, equipment breakdowns or accidents, adverse weather conditions, social unrest, unforeseen or uncontrollable cost increases and other risks associated with the deployment of new telecommunications infrastructure. We can give no assurance as to the commercial viability of our planned backbone network and data center or our ability to overcome any obstacles we may encounter during their construction or to complete them, or as to our ability to finance our capital expenditures in connection with their establishment. Our ability to operate our telecommunications businesses, once established, successfully and profitability will also depend on a number of factors, many of which are beyond our control. Similarly, we can give no assurance as to our future ability to establish a media business in Kazakhstan in a timely fashion or on profitable terms.

Given the various risks to which we are exposed and the uncertainties inherent in the relevant business areas, we cannot guarantee the successful execution of our digital fintech ecosystem strategy. Additionally, the implementation of this strategy may put operational strain on our business and consume management time and focus to the detriment of our existing business operations. If we do not meet our strategic objectives or achieve the results initially expected, we may be unable to recover our investments, which may have a material adverse effect on our business, financial condition and results of operations. Furthermore, the cost of certain online and technology investments, including any operating losses incurred, could adversely impact our financial performance in the short term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term..

Risks Related to Information Technology and Cyber Security

Our operations are highly dependent on the continued and proper functioning of our information technology systems.

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
Events causing failures of our systems may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including, but not limited to, the outbreak of a pandemic such as Covid-19, social unrest such as occurred in
Kazakhstan in January 2022, or armed conflict such as the Russia-Ukraine conflict. For example, during the transition from the calendar year 2022 to the calendar year 2023, Freedom Bank KZ experienced a technical failure in processing transactions on its MultiInvest cards, as a result of which it incurred losses of approximately $3 million. After the error was identified, measures were taken to rectify the issue and provide for timely synchronization of the balances going forward.

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

Other businesses we currently operate, or that we will establish in the future pursuant to our digital fintech ecosystem strategy, including our planned telecommunications and media businesses, will also be highly dependent on the proper functioning of IT systems and related technology.

If any of our systems do not operate properly or are disabled or otherwise unavailable, or if there are other shortcomings or failures in our internal processes, personnel, or systems related to the electronic communications and functionality our operations depend on, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to customers, regulatory intervention, or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations.

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
101
The following Freedom Holding Corp. financial information for the periods ended December 31, 2023, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: February 9, 2024	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 9, 2024	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer