Form 10-K
period 2024-03-31
Freedom Holding Corp.
filed 2024-06-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

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
☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,394,433,335.
As of June 7, 2024, the registrant had 60,626,345 shares of common stock, par value $0.001, outstanding.

FREEDOM HOLDING CORP.
Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "we," "our," "us," "our company," "our business" and "Freedom" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to "fiscal 2024," "fiscal 2023" and "fiscal 2022" (or similar references to a respective "fiscal year") mean the 12-month period ended March 31 of the relevant year.
Special Note About Forward-Looking Information
All statements other than statements of historical fact included herein and in the documents incorporated by reference in this annual report on Form 10-K, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions or divestitures, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.
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
•the impact of competition, including downward pressures on fees and commissions;
•our ability to meet regulatory capital adequacy or liquidity requirements, or prudential norms;
•our ability to protect or enforce our intellectual property rights in our brands or proprietary technology;
•our ability to retain key executives and recruit and retain personnel;
•the impact of rapid technological change;
•information technology, trading platform and other system failures, cybersecurity threats and other disruptions;
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
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed under "Risk Factors" in Part 1 Item 1A of this annual report.
Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they are incorporated by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
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

PART I
Item 1. Business
OVERVIEW

Freedom Holding Corp. ("FRHC") is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services, and information processing services. We also own several ancillary businesses which complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.

Our business was founded in order to provide access to the international capital markets for retail brokerage clients in our core markets. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and other financial services needs. We are committed to further developing our digital fintech ecosystem going forward by integrating our core financial services businesses with our ancillary business offerings. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offering and meet the evolving needs of our diverse customer base.

Our principal executive office is in Almaty, Kazakhstan. We have a presence in Armenia, Austria, Azerbaijan, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Kazakhstan, Kyrgyzstan, Netherlands, Poland, Spain, the United Arab Emirates, the United Kingdom, the United States, Turkey and Uzbekistan. Our subsidiaries in the United States include a broker-dealer that is registered with the SEC and the Financial Industry Regulatory Authority ("FINRA"). As of March 31, 2024, we had 6,197 employees, 161 offices (of which 46 offered brokerage services, 52 offered insurance services offices, 20 offered banking services and 43 offered other financial and non-financial services) and 530,000 retail brokerage customer accounts.

From the beginning of calendar 2024, our Chief Executive Officer, Chief Financial Officer and President, who collectively act as our chief operating decision maker (CODM), began to manage our business, make operating decisions, and evaluate operating performance on the basis of a new segmental structure. As a result, we have realigned our reportable segments into the following four segments: Brokerage, Banking, Insurance, and Other. All prior period segment information has been recast to reflect this change in reportable segments.

Financial information concerning us, our business segments for each of the years ended March 31, 2024, 2023 and 2022 is included in Part II Item 8 "Financial Statements and Supplementary Data" of this Report.
Our Corporate History
Reverse Acquisition Transaction
We were originally incorporated in the State of Utah in July 1981. In December 2004 we redomiciled to the State of Nevada. In November 2015, we entered into a reverse acquisition agreement with Timur Turlov whereby we agreed to change our name from BMB Munai, Inc. to Freedom Holding Corp. and to acquire from him 100% ownership interests in FFIN Securities, Inc. (now a dormant company), Freedom Finance Europe Limited ("Freedom EU"), and LLC Investment Company Freedom Finance (“Freedom RU”) and its wholly owned subsidiary, Freedom Finance JSC ("Freedom KZ"). These acquisitions closed in several stages from November 2015 to November 2017 as required audits and regulatory approvals were received. At the completion of the acquisitions, Timur Turlov was our controlling shareholder.
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
In July 2014, prior to our acquisition from him of FFIN Securities, Inc., Freedom EU, and Freedom RU and Freedom KZ, Timur Turlov established Freedom Securities Trading Inc. (formerly FFIN Brokerage Services, Inc.) ("FST

Belize"), a corporation registered in and licensed as a broker dealer in Belize, to provide brokerage services to customers seeking to purchase or trade securities in the international securities markets. FST Belize is 100% owned by Timur Turlov and is not part of our group of companies. Historically, we engaged in a significant volume of transactions with FST Belize through an omnibus brokerage arrangement, but the extent of this arrangement was actively scaled down in recent periods and the omnibus brokerage arrangement had been terminated as of March 31, 2024. For more information regarding our transactions with FST Belize, see "Related Party Transactions" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.
Significant Historical Milestones
On September 26, 2019 FRHC's shares were approved for listing on Nasdaq and the shares began trading on Nasdaq on October 15, 2019.

In December 2020 we completed the acquisition of JSC Kassa Nova Bank, a Kazakhstan consumer bank with 10 branch offices across Kazakhstan, which we subsequently renamed Bank Freedom Finance Kazakhstan JSC and which, in May 2024, we subsequently renamed to Freedom Bank Kazakhstan JSC ("Freedom Bank KZ").

In December 2020 we completed the acquisition of Prime Executions, Inc. ("PrimeEx"), a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange, which represented our initial entry into the U.S. market. In January 2022, PrimeEx received regulatory approval from FINRA to conduct investment banking and equity capital markets business.

On May 17, 2022 we completed the acquisition of two insurance companies, Freedom Finance Life JSC ("Freedom Life") and Freedom Finance Insurance JSC ("Freedom Insurance"). These two companies had been 100% controlled by the Company's chief executive officer, chairman and majority shareholder, Timur Turlov, at the time of the acquisition.
In February 2023 we completed the divestiture of our Russian subsidiaries.
Our Business Strategy
Our focus has been to establish ourselves as a leader in the financial services industry, serving individuals and institutions by offering them efficient access to international capital markets and market-leading financial services. Our strategy is based on the following key objectives:
•Expand through acquisitions on an opportunistic basis. Historically we have been active in pursuing non-organic growth through acquisitions. This has allowed us to accelerate our growth through the acquisition of talented and experienced personnel and essential technology assets. We anticipate that we will continue to acquire financial services-related companies, complementary businesses and financial and complementary technologies on an opportunistic basis. Our acquisition strategy includes a focus on expanding our presence in the U.S. market.
•Create digital fintech ecosystem. In Kazakhstan, we have introduced innovative, integrated financial technologies that we intend to expand to other markets and, eventually, globally. For example, our digital mortgage is our flagship digital product in Kazakhstan. It interfaces with government databases to efficiently access relevant information for qualifying customers for state-sponsored mortgage programs and other lending programs we offer. Our technology platform integrates many of our services into a suite of complementary services that are easy to access and qualify for. For example, in Kazakhstan we have acquired two insurance companies, an online ticket sales company, a payment system services company, and an online travel agency. Offering complementary services increases our brand loyalty and opportunities to cross-sell the variety of services we offer. Because these services are all digitally accessed and performed, we are able to market and scale the services into new regions on a cost-effective basis. As we continue to add complementary services through acquisitions or internal development, we plan to expand this platform into additional markets as regulatory and market conditions dictate. During fiscal 2024, we began the implementation of our plan to enter the telecommunications market in Kazakhstan, as a part of our strategy to build a digital fintech ecosystem. As part of our strategy, we seek to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, mobile virtual network operator (MVNO) services, WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses or entering into partnerships where required.
•Continue to grow organically. We continue to grow organically, benefiting from favorable market and economic conditions in many of the regions where we operate. Our recent organic growth has been driven by expansion of our network of retail financial advisers and increases in the volume of analysts' reports made available to our customer base, as well as significantly increased trading volume and customer activity stemming from government and bank interventions that have resulted in increased market volatility and economic uncertainty. In addition to expansion of our business in our core markets, we have recently expanded our area of operations to include new countries including Armenia, Austria, Azerbaijan, Belgium, Bulgaria, France, Germany, Greece, Italy, Netherlands, Poland, Spain, the UAE, the United Kingdom and Uzbekistan. We seek to continue to continue to grow organically, including expanding into additional countries.
•Adhere to conservative risk management principles. Our investment policies and strategies are primarily focused on preservation of capital and supporting our liquidity requirements. In our proprietary trading, we typically invest in investment grade securities, with the primary objective of minimizing the potential risk of loss of principal. Our investment policies generally require that the securities we acquire are investment grade and limit the amount of our credit exposure to any one issuer or customer.
•Aspire to excellence in governance, transparency and regulatory compliance. In addition to complying with local requirements in each market in which we operate, we believe we have a competitive advantage with our clients in many regions because we are a U.S. corporation subject to the governance and disclosure requirements applicable to SEC-registered companies trading on the Nasdaq Capital Market. Our operations are subject to substantial regulatory oversight by various regulatory bodies, and we strive to be a trusted participant in the regulatory framework in each jurisdiction in which we operate. We have a group-wide compliance department that oversees compliance for our group of companies. The department is responsible for establishing compliance controls, policies and procedures to support subsidiary compliance officers and their staff and in-house attorneys in various jurisdictions to discharge our obligations under local regulatory requirements. Our compliance begins with customer onboarding where we employ robust know-your-customer, anti-money-laundering and countering terrorist financing (AML/CTF) and sanctions screening platforms using various world-class third-party data providers in a system that is integrated with our trading platform. Customer sanctions screening is done daily and individual financial transactions are reviewed according to multiple risk parameters. Additionally, we have internal policies, procedures and systems in place for possible compliance-related matters related to whistleblowing, improper trading patterns, tax reporting obligations, and other internal policies (e.g., trading our own stock or the stock of our customers). We focus on the development of our compliance control, operations, and internal audit activities to ensure each compliance activity meets our risk management standards and industry standards.
PRODUCTS AND SERVICES

Our business is organized into four segments: Brokerage, Banking, Insurance and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under Item 7. Management’s discussion and analysis of results of operations and financial condition of this Report; and Note 30 Segments of business of the notes to consolidated financial statements included in Item 8 of this Report.
Our Brokerage segment primarily focuses on retail brokerage and investment banking. Our Banking segment encompasses lending, deposit services, payment card services, money transfers, and correspondent accounts, supporting both individual and corporate clients with innovative digital financial solutions. Our Insurance segment offers life and general insurance services. Our Other segment includes payment processing services, online ticket sales, and new business areas including telecommunications and media services.
We also engage in proprietary securities trading activities through each of our four segments. We facilitate repurchase and reverse repurchase agreements, both to support the funding of our proprietary investments and acting as an intermediary between third party purchasers and sellers. The size of our securities positions varies substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume of an individual issuer's securities. Also, the aggregate value of securities which we may carry is limited by the net capital and capital adequacy rules in effect in the jurisdictions where we conduct business. See "Regulatory Oversight" in Part I Item 1 and "Liquidity and Capital Resources" in Part II Item 7 of this annual report.
We conduct our business through a number of subsidiaries. For more information regarding our subsidiaries, see Note 1 "Description of Business" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report:
Brokerage Segment
As of March 31, 2024, in our Brokerage business segment we had 46 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States,

Uzbekistan and Kyrgyzstan. Freedom KZ and Freedom Finance Global PLC ("Freedom Global") are professional participants on the KASE and the Astana International Exchange ("AIX"). Foreign Enterprise LLC Freedom Finance ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE"). PrimeEx is a professional participant on the New York Stock Exchange ("NYSE").
Freedom EU oversees our European region operations (including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Poland and Spain). In Cyprus, we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through Freedom EU we provide transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter ("OTC") securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. Historically, FST Belize’s customers executed brokerage transactions indirectly through Freedom EU via several omnibus accounts held by FST Belize with Freedom EU. As of March 31, 2024, we had terminated our omnibus brokerage arrangement with FST Belize.
We entered the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). PrimeEx conducts investment banking and equity capital markets business under the name Freedom Capital Markets ("FCM"). FCM provides its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services.
As of March 31, 2024, we had 1,404 employees in our Brokerage segment, including 1,402 full-time employees and 2 part-time employees.
•Securities brokerage services. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Customers can establish accounts and conduct securities trading with transaction-based pricing both through on-line tools and at retail locations. We market our brokerage services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities. We offer full-service retail brokerage services covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, derivatives, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule that aligns with local practices. We provide our brokerage customers with access to the U.S. stock markets, and a significant amount of our brokerage business relates to trading in U.S.-exchange listed and OTC securities by our brokerage customers.
A majority of the trades we execute for our brokerage customers are done on an "over-the-counter" basis with counterparties outside the United States, including institutional market maker customers who hold accounts with us or, previously, with our FST Belize affiliate, from whom we earn commissions. We use the services of third-party U.S.-registered securities broker dealer and clearing firms to execute substantially all of our trades that are executed directly in the U.S. market.
For both individual and institutional brokerage clients, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the client or may use such financial instruments for our own account or the account of another client. We maintain omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. We may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours. See "Margin Lending" below.
•Margin lending. We grant margin loans to our brokerage customers, collateralized by securities and cash in the customer's account, for application to a portion of the purchase price of securities, and we receive income from interest charged on such margin loans.

•Investment banking. Our investment banking business consists of investment banking professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products. Our investment banking team focuses on multiple sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. In Kazakhstan and Uzbekistan, commercial banks are currently focusing their financing activities on large or state-owned enterprises, and commercial lending sources impose loan structures and debt covenants that preclude many companies from obtaining such lending. This has created growing interest in and demand for our investment banking services in those countries. In the United States, our investment banking activities include, among others, underwriting of debt and equity offerings on both a "best efforts" and a firm commitment basis. In the equity capital markets area, we provide capital raising solutions for corporate customers through initial public offerings and follow-on offerings, including listings of companies on stock exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares. In the debt capital markets area, we offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate issuers in the emerging markets.
In our Brokerage segment we also conduct proprietary securities trading activities.
As of March 31, 2024, 2023 and 2022, respectively, we had approximately 530,000, 370,000 and 250,000 total brokerage customer accounts, of which more than 58%, 56% and 58% had positive cash or asset account balances. As of March 31, 2024, we had approximately 96,000 active accounts, as compared to 52,000 and 53,000 active accounts as of March 31, 2023 and 2022, respectively. We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. The increases in the number of brokerage customer accounts during the fiscal years ended March 31, 2024, 2023 and 2022 were due to both organic growth and the migration to our brokerage companies of certain former customers of our former Russian brokerage subsidiary and of FST Belize.
Banking Segment
In our Banking segment we offer a range of retail and commercial banking products and services in Kazakhstan. With total assets exceeding $4.9 billion as of March 31, 2024, Freedom Bank KZ has positioned itself as a leader in asset growth in Kazakhstan’s banking sector and is ranked among the top eight banks in the country based on total assets as of April 1, 2024, according to National Bank of Kazakhstan (the "NBK").
Freedom Bank KZ was established in 2021 following the acquisition of Kassa Nova from ForteBank and has since expanded its operations to cater to over 903,500 clients in 2024 from 546,000 in 2023. Freedom Bank KZ has shown a notable increase in its financial standing, largely due to a significant growth rate in assets, deposits, and its securities and loan portfolio.
As of March 31, 2024, Freedom Bank KZ assets increased by 52%, loan portfolio by 68%, deposit portfolio by 47% and trading portfolio by 69% in comparison with March 31, 2023,
Freedom Bank KZ is a pioneer in digital banking services in Kazakhstan, having granted 7,747 digital mortgage loans and 14,202 digital car loans to individuals, alongside a substantial amount of lending to small and medium-sized enterprises. Freedom Bank KZ also actively participates in the Kazakhstan national housing program, holding a prominent position in the mortgage market. Additionally, Freedom Bank KZ has implemented Visa B2B Connect to facilitate secure and fast international payments for Kazakhstan businesses, marking its foray into enhancing digital banking services in Central Asia.
In our Banking segment we also conduct proprietary securities trading activities.
We have 20 office locations in Kazakhstan that provide banking services to our customers. As of March 31, 2024, we had 2,090 employees in our Banking segment, all of which were full-time employees.
In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIC") administers the deposit insurance system. The KDIC insures deposits in the case of liquidation of a bank-member of the KDIC fund. Deposits are insured up to 20 million Kazakhstan tenge (approximately $45 as of March 31, 2024) per customer.
•Payment Cards. We are a key participant in the international payment systems Visa and MasterCard in the regions in which we operate. We issue both single and multi-currency cards, which allow purchases to be made in multiple different currencies with the use of a single card. We provide internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer customers several investment and structured banking products (insured deposits with option features and currency risk hedging products as permitted by local laws). The following is a description of our principal payment cards:
◦Invest card. The Invest card allows our customers the ability to manage their investment accounts both online and in branches of our bank and is the only card of its kind available in the Kazakhstan market. The card is associated with a brokerage account that may be opened with any broker in Kazakhstan that meets the applicable legal requirements. Freedom Bank KZ partners with the relevant broker. The broker has the ability to issue a card in a few minutes through Freedom Bank KZ's remote channels. The Invest card offers features unique to the Kazakhstan market including: integration with the customer's brokerage accounts to allow for convenient instant money transfers to and from the customer's brokerage account; no fee interbank and peer-to-peer transfers and replenishment of the card in any currency; daily interest payments in U.S. dollars on the outstanding balance on a savings account; and the ability to remotely open bank accounts by means of biometric identification and remote execution of account opening documents. At the customer's election the Invest card can be a digital card or a plastic card. During fiscal 2024 approximately 24,141 new Invest cards were issued to customers.
◦Deposit card. The deposit card combines the features of deposit and debit cards. The card is tied to a deposit account, and when debit transactions are made the money is debited from the deposit account. Clients have the opportunity to save simultaneously in seven currencies. During fiscal 2024, 182,583 new deposit cards were issued.
◦Freepay. Freepay is a card with a credit limit of the equivalent of approximately $3,300, which can be used by customers for personal expenses including making purchases in installments or on credit. For installment or credit purchases, the client does not have to obtain a card in advance, but instead the card is issued automatically when a purchase is made through our partner network. During fiscal 2024, 139,549 new Freepay cards were issued.
◦Freedom card. The Freedom card is a multi-currency payment card for any purchases around the world. Clients can hold money under the card in seven different currencies. During fiscal 2024, 36,907 new Freedom cards were issued.
◦Araldy Saqta, Araldy Saqta is a deposit card with an increased cashback of up to 10%, and the cashback amount is transferred to the International Fund for the Salvation of the Aral Sea in Kazakhstan.
•Digital Mortgages. In July 2021, Freedom Bank KZ launched a highly digitized mortgage product, which allows for the obtaining of a mortgage loan through an online process. The bank's internal process interacts with many government services, which significantly speeds up the process of obtaining a mortgage. The client submits an application in his or her personal account, passes the scoring and online assessment of the selected property, and signs all the necessary documents using an electronic digital signature. The pledge is registered using blockchain technology, and the decision to issue a loan is made through an automatic system. Our digital mortgage product has enabled Freedom Bank KZ to become the leading mortgage lender in the Kazakhstan market, with a market share of 19.4% as of March 31, 2024. In the 2022 calendar year, Freedom Bank KZ was the leader in issuing mortgage loans under the Kazakhstan state program for financing of mortgage loans “7-20-25”. During fiscal 2024, we issued 7,747 digital mortgage loans.
•Digital Car Loans. In June 2022, Freedom Bank KZ launched a unique digital product that allows an auto loan to be obtained through an entirely online process. The platform has made the auto buying process more transparent and streamlined and has created safeguards to limit the risk of financial fraud or identity theft. Like a digital mortgage, a digital auto loan allows a new or used car to be purchased in as little as one day and without physically visiting the bank, and all documents are signed using biometrics. In addition, customers do not need to purchase additional auto insurance, which is included in the registration process and is provided by Freedom Insurance. As of March 31, 2024, more than 305 car dealerships cooperated with Freedom Bank KZ in offering digital auto loans. Some of them allow cars to be purchased in installments. During fiscal 2024, 14,202 digital auto loans were issued. As of March 31, 2024, Freedom Bank's share in the total Kazakhstan's digital auto loans market amounted 9.3%, according to the First Credit Bureau of the Republic of Kazakhstan.
•Digital Business Loans. Freedom Bank KZ seeks to provide a high level of service to legal entities and to provide support for entrepreneurial activities in the market. At the beginning of the 2024 calendar year, we launched the digital business loan, which allows small businesses to obtain a loan in as little as one day and without physical delivery of documents. All documents are signed using biometrics, without the need for an electronic digital signature, and the loan proceeds are transferred to a corporate card, which is automatically opened in the name of the client during the loan process. Freedom Bank KZ is a member of the Damu Fund, a Kazakhstan state program, which provides entrepreneurs with the opportunity to receive a loan to develop their business at a reduced rate, and such loans can be applied for online with our digital business loan. During fiscal 2024, 20,153 digital business loans were issued. As of March 31, 2024, Freedom Bank's share in the total Kazakhstan's digital business loans market amounted 21.3%, according to the First Credit Bureau of the Republic of Kazakhstan.
•Freedom Box. Freedom Box is a package of payment acquiring services for individual entrepreneurs whereby the entrepreneurs do not need to bring documents to our bank in order obtain the package of services. The package includes an installment plan for clients purchasing the acquiring services, a free POS terminal, an overdraft facility and an entrepreneur's card. After the client applies and is approved for Freedom Box, it can start using Freedom Box online, and the card and POS-terminal will subsequently be delivered. During fiscal 2024, 3,804 clients subscribed to the Freedom Box service package.
Insurance Segment
On May 17, 2022, we acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to our acquiring these companies, each was wholly owned by our controlling shareholder, chairman and chief executive officer, Timur Turlov. We acquired these companies from him at the historical cost paid by him plus amounts he had contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by us because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. The purchase price for Freedom Insurance was $12.4 million and the purchase price for Freedom Life was $12.1 million.
We believe incorporating the offerings of these insurance companies with our existing brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan, will allow us to create a significant sustainable competitive advantage in Kazakhstan as an integrated, efficient and convenient single source for financial services.
•Freedom Life. Freedom Life was established in 2014. Since 2018 the Company has been operating under the Freedom Finance brand. Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. Freedom Life has an S&P Global Rating of "BB" on the international scale and long-term rating on the national scale of "kzA+" with a "Negative" outlook. As of March 31, 2024, Freedom Life had 387,103 clients and 616,301 active contracts. As of March 31, 2024, Freedom Life had total assets of approximately $372.2 million and total liabilities of approximately $290.2 million. During the fiscal year ended March 31, 2024, Freedom Life experienced a 121% increase in gross insurance premiums written and recognized a net profit of approximately $23.5 million. As of March 31, 2024, Freedom Life's market share in the Kazakhstan life insurance market was 12% based on gross written premiums for life insurance, and it held an approximately 56% market share in the Kazakhstan voluntary life-related accident insurance market, in each case according to the NBK.
•Freedom Insurance. Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. Freedom Insurance has been assigned "B+" rating by S&P Global Ratings and "kzBBB" national scale rating: Outlook - "Stable." Freedom Insurance distributes its products and services through different channels such as the internet, payment terminals and a call center. By utilizing its digital solutions, Freedom Insurance's customers can purchase Freedom Insurance products within five minutes and have a personal account for managing policies. As of March 31, 2024, Freedom Insurance had 146,466 clients and 190,872 active contracts. As of March 31, 2024, Freedom Insurance had total assets of approximately $163.1 million and total liabilities of approximately $112.9 million. During the fiscal year ended March 31, 2024, Freedom Insurance had an 84% increase in written insurance premiums received as compared to fiscal 2023 and recognized net profit of approximately $16 million. According to the NBK, as of March 31, 2024, Freedom Insurance had an approximately 7% share of the total Kazakhstan general insurance market based on total assets and had an approximately 3% share of the Kazakhstan car owners liability insurance market based on insurance premiums received. On August 27, 2022, we acquired 100% of JSC Insurance Company "London-Almaty" ("London-Almaty"), a Kazakhstan insurance company, and on December 19, 2022, this company was merged into Freedom Insurance.

In our Insurance segment we also conduct proprietary securities trading activities.
As of March 31, 2024, we had 52 offices and 855 employees, including 848 full-time employees and 7 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of March 31, 2024, in our Other segment we had 43 offices and 1,848 employees, including 1,792 full-time employees and 56 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have recently established subsidiaries in Kazakhstan with a view to launching a telecommunications business and a media business, respectively, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. The Other segment accounted for $62.5 million, or 4%, of our total revenue, net for the fiscal year ended March 31, 2024. This revenue was mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
Digital Fintech Ecosystem and Product Expansion
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

See "Information Technology" below for a description of our Technology Development and Ecosystem Growth strategy and our Tradernet software platform, which is our flagship technology product.
We have recently expanded our digital product portfolio with the acquisition of Ticketon Events LLP ("Ticketon"), the largest online ticket sales company in Kazakhstan, actively working to create an e-commerce infrastructure in the field of culture and sports. The acquisition of Ticketon, which we believe is the market leader in providing online tickets sales for cultural events in Kazakhstan, gives us greater access to middle class customers that are potential clients of our core financial services businesses. Ticketon's service focuses on promoting the cultural life of Kazakhstan and introducing modern promotion technologies. Ticketon offers convenient ways to buy tickets, expands sales channels for organizers and venues, and provides effective ticket promotion and distribution services. This acquisition further strengthens our digital offerings and enhances our ability to serve customers in the entertainment industry.

One of our key digital products is the Paybox payment platform, which we acquired as part of our acquisition of Paybox Technologies LLP (now called Freedom Technologies LLP) and its subsidiaries in February 2023. The Paybox platform is a dynamic payment system services project. By connecting to the Paybox platform digital payment aggregator, customers can accept payments from buyers using a wide range of payment methods, including bank cards, online banking, electronic money, and more. Paybox also develops customized solutions for banks, catering to their specific needs and expanding our network of partners. According to Global Data, for the calendar year 2022, Freedom Technologies' share of electronic payments in the Kazakhstan market was 30%. This acquisition allowed our bank to become the largest acquiring bank in Kazakhstan, enhances our product offering and expands our geographic footprint.
On November 27, 2023, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan, pursuant to our strategy to build a digital fintech ecosystem. We seek to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, mobile virtual network operator (MVNO) services, WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses or entering into partnerships where required. Our new telecommunications business will be operated by Freedom Telecom Holding Limited (“Freedom Telecom”), a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the Astana International Financial Center. An experienced core management team has been appointed to Freedom Telecom, and a broader team of specialists with experience in creating successful technology projects in Kazakhstan is currently being assembled. Our Chairman and CEO, Timur Turlov, served as a member of the board of directors of Kcell, one of the leading providers of mobile telecommunications services in Kazakhstan, from 2019 until October 2023. Based on Mr. Turlov’s experience and knowledge of the market, he and the other members of the Board believe that there is currently an attractive opportunity for a new entrant in the Kazakhstan telecommunications market and that the formation of an ecosystem combining financial services and telecommunications in Kazakhstan, if successfully implemented, will create significant synergies for us and significant growth in our customer base. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material.
In alignment with our digital fintech ecosystem strategy, during fiscal 2024 we established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom. We intend for Freedom Media to become a national media platform in Kazakhstan offering media content to customers. Our establishment of Freedom Media marks a significant milestone in our endeavor to diversify our product and service offering and to offer tailored streaming services to the Kazakhstan and Central Asia market. This platform is expected to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres. In addition to streaming, Freedom Media will enable content downloads for offline viewing, catering to the convenience of our users.
We are committed to further expanding our digital fintech ecosystem going forward by integrating our online and mobile brokerage services, banking offerings, insurance products, payment processing systems, and online commercial ticketing services. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of financial products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offerings and meet the evolving needs of our diverse customer base.
In April 2024, Freedom Finance Bank launched its mobile application, SuperApp, marking a significant milestone in the Kazakhstan financial technology sector. This innovative app consolidates all essential financial services into one platform, offering clients a seamless and convenient way to manage their finances without the need for multiple apps and services. With SuperApp, clients can easily check their account balances, review transaction histories, make transfers and payments, open and manage deposits, and obtain and repay loans. The app also provides real-time portfolio monitoring, along with access to analytical reports and recommendations, empowers users to make well-informed investment decisions. SuperApp's payment services enable users to pay utility bills, mobile phone charges, internet fees, and other expenses effortlessly. The app supports setting up recurring payments and auto-payments, making the payment process quick and easy. SuperApp not only enhances the user experience but also aligns with our strategic goals. Customer satisfaction is improved through easy access to all banking and investment services in a single app, coupled with an intuitive interface and personalized recommendations. We believe SuperApp will strengthen our competitive position in the market by implementing advanced security and convenience technologies and continuously improving and updating functionalities based on user feedback and market analysis.
INFORMATION TECHNOLOGY
Our business model places heavy reliance on information technology to offer customers a seamless digital experience, meet their diverse needs, and ensure stringent adherence to regulatory requirements and information security standards. To support sustainable development and growth of a digital fintech ecosystem, we focus on the continuous development of our information technology systems in order to empower business users with accelerated time-to-market for digital products while enhancing predictability. We seek to harmonize technology governance approaches across all of our businesses and centralize key IT processes.
We have implemented a Technology Development and Ecosystem Growth strategy centered on building a robust technological infrastructure, fostering innovation, and enhancing user experiences. This strategy is designed to leverage technology as a key driver of success within our group. We are continuously adapting to the rapidly evolving digital landscape and aligning our technological capabilities with the changing needs of our customers and stakeholders. By fostering innovation, enhancing collaboration, and prioritizing business continuity and growth, we aim to establish a strong technological foundation that supports our strategic objectives. See "Digital Fintech Ecosystem and Product Expansion" above.
Tradernet Platform
Tradernet is our flagship online trading platform designed for a wide range of investors, offering a comprehensive and user-friendly trading experience. The platform allows users to trade a diverse array of financial instruments, including stocks, options, and ETFs from major global exchanges such as KASE, AIX, NYSE, Nasdaq, ATHEX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse.
•Accessibility and User Interface. Accessible via both web and mobile platforms, Tradernet ensures that users can monitor and manage their investments in real-time from any location with internet connectivity. The platform's interface is designed to be intuitive and customizable, offering tools for technical analysis, portfolio management, and market monitoring. These features cater to both beginner traders, who benefit from the platform's simplicity, and advanced traders, who appreciate its sophisticated analytical tools.

•Data Platform and Operational Efficiency. Tradernet features an advanced order routing system that ensures trades are executed at the best possible prices by directing orders to the most favorable markets. At the heart of Tradernet is a robust data platform that provides real-time market data and analytics. This platform supports various trading activities by offering comprehensive data on securities, enabling users to make informed decisions. The back-end infrastructure of Tradernet is designed to handle high volumes of transactions securely and efficiently, ensuring the platform's reliability and performance even during peak trading times. Tradernet back office solutions automate many administrative processes, reducing the need for manual intervention and minimizing errors. The back-office system handles transaction processing, compliance checks, and real-time account monitoring, ensuring smooth and efficient operations. The integration of Tradernet's back-office system with the trading platform allows for the efficient management of trading accounts and commissions, ensuring accurate reporting and payment processing. Compliance and risk management are integral parts of Tradernet's back-office solutions. The system includes advanced compliance features to ensure all trading activities adhere to relevant regulations, which is crucial for maintaining the platform's integrity. Additionally, risk management tools help monitor client positions, margins, and overall exposure, providing timely alerts and advice to manage risks effectively.
•Education and Support. Tradernet places a strong emphasis on education and support, providing extensive resources such as tutorials, webinars and market analysis reports. This ensures that users can make informed trading decisions. The platform also offers robust customer support to assist users with any issues they may encounter.
COMPETITION

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms which we currently regard as our principal competitors include: Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; and eToro and Interactive Brokers in Europe. We consider Freedom Bank KZ's principal banking competitors to be Halyk Bank, Kaspi Bank and Bank CenterCredit. In the United States, we expect to compete with, among others, Needham & Company, Craig-Hallum Capital Group and Oppenheimer & Co. In addition, as part of our strategy to enter the telecommunications and media markets in Kazakhstan, we will compete with various telecommunications operators and other participants in the telecommunications market and with various media providers, respectively.
Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. We seek to compete by leveraging the competitive advantages we have developed, including our extensive experience in providing investors in our core markets with access to the U.S. and European securities markets, our ability to deliver high quality analytical information and our focus on providing convenient, high tech user-friendly access to our services and the markets. We have also been an active participant in various privatization programs, which has allowed us to develop expertise and a prominent reputation in the public placement of securities of local issuers in the regions where we operate.
BUSINESS CONTINUITY PLAN
We seek to ensure our ability to continue the delivery of services to our customers, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national, regional or worldwide disasters, including pandemics, such as Covid-19, and social unrest and wars, such as the Russia-Ukraine conflict, or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information systems, databases, software and hardware that we operate to provide such services.
Since our operations are conducted through our subsidiary companies in different geographic locations, our business continuity plans are developed, tested and managed locally by our subsidiaries to cover key business areas, and to provide contingency plans for IT infrastructure and communication to employees, customers and counterparties. The type, maturity, and formalization of plans in our subsidiaries is informed by the level of anticipated threats and their impacts associated with each organization.
Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone and internet services we engage, where available, back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans may be insufficient if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions, as well as identity verification and KYC service providers. For this purpose, our subsidiaries have established continuous communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are continuing to implement increased uniformity across our subsidiaries to address business operations continuity and expertise by pursuing business continuity efforts consistent with the standards of ISO 22301 Societal security – Business continuity management systems.
HUMAN CAPITAL
Our multinational operations, particularly in countries with integrated multi-ethnic cultures, create a naturally ethnically diverse workforce. We employ a diverse and talented team spanning 20 countries. We have well-educated and experienced employees who seek to uphold high business and ethics standards. As of March 31, 2024, we had 6,197 (6,132 full-time and 65 part-time) employees in the following regions: Central Asia - 5,685, Europe - 261, Middle East - 198, USA - 53). As of March 31, 2024, our workforce was approximately 3,122 women and 3,075 men. We abide by applicable employment laws across all jurisdictions where we have offices.
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
We teach practical job skills with a view to providing job satisfaction for our employees, and by extension, strong company performance. We provide internal mentoring and training programs to enable new hires to quickly adapt to our work culture and demands. Our mentorship program helps foster relationships within our companies that engender loyalty and unity in our work.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Today, ESG principles are fundamental in determining the direction of development of companies that are committed to a responsible approach to the impact of their activities on the environment, society, and economy. Freedom Holding Corp. is among them, and we have been working extensively in this direction.

In December 2023, we published our first Sustainability Report, in respect of fiscal year 2023. The Sustainability Report was prepared with reference to the standards of the Global Reporting Initiative (Consolidated Set of the GRI Standards 2021), and it emphasizes our dedication to ESG principles, covering personnel care, community impact, corporate governance, and key environmental data.

Social

We place strong emphasis on having a favorable working environment and supporting our employees and serving the communities in the regions where we operate.

Employee Development and Corporate Activities

We recognize that success is inextricably linked to well-developed human capital and we seek to attract the best experts in their fields. We constantly invest in the enhancement of professional knowledge, skills and abilities of employees at all stages of their careers by allocating funds for training as well as implement corporate free educational activities available in online format.

We adhere to the principles of ethical behavior that are contained in our Code of Ethics and Business Conduct. This code is a fundamental document that defines the norms and standards to which all employees of our company must adhere. We pay attention to the personal and career development of our personnel.

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

Shapagat Corporate Fund

Our Freedom Shapagat Corporate Fund subsidiary (hereinafter “Fund”), founded in August 2023, is a non-profit charitable fund that prioritizes environmental, social, and governance (ESG) factors as the primary criteria guiding its investment focus and strategy. These principles heavily influence the Fund's project selection process.

The Fund’s objectives include managing its project portfolio based on the UN Sustainable Development Goals and financial factors, and centralizing the sponsorship and charitable activities of Freedom Holding Corp.

Through strategic investments and partnerships with various organizations, we aim to not only strengthen our position as a socially responsible company, but also make a significant contribution to the development of local communities.

External Social Projects

We endeavor to support and contribute to sports, culture, and education in the communities in which we operate through various forms of financing, including charity and sponsorship activities. We recognize the social responsibility of businesses and seek to create a positive impact on the regions where we operate. In fiscal year 2024 the following support was provided (the list below is not exhaustive; more information will be provided in the Sustainability Report for fiscal year 2024):

•We continue supporting the development of chess in Kazakhstan. During the reporting period, the Fund has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events. Furthermore, a sponsorship agreement was signed by Freedom Finance Global PLC through the Fund for the development of chess among children in the city of Almaty.
•The Fund has provided financial support to The International Collegiate Programming Contest (ICPC) aimed at the preparation and holding of the 2024 ICPC World Finals in Astana in 2024.
•The Fund has provided sponsorship aimed at construction of a new educational building in SDU University in Almaty in 2024. The new university building will serve as a hub for conducting research in the field of fintech innovations and other related areas, as well as for organizing thematic events, conferences, and seminars on various topics.
•The Fund has provided funding for the design and construction of a sports hall for persons with disabilities in Uralsk. The completion of the construction is scheduled for the end of 2024.
•During the reporting period, a new campus of the IQanat school opened in Kazakhstan. The construction of the new campus was partially financed by the Fund, along with contributions of Mr. Turlov.
•The Fund has provided financial support to the “Teach for Qazaqstan” initiative aimed at covering operational costs and holding educational events.

Freedom Academy provides online and in person training courses and webinars in financial literacy to the public. The goal of this program is to generally expand knowledge about financial literacy and teach the basics of exchange trading so that participants can more knowledgeably trade and reduce the risk of financial mistakes in the future.

Environment

In fiscal year 2024, we continued carrying out ESG diagnostics, to identify key opportunities and recommendations on increasing the efficiency of our activities in the environmental sphere. We intend to gradually strengthen our focus on assessing the environmental impact of our assets, internal and external financial operations, and lending activities in future.

Despite the lack of direct significant environmental impact being generated by the financial industry, we take a precautionary approach to environmental issues. In June 2023, we carried out an inventory of greenhouse gas emission sources for our major subsidiaries. Our management is aware of the importance of combating climate change, and in the future, we plan to increase the detail, accuracy and expand the perimeter of the encompassing data. One of the next areas of focus will be Scope 3 and climate risk assessments, which will allow us to proactively address climate-related issues and seize opportunities, thereby creating a more resilient financial sector in our countries of operation.

External Environmental Projects

We support external environmental projects, an example of which was the signing of a Memorandum on cooperation by the Fund and the Executive Directorate of the International Fund for Saving the Aral Sea in the Republic of Kazakhstan (IFAS International Fund in the Republic of Kazakhstan) in 2024. The signing of the memorandum is aimed at establishing partnership relations and developing long-term, effective and mutually beneficial cooperation aimed at implementing joint projects in the Kazakh part of the Aral Sea region. Within the framework of cooperation, planting of black saxaul is planned on the dried bottom of the Aral Sea in Kyzylorda Region.

Detailed information on Freedom Holding Corp.'s contributions to the development of local communities and regions of operation will be presented in Freedom Holding Corp.'s upcoming Sustainability Report for fiscal year 2024.

Green Bonds and Social Bonds Underwriting

In June 2023 Freedom KZ underwrote a placement of two-year gender ESG bonds issued by MFO OnlineKazFinance JSC (Solva) listed on the KASE in the total amount of the equivalent of $14 million (based on the exchange rate as of the date of issuance). The proceeds from the placement of these bonds are being used to actively support women in the business environment, aiming to expand their opportunities and reduce gender inequality. The MFO produces digital loan products that finance micro and small businesses of women entrepreneurs.

In November 2023, Freedom KZ placed three-year "green" bonds of Black Biotechnology LLP (BBT) in the amount of 1.5 billion tenge on the KASE with a yield to maturity of 21.5% per annum. These securities belong to ESG bonds due to their compliance with the Principles of Green Bonds of the International Association of Capital Markets (ICMA), which is confirmed by an independent assessment of Green Investment Group at the level of "High/Great."
INFORMATION SECURITY
Information security, with a particular focus on cybersecurity, is a high priority for us. We have and continue to develop and implement safeguards, policies and technology designed to protect the information provided to us by our customers and our own information from cyber attacks and other misappropriation, corruption or loss. We also consult advisory organizations and follow regulatory requirements regarding information security. For additional information regarding information security see "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A, and "Regulation" in "Business" in Part I Item 1 of this annual report.
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
We generally obtain trademark protection and often seek to register trademarks for the brand names and images under which we market our services. As of March 31, 2024, we owned approximately 15 registered trademarks in Cyprus, 13 in Kazakhstan, seven in the United Kingdom, seven in Germany, two in Azerbaijan and one in Uzbekistan.
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
REGULATION
We operate in highly regulated industries across a number of legal jurisdictions. The securities, banking, payment services and insurance business activities of our subsidiaries are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the foreign jurisdictions where we conduct business activities. We expect that the regulatory environment will continue to raise standards and impose new regulations with which we will be required to comply in a timely manner.
We operate under various securities, banking and insurance licenses and must maintain our licenses in order to conduct our operations. As of March 31, 2024, we, through our subsidiaries, held: brokerage licenses in Kazakhstan issued by the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market (the "ARDFM") and the Astana Financial Services Authority (the "AFSA"), in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), in the United States issued by FINRA, in Armenia issued by the Central Bank of Armenia, and in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; a foreign currency operations license in Kazakhstan issued by the ARDFM; a banking license in Kazakhstan issued by the ARDFM; insurance licenses (general and life) in Kazakhstan issued by the ARDFM; and payment services licenses in Kazakhstan, Uzbekistan and Kyrgyzstan.
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
•credit risk requirements;
•liquidity risk requirements;
•acquisitions;
•qualification of firm management;
•cybersecurity and personal data protection;
•risk detection, management, and correction; and
•various shareholders' capacity requirements required for obtainment of a regulatory status (banking holding, major shareholder, insurance holding, etc.).

The regulatory authorities in each jurisdiction where we are regulated establish minimum net capital and capital adequacy requirements which currently range from approximately $2,000 to approximately $22 million and fluctuate depending on various factors. As of March 31, 2024, the aggregate net capital requirements of our subsidiaries was approximately $245.9 million. As of March 31, 2024, aggregate excess regulatory capital for all of the operating subsidiaries was $573.3 million. Our regulated insurance subsidiaries are subject to regulations and standards in their respective jurisdictions, which require these subsidiaries to maintain specified levels of statutory capital, as defined by each jurisdiction, and restrict the timing and amount of dividends and other distributions which may be paid to their parent company. There were no state-prescribed or permitted regulatory accounting practices for any of our insurance or reinsurance entities which is materially different from that which would have been reported under the prescribed practices of the respective regulatory authorities. For the year ended March 31, 2024, our insurance subsidiaries have not paid dividends to their parent companies. For the year ended March 31, 2023, our insurance subsidiaries paid their parent company dividends of $15.2 million. In the event one or more of our subsidiaries fails to maintain minimum/adequate net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the relevant industry. Our subsidiaries are also subject to rules and regulations regarding liquidity ratios. Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict the ability of our subsidiaries to transfer funds among themselves and FRHC. For more details please refer to Note 31 Statutory Capital Requirements in the notes to our consolidated financial statements in Part II Item 8 of this annual report.
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
Freedom KZ currently holds the following licenses:
•No. 3.2.238/15 dated October 2, 2018 (initially issued on March 21, 2007) for performance of activity on the securities market, particularly (i) broker-dealer activity with the right to maintain customer accounts as a nominal holder, and (ii) portfolio management without the right to attract voluntary pension contributions; and
•Banking license No. 4.3.12 dated February 4, 2020 (initially issued on April 4, 2019) for performance of exchange operations with foreign currency, except for exchange operations with foreign cash.
Under the Securities Market Law (and the relevant ARDFM regulations), the following prudential standards are applicable to brokers and dealers and portfolio management companies, among others: the capital adequacy ratio, which daily indicator must be at least 1; and the liquidity ratio, which daily indicator must be not less than 1.4. Under the Securities Market Law (and relevant subordinate ARDFM regulations), compliance with the prudential standards is measured based on the following indicators: (i) highly liquid and liquid assets; (ii) balance sheet liabilities; and (iii) minimum amount of equity capital, taking into account the capital adequacy ratio.

Based on the AIFC Framework Law dated December 7, 2015, as well as amendments to the Constitution of the Republic of Kazakhstan made in March 2017, a special legal regime for the financial sector, including the securities market, was established in the Astana International Financial Center (the "AIFC"). The current law of the AIFC consists of: (i) the AIFC Framework Law; (ii) AIFC acts that do not contradict the AIFC Framework Law and which may be based on the principles, norms and precedents of the law of England and Wales and/or the standards of the world's leading financial centers; and (iii) current Kazakhstan law, which is applied to the extent not regulated by the AIFC Framework Law and acts of the AIFC. The AIFC Acts establish the requirements for carrying out activities in the securities market in the AIFC and, in particular, the requirements for licensing regulated activities, which are carried out on the basis of a relevant license issued by the AFSA. Our Freedom Global subsidiary is a member of the AIFC and has License No. AFSA-A-LA-2020-0019 issued by the AFSA on May 20, 2020 to carry out the following major regulated activities:
•dealing in investments as principal;
•dealing in investments as agent;
•managing investments;
•advising on investments; and
•arranging deals in investments.

In their activities, AIFC participants operating in the securities market are guided, among other things, by the provisions of the AIFC General Rules, the AIFC Conduct of Business Rules and other acts of the AIFC.
Kazakhstan Banking Regulation
Banks in Kazakhstan are subject to numerous laws and regulations governing banking activities as well as a number of laws and regulations that regulate, among other matters, payment services, anti-money laundering, data protection and information security. Kazakhstan has a two-tier banking system, with the NBK comprising the first tier and all other commercial banks comprising the second tier (with the exception of the Development Bank of Kazakhstan, which as a state development bank has a special status and belongs to neither tier and Eurasian Development Bank which is an intergovernmental bank). Generally, all financial institutions in Kazakhstan are required to be licensed and regulated by the ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020 these functions have been carried out by the ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation and control and payment systems.
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
Kazakhstan Insurance Regulation
Insurance companies in Kazakhstan are subject to numerous laws and regulations governing general and life insurance activities as well as a number of laws and regulations that regulate particular types of insurance activities (e.g., mandatory liability insurance of vehicle owners), anti-money laundering, data protection and information security. Generally, all financial institutions (including companies performing insurance activities) in Kazakhstan are required to be licensed and are then regulated by the ARDFM.
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
Payment Services Regulation

Payment services in Kazakhstan are mainly regulated by the Kazakhstan Law "On Payments and Payment Systems" dated July 26, 2016 (the "Law on Payments"). A "payment organization" is defined by the Law on Payments Kazakhstan limited liability partnership which is registered as a payment organization with the NBK and which activities are associated with rendering payment services. We provide payment services in Kazakhstan through Freedom Pay LLP and its subsidiaries under the brand "Freedom Pay." Freedom Pay LLP is registered with the NBK to provide the following payment services, among others: electronic money disposal, acceptance and transmission of payments made with electronic money and payment processing services. We also provide payment services in Uzbekistan and Kyrgyzstan, where our services are provided through Freedom Payments LLC IC (Uzbekistan) and Freedom Pay Kyrgyzstan LLC, each of which is registered and operates under licenses with the respective local regulators.
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
•Directive of 2020 of CySEC for the Prevention and Suppression of Money Laundering and Terrorist Financing
•ESMA Final Report (ESMA35-42-1227) on the European Commission mandate on certain aspects relating to retail investor protection as of April 29, 2022.

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

The Law of the Republic of Cyprus L. 87(I)/2017 regarding the provision of investment services, the exercise of investment activities and the operation of regulated markets (as amended) (the "Cyprus Securities Market Law") is the main law regulating broker dealer, portfolio management activities in Cyprus. The Cyprus Securities Market Law is a local implementation of MiFID II in Cyprus. It establishes a framework for MiFID II investment services such as broker dealer, investment advice, portfolio management activities, dealing on own account, CIF registration and licensing requirements, and the regulation of such activities by CySEC.

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

Freedom EU currently holds licenses in Cyprus and the EU for conducting investment services, including:

•reception and transmission of orders in relation to one or more financial instruments indicated in our license;
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
Anti-Money Laundering, Anti-Terrorism Funding and Economic Sanctions Laws
Anti-money laundering laws, financial record-keeping and reporting laws, and similar legislation and regulations in the jurisdictions where our subsidiaries operate, as well as certain stock exchanges and self-regulatory organizations, impose a variety of rules that require registered broker-dealers to meet "know your customer" requirements and monitor their customers' transactions for potentially suspicious activities.
OFAC, in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as "Specially Designated Nationals," or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our global sanctions compliance policies and procedures, we and our U.S. subsidiaries and, in certain circumstances, our non-U.S. subsidiaries may be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, PrimeEx, operates under its own U.S. sanctions compliance policies and procedures, which govern its own sanctions compliance activities with its institutional customers and with other group companies.
We are committed to compliance with all applicable economic sanctions. As of the date of this annual report, the Russia-related economic sanctions that have been imposed generally do not target our Russian client base, most of whom are members of the emerging Russian middle class population and many of whom live outside of Russia. In the case of a customer or counterparty becoming known to one of our subsidiaries to be subject to sanctions, the relevant subsidiaries take active steps to ensure that we do not violate, or cause a violation of, applicable sanctions. In addition, where sanctions do not apply to particular transactions or activities due to a lack of a nexus to the jurisdiction that imposed the relevant sanctions, our subsidiaries aim to refrain from any conduct that could create exposure to secondary sanctions, taking into account potential conflicting law issues given that certain of these subsidiaries operate in highly-regulated industries in which a disregard of local law requirements results in regulatory and litigation risk. As of March 31, 2024, our Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU subsidiaries collectively had customer liabilities relating to sanctioned individuals and entities that represented approximately 3.4% of our total customer liabilities as of such date. These liabilities as of March 31, 2024 consisted of cash balances in blocked brokerage and bank accounts and an approximately $670,000 cash balance of a customer whose sanctioned status was being confirmed at the time and which is not currently a sanctioned entity. During fiscal 2024, we had no revenue from sanctioned clients other than approximately $126,000 of interest accrued during the process of closing the deposit account of a bank which became sanctioned and approximately $13,000 of commission income from the settlement of transactions that occurred before the relevant clients were sanctioned.
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
Our Freedom EU, FF Armenia, Freedom KZ, Freedom Bank KZ and Freedom Global subsidiaries are currently using the Sum and Substance verification platform, and this platform is currently being implemented at our operations in Kazakhstan. We plan to roll out the Sum and Substance platform so that it is used by all brokerage companies, banks and other companies within our group of companies. Subject to local legislation, some of the features may be limited, but in such as case such features would be replaced by relevant government services. For example, banks in Kazakhstan use the national government system for biometric identification.

At our subsidiaries Freedom KZ and Freedom Global, Sum and Substance is integrated with the World-Check (Refinitiv) database. At our subsidiary Freedom Bank KZ, Refinitiv is integrated with the Colvir banking system. The Refinitiv database is used during the onboarding and ongoing processes, by checking clients. It contains information on individuals and legal entities from more than 715 lists submitted by international and national security agencies and law enforcement agencies. World-Check allows identification of hidden risks associated with individuals or companies that have been included in sanctions lists, involved in money laundering (AML) or the financing of terrorist activities, including the proliferation of weapons of mass destruction (CFT and/or WMD). Our subsidiary Freedom Bank KZ also uses the Dow Jones database during the onboarding process by checking clients against sanctions lists.
Historically our affiliate FST Belize engaged in a significant amount of trading with us through its omnibus account at Freedom EU. This trading was governed by a Cross-Border Correspondent Relationship Agreement between Freedom EU and FST Belize wherein FST Belize agreed to follow sanctions laws and AML controls that are applicable to brokers in the United States and the European Union and granted us access to its customer records for purposes of compliance monitoring. In accordance with the Cross-Border Correspondent Relationship Agreement, Freedom EU conducted on a regular basis random checks of trades received from FST Belize, whereby it was able to obtain information on, and conduct customer checks on, the beneficial owners who are the beneficiaries of the relevant trades. FST Belize had its own agreement with Sum and Substance and had implemented digital onboarding via its website in the scope of liveness, facematch and AML screening. However, we did not have direct access to FST Belize's customer check systems. Our omnibus brokerage arrangement with FST Belize had been terminated as of March 31, 2024.
In addition, we maintain omnibus brokerage accounts for certain other institutional brokerage clients. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. We have agreements with such institutional clients in which they have agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and we audit their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring. Nevertheless we do not have direct access to such institutional clients' underlying customers or screening systems.
See "Our measures to prevent money laundering, terrorist financing, and sanctions violations may not be completely effective." and "Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company." in "Risk Factors" in Part I Item 7A of this annual report and "Key Factors Affecting Our Results of Operations - Russia-Ukraine Conflict" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.
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
Data Privacy and Cybersecurity
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
These laws include the data privacy and security frameworks in the European Union and the United Kingdom, each entitled the General Data Protection Regulations, Kazakhstan's Law on Personal Data and Its Protection, Information Technologies and Information Protection, as well as the laws of a number of states of the United States and SEC cybersecurity disclosure rules. These laws, rules and regulations require us to maintain high standards for personal data collection, processing, and retention and impose strict standards for reporting data breaches. They also provide for potentially significant penalties for non-compliance. For a discussion of risks related to data privacy and cybersecurity, see "Risk Factors" in Part I Item 1A and Cybersecurity in Part I Item 1C in this annual report.

MONETARY POLICY
Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the governments of the jurisdictions in which we operate, including Kazakhstan, the European Union, Kyrgyzstan, Uzbekistan, Azerbaijan, Tajikistan, Armenia and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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
Risks Related to Our Business and Operations:
•Our relatively limited operational history has coincided with sustained market growth, which may not be predictive of future operating results.
•We may not be able to manage our growth effectively.
•We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, complete or integrate acquisition targets successfully.
•We have engaged in related party transactions and arrangements, which exposes us to a number of risks.
•Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.
•We plan to incur losses in our new telecommunications and media businesses.
•We may be unable to implement our digital fintech ecosystem strategy successfully.
•We could suffer significant losses from credit exposure.
•Our revenues are concentrated in certain customers and products, which may materially adversely affect our business, results of operations, financial condition and cash flows.
•Risks related to our business relationships with third-party broker-dealers, clearing firms and market makers could result in reduced profitability, increased compliance costs, regulatory violations and negative publicity.
•We are subject to potential losses as a result of our clearing and execution activities.
•A breakdown or interruption in our operational systems or processes may adversely affect our reputation, customers, clients, business activities, operational outcomes, and financial stability.
•Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
•We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.

•Reductions in our credit ratings or an increase in our credit spreads could adversely affect our business, liquidity and cost of funding.
•Our investments expose us to a significant risk of capital loss.
•We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.
•Our risk management framework may not be effective in mitigating risks and/or losses to us.
•Our modeling and assumptions used in assessing risks in our business may differ materially from actual results.
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
•Possible future pandemics may impact the global economy, global financial markets and our business, financial condition, results of operations and cash flows.
•Our financial results depend on interest rate volatility.
•We are exposed to foreign currency fluctuation risks.
•Damage to our reputation could harm our business.

Risks Related to the Global Political, Regulatory and Economic Environment:

•Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict.
•Sanctions imposed by Ukraine on our Chief Executive Officer and our former Ukrainian subsidiary could have a material adverse effect on us.
•Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company.
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
•A failure by our subsidiaries to meet capital adequacy and liquidity requirements could affect our operations, financial condition and cash flows.
•The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
•Our measures to prevent money laundering and terrorist financing violations may not be completely effective.
•If we violate securities laws, or are involved in litigation in connection with a violation, our reputation and results of operations may be adversely affected.
•We are subject to risks related to potential litigation.
Risks Related to Information Technology and Cybersecurity:
•Our operations are highly dependent on the continued and proper functioning of our information technology systems.
•We interact with large volumes of sensitive data that exposes us to IT breach and other data security risks and liabilities.
•The infrastructure on which our IT systems depend is subject to events that could interrupt our ability to operate.
•Failure or compromise of third-party systems operations or security could adversely affect our business and expose us to data breaches and cyber attacks.
•To remain competitive, we must keep pace with rapid technological change.
Taxation Risks Related to Our International Operations:

•Global anti-offshore measures could adversely impact our business.
•Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.
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
•We have identified material weaknesses in our internal control over financial reporting in the past, and we may identify material weaknesses in the future or fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
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
Risks Related to our Business and Operations
Our relatively limited operational history has coincided with sustained market growth, which may not be predictive of future operating results.
Our legacy brokerage operations were merged into our holding company, which is a Nevada-incorporated company, in several stages between November 2015 and 2017, and we have grown rapidly over the last several years. For example, our total revenue, net (after presenting our former Russian subsidiaries as discontinued operations) was $689.8 million for the fiscal year ended March 31, 2022, $795.7 million for the fiscal year ended March 31, 2023 and $1,635.1 million for the fiscal year ended March 31, 2024. Although we have sustained growth over several years, our operational life has been relatively limited compared to longer-term market and macroeconomic cycles. Our operating history has coincided with a period of general growth in the U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. In addition, our results have been positively affected by net gains on trading securities, primarily driven by increases in market prices of Kazakhstan sovereign and quasi-sovereign debt securities held in our proprietary portfolio. As such, our recent growth should not be considered indicative of our future performance. Further, as a result of the limited operating history of the Company in its current form, and our rapid growth during sustained favorable market and economic conditions, we have limited financial data that can be used to evaluate our future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks.
We may not be able to manage our growth effectively.
We have experienced recent rapid growth in our business over a short period. Our number of total retail brokerage customer accounts increased from approximately 250,000 as of March 31, 2022 to approximately 530,000 as of March 31, 2024. Our total number of employees increased from 3,421 employees as of March 31, 2022 to 6,197 employees as of March 31, 2024. Our total assets increased by 157% to $8.3 billion as of March 31, 2024 from $3.2 billion as of March 31, 2022. In addition, we have made a number of recent significant acquisitions, including the acquisitions of Freedom Bank KZ and PrimeEx in December 2020, and Freedom Life and Freedom Insurance in May 2022. For the fiscal year ended March 31, 2024 we have also made several acquisitions, including the acquisitions of Aviata LLP ("Aviata") and Internet-Tourism LLP ("Internet Tourism") in April 2023, Arbuz in May 2023, and ReKassa in July 2023. In addition, in November 2023, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary, pursuant to our strategy to build a digital fintech ecosystem. See

"Products and Services - Digital Fintech Ecosystem and Product Expansion" in "Business" in Part I Item 1 of this annual report. Also in furtherance of our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, for the purposes of providing media content to customers in Kazakhstan.

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
We have engaged in related party transactions and arrangements, which exposes us to a number of risks.
We have engaged in related party transactions and arrangements, in particular with companies controlled by our Chief Executive Officer Timur Turlov, and we expect to continue to do so from time to time going forward. For example, from the time of our establishment through March 2024, we engaged in a significant volume of transactions with our FST Belize affiliate through its omnibus account arrangement with our Freedom EU subsidiary. In fiscal 2024, 2023 and 2022 respectively, approximately 14%, 60% and 82% of our fee and commission income was derived from transactions with FST Belize. As of March 31, 2024, we had terminated our omnibus brokerage relationship with FST Belize.

In addition to our transactions with FST Belize, we have also engaged in other related party transactions and arrangements. For example, we have continuing involvement with an affiliated company, microfinance organization Freedom Finance Credit, through the purchase and sale of right of claims of retail loans.

Our entry into related party transactions and arrangements subjects us to certain risks. In particular, related party transactions are generally regarded as increasing the risk of misstatements or omissions in financial reporting, the risk of transactions being done on other than arm’s length terms due to the close ties between the parties involved and the risk of regulatory non-compliance. In addition, the large extent of our related party transactions in the past with FST Belize could have an adverse effect on our relationships with applicable regulators and on our reputation.

Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. Many of the firms with which we currently compete, or will compete in the future, are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. In addition, as part of our strategy to enter the telecommunications and media markets in Kazakhstan, we will compete with various telecommunications operators and other participants in the telecommunications market and with various media providers, respectively. Our competition in the telecommunications area will relate to attracting and retaining customers as well as obtaining licenses and entering into partnerships. If we fail to compete effectively with other firms and participants in any of the markets in which we operate, or with potential new entrants to such markets, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We plan to incur losses in our new telecommunications and media businesses.

Our recently established telecommunications subsidiary, Freedom Telecom, is currently expected to be loss-making for the first several years of its operations, based on assumptions included in our current financial model. Such losses, and increased debt service costs associated with funding the implementation of the strategic plan, will have an adverse effect on our consolidated net income in the relevant periods. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. In addition, we currently project that our recently established Freedom Media subsidiary will incur losses in the calendar years from 2024 to 2026 with profitability forecasted to commence from the 2027 calendar year onwards, based on assumptions included in our financial model.
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

In particular, we can give no assurance as to our future ability to successfully implement our telecommunications strategy in Kazakhstan in a timely fashion or on profitable terms. Our ability to do so will depend on, among other things, our ability to construct a backbone network, obtain frequency licenses or enter into partnerships with incumbent operators and acquire smaller companies in the sector. Our ability to accomplish our goals in this business area on schedule and within budget, achieve our revenue targets or realize acceptable returns, is subject to a number of risks as a result of factors over which we have no control, including the need for regulatory approvals, the availability of equipment and labor, equipment breakdowns or accidents, adverse weather conditions, social unrest, unforeseen or uncontrollable cost increases and other risks associated with the deployment of new telecommunications infrastructure. We can give no assurance as to the commercial viability of our planned backbone network or our ability to overcome any obstacles we may encounter during their construction or to complete them, or as to our ability to finance our capital expenditures in connection with their establishment. Our ability to operate our telecommunications business, once established, successfully and profitability will also depend on a number of factors, many of which are beyond our control. Similarly, we can give no assurance as to our future ability to establish a media business in Kazakhstan in a timely fashion or on profitable terms.

Given the various risks to which we are exposed and the uncertainties inherent in the relevant business areas, we cannot guarantee the successful execution of our digital fintech ecosystem strategy. Additionally, the implementation of this strategy may put operational strain on our business and consume management time and focus to the detriment of our existing business operations. If we do not meet our strategic objectives or achieve the results initially expected, we may be unable to recover our investments, which may have a material adverse effect on our business, financial condition and results of operations. Furthermore, the cost of certain online and technology investments, including any operating losses incurred, could adversely impact our financial performance in the short term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
We could suffer significant losses from credit exposure.

We are exposed to credit risk through our products and assets, such as loans issued, marginal lending, derivatives, debt securities, reverse repurchase agreements, and trading account assets. A decline in the financial condition of our borrowers, brokerage clients, counterparties, or the assets securing these products could negatively impact our financial standing,operational performance and cash flows.
Our loan portfolio may be impacted by global, regional and local macroeconomic and market dynamics, including prolonged weakness in GDP, reductions in consumer spending, decreases in property values or market corrections, growing levels of consumer debt, rising or high unemployment rates, changes in foreign exchange or interest rates, widespread health crises or pandemics, severe weather conditions, and the effects of climate change. Economic or market stresses generally have negative effect on the business landscape and financial markets. Decreases in property values or market adjustments may increase the likelihood of borrowers or counterparties failing to meet their obligations to us, potentially leading to an increase in credit losses.
The main share of our customer loan portfolio is represented by digital mortgage loans issued within the framework of state support programs, funded from the funds of quasi state organizations. We participate in the government mortgage program in which the Kazakhstan government provides funding in the amount of approved mortgages and buys out the mortgages after disbursement with a recourse to the bank in case of default by a borrower. We mitigate our credit risk exposure in this case by our security interest in the financed real estate property. As such, significant rate of mortgage defaults in Kazakhstan could adversely affect our banking operations and the ultimate success of our digital mortgage product.
We reserve for potential credit losses in the future by recording a provision for credit losses through our earnings. This includes the allowance for credit losses based on management’s estimates of current expected credit losses over the life of the respective credit exposures. These estimates are based on a review of past events, current conditions, and reasonable forecasts of future economic situations that might influence the recoverability of our loans. Our approach to determining these allowances involves both quantitative methods and a qualitative framework. Within this framework, management uses its judgment to evaluate internal and external risk factors. However, such judgments are inherently subject to the risk of misjudging these factors or misestimating their effects. We cannot guarantee that charge-offs related to our credit exposures will not happen in the future. Market and economic changes could lead to higher default and delinquency rates, adversely affecting our loan portfolio's quality and potentially resulting in higher charge-offs. While our estimates account for current conditions and anticipated changes during the portfolio's lifetime, actual outcomes could be worse than expected, significantly impacting our financial results, condition and cash flows.
We extend margin loans to our brokerage customers. As of March 31, 2024, we had margin lending receivables in the amount of approximately $1.7 billion and $376.3 million as of March 31, 2023. When we purchase securities on margin, enter into securities repurchase agreements or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers' accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is potentially unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below established margin requirements.
Our clearing operations also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers or counterparties to perform their obligations under these transactions If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, we have exposure to credit risk associated with our proprietary investments. We rely on the use of credit arrangements as a significant component of our trading strategy. Our investments are subject to price fluctuations as a result of changes in the financial markets' assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired ("OTTI"). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize an unrealized loss at that time.
While we have policies and procedures designed to manage credit risk, the policies and procedures may not be fully effective to protect us against the risk of loss.
Our revenues are concentrated in certain customers and products, which may materially adversely affect our business, results of operations, financial condition and cash flows.

We have derived a significant portion of our fee and commission income from trading activity of certain institutional market maker customers with whom we internalize the execution of trades of our customers. Prior to the end of fiscal 2024, we had such an arrangement indirectly with an institutional market maker customer of our affiliate FST Belize, and since approximately the end of fiscal 2023 we have had such an arrangement directly with an institutional market maker customer of our Freedom Global subsidiary. We receive a commission from such institutional market maker customers for executing their trades, and in the past we earned such commissions indirectly through commissions we received from FST Belize. For the years ended March 31, 2024 and March 31, 2023 we earned fee and commission income from the market maker customer at our Freedom Global subsidiary in an amount of $196.7 million and $24.3 million representing 12% and 7% of our total fee and commission income for fiscal 2024 and 2023, and we earned interest income from margin loans to customers from such customer in an amount of approximately $100 million, representing 6% of our total interest income from margin loans to customers for fiscal 2024. For fiscal 2024, 2023 and 2022, approximately 14%, 60% and 82% of our fee and commission income from our affiliate FST Belize, respectively, and we understand that the majority of such fee and commission income was attributable to execution of trades of a market maker institution with an account at FST Belize. In addition, approximately 93%, 91% and 82% of our trading income in the fiscal years ended March 31, 2024, 2023 and 2022, respectively, was derived from interest income on Kazakhstan government or quasi-government debt securities. These concentrations of our revenues means that our success financial condition is, in part, dependent on the continuation or increase of our revenues from these particular sources. There can be no assurance that our business, results of operations and financial condition will not be adversely affected by changes to, or the termination of, our relationships with, market maker institutions with whom we conduct a substantial amount of business or adverse developments with regard to the debt securities from which we have derived a substantial amount of trading income.
Risks related to our business relationships with third-party broker-dealers, clearing firms and market makers could result in reduced profitability, increased compliance costs, regulatory violations and negative publicity.
A significant amount of our brokerage business relates to trading in U.S.-listed securities by our brokerage customers. Our PrimeEx subsidiary in the United States is not a licensed clearing firm. When executing trades directly in the U.S. market, we rely on the services of a limited number of third-party U.S.-registered securities broker dealer and clearing firms. We also routinely evaluate opportunities to establish relationships with other U.S.-registered securities broker-dealer and clearing firms. While part of our strategy is to consider acquiring an ownership interest in a self-clearing company in the United States in the future on an opportunistic basis in order to provide us additional access to the U.S. stock markets, there can be no assurance that we will ultimately do so. Damage to or the loss of our relationships with the U.S. registered securities broker-dealer and clearing firm on which we currently rely could impair our ability to continue to provide our customers access to the U.S. markets at the volumes and in the manner they are accustomed to and could result in higher transaction costs for us or our customers, any of which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

A majority of the trades we execute for our brokerage customers are done on an "over-the-counter" basis with counterparties outside the United States, including institutional market makers who hold accounts with us or, previously, with our FST Belize affiliate. Such market maker customers may engage in various trading strategies, including short positions. We earn fee and commission income from such market maker customers for executing their trades. This revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our commissions earned from such market maker customers.

Practices involving arrangements with market makers for order flow have drawn heightened scrutiny from the U.S. Congress, the SEC, U.S. state regulators, regulators in the European Union and other regulatory and legislative authorities. Our competitors may adopt different business practices that could affect our market position. Any negative publicity surrounding practices involving arrangements of the type we utilize with market maker customers generally, or our implementation of these practices, could harm our brand and reputation. If our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if our customers perceive our arrangements with our market maker customers to create a conflict of interest between us and them, or if they begin to disfavor the specific market maker customers with which we do business due to. among other things, any negative media attention regarding our arrangements, they might come to have an adverse view of our business model and might decide to limit or cease the use of our platform. Some customers might prefer to invest through our competitors that do not engage in these arrangements or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with our market maker customer arrangements could adversely affect our business, financial condition, results of operations and cash flows.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. See "We could suffer significant losses from credit exposure." above.
A breakdown or interruption in our operational systems or processes may adversely affect our reputation, customers, clients, business activities, operational outcomes, and financial stability.
Our company faces potential operational risk exposure internally and through our interactions and dependencies on third parties and the infrastructure of the financial services industry. The performance of our operational and security systems, such as computer systems, technologies, data management, and internal processes, along with those belonging to third parties, is crucial. Additionally, we depend on our employees and third parties for routine and ongoing operations. Human errors, misconduct (including fraud), wrongdoing, or failures or breaches in systems or infrastructure by these parties can lead to disruptions within our company and increase our exposure to operational and regulatory risks.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including an over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation and major disasters. We fund ourselves principally by issuing long-term debt instruments, from deposits at our bank subsidiary, by issuing hybrid financial instruments, by entering into repurchase agreements and from cash flow from operations.
The proportion of our funding represented by customer deposits has been increasing, and we intend for this proportion to continue to increase going forward as part of our funding strategy. We obtain deposits directly from retail and commercial customers and through brokerage firms that offer our deposit products to their customers. However, customer deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally, any of which could result in a significant outflow of deposits within a short period of time. To the extent there is heightened competition among Kazakh banks for retail customer deposits, this competition may increase the cost of procuring new deposits and/or retaining existing deposits, and otherwise negatively affect our ability to grow our deposit base. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our ability to satisfy our liquidity needs.
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
On August 24, 2023, S&P Global Ratings placed the ratings of Freedom Holding Corp., Freedom KZ, Freedom Europe, Freedom Global and Freedom Bank KZ on CreditWatch with negative implications. Reasons provided by S&P Global Ratings for the CreditWatch designation included the risk that certain disclosures in the Company's annual report and recently published allegations by a third party could lead to a loss of critical counterparties and potentially weaken the Company's franchise. On October 31, 2023, S&P Global Ratings removed the ratings of FRHC and its core subsidiaries from CreditWatch on the basis that the immediate fallout from the allegations published by a third party was relatively contained, and it affirmed the long-term credit rating of Freedom Holding Corp. at the "B-" level and long-term and short-term credit ratings of Freedom Finance JSC, Freedom Finance Europe Ltd., Freedom Finance Global PLC and Freedom Finance Kazakhstan Bank JSC at the "B/B" level. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were confirmed at the level of "kzBB+", and S&P Global Ratings revised the outlook on Freedom Holding Corp. and its core subsidiaries to negative. A negative outlook means that the rating agency may revise the rating to a lower level during its next rating action, which may negatively affect our cost of funding and access to liquidity.

Freedom Life has a long-term issuer credit and financial strength rating of of "BB" (negative outlook) and a rating on the Kazakhstan national scale of "kzA+", and Freedom Insurance has a "B+" rating (positive outlook) and "kzBBB+" Kazakhstan national scale rating, in each case from Standard & Poor's. These ratings were affirmed by Standard & Poor's on December 8, 2023.

Reductions in our credit ratings may adversely affect both our ability to obtain long-term funding and our credit spreads and resulting cost of such funding. Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. In addition, decreases in the credit rating of Freedom KZ, or FRHC as its owner, may affect Freedom KZ's brokerage license and impose certain requirements on Freedom Holding Corp. as its owner with respect to Freedom KZ's investment portfolio management capacity. Decreases in the credit rating of Freedom Bank KZ may also impose certain requirements on Freedom Holding Corp. as its owner with regard to its regulatory status as a bank holding company in Kazakhstan.
Our investments expose us to a significant risk of capital loss.
We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. As of March 31, 2024, our assets included $3.7 billion of trading securities, approximately 30.1% of which consisted of corporate debt securities and approximately 65.3% of which consisted of non-U.S. sovereign debt securities. We have relied on leverage, including by entering into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions, to increase the size of our proprietary securities portfolio. As a result, we may face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. As a result, we may suffer losses from our investment activities. Our proprietary portfolio is concentrated in the sovereign debt instruments of a few non-U.S. countries and debt and equities of a number of companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face the risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.
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
As part of our investment activities, both as an intermediary between borrowers and lenders and on a proprietary basis, we raise funds through repurchase transactions on the KASE. Our short-term financing is primarily obtained through securities repurchase arrangements. As of March 31, 2024, $2.8 billion, or 75%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
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
Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is designed to identify, assess, and mitigate risks across our operations, including credit, market, liquidity, operational, IT, cybersecurity, legal, regulatory, reputational and ESG risks. We cannot guarantee that our risk management framework will always be effective, as unforeseen circumstances or misjudgments could arise. If our framework fails to address a particular risk effectively, we could face losses that would negatively impact our business, financial position, and prospects. Regulatory bodies in the jurisdictions where we operate might also impose adverse consequences.

Our modeling and assumptions used in assessing risks in our business may differ materially from actual results.

We use modeling and forecasts to estimate exposures, loss trends and other risks, and to assist us in decision-making related to underwriting, pricing, capital allocation, and other issues associated with our businesses. Our models and forecasts are subject to various unverifiable assumptions, uncertainties, model design errors, complexities and inherent limitations, including those arising from the use of historical internal, industry, and unverified, third-party-provided data and assumptions. If, based upon these models, forecasts or other factors, we misprice our products or fail to correctly estimate the associated risks, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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

Further, our reinsurance programs have counterparty risk that may result in uncollectible claims. Collectability from reinsurers is subject to factors such as whether reinsurers have the financial capacity to make payments, whether insured losses meet the conditions of the reinsurance contract, and whether the reinsurer otherwise disputes coverage. Our inability to recover from reinsurers, for any reason, could have a material effect on our results of operations, financial condition, cash flows and business prospects.

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
Possible future pandemics may impact the global economy, global financial markets and our business, financial condition, results of operations and cash flows.

The Covid-19 pandemic created financial disruption and impacted the economies of every country in which we operate. Although financial markets have rebounded from the significant declines experienced during the Covid-19 outbreak, signs of underlying economic weakness persist, including elevated levels of market volatility, high unemployment, lack of consumer confidence, depressed levels of business activity in certain sectors, and increased cybersecurity, information security and operational risks resulting from expansion of remote work.
We believe that the interventions from banks and governments in response to the Covid-19 pandemic and the increase in the amount of time people spent at home during the pandemic led to an increase in the opening of investment accounts and investing in securities worldwide. The increased levels of customer activity combined with greater market volatility led to significant growth in our customer accounts, trading volume, fee and commission income, gains in our proprietary trading and net income during the fiscal year ended March 31, 2022. These effects are no longer applicable following the relative return to pre-Covid-19 operating conditions.
If Covid-19 or another highly infectious or contagious disease continues to spread, if the response to contain it is unsuccessful, or if there are adverse changes in political conditions or social unrest as a result of the response, we could experience adverse effects on our business, financial condition, liquidity, results of operations and cash flows.
Our financial results depend on interest rate volatility.
Fluctuations in interest rates can impact our earnings. Declines in interest rates can have a detrimental effect on the interest we earn. An increase in interest rates could negatively impact us if we hold securities that have an inverse relationship with interest rates or where market conditions or the competitive environment induces us to raise our interest rates or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets.
To reduce the negative impact of sanctions and other actions related to the Russia-Ukraine conflict on the Kazakhstan economy, the NBK raised the base rate from 10.25% to 16.75% per annum. The base rate was increased to produce an increase in deposit rates to levels needed to compensate for increased depreciation and inflation risks. This was needed to support financial and price stability and protect the savings of Kazakhstan citizens from depreciation. Russia similarly raised interest rates during this period. The rate increases contributed to a significant net loss on our trading securities, largely due to the revaluation of our bond positions. Despite the fact that since then the NBK decreased the base rate to 14.75% per annum, there always remains a possibility of further interest rate hikes in the future which could have negative effects on our earnings.
We are exposed to foreign currency fluctuation risks.
Because our business is conducted in multiple countries, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include the Kazakhstan tenge, the Euro, the Ukrainian hryvnia, the Uzbekistan sum, the Kyrgyzstan som, the Azerbaijan manat, the Armenian dram, the British pound sterling and the United Arab Emirates dirham. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.
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

Damage to our reputation could harm our business.

Maintaining our reputation is critical to attracting and maintaining customers, investors, and employees. If we fail to address, or appear to fail to address, issues that may give increase to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including but not limited to legal and regulatory requirements and actions, measures to prevent money laundering, terrorist financing and sanctions violations and management of risks in relation to related party transactions and arrangements . Adverse developments could impair our reputation and materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to the Global Political, Regulatory and Economic Environment
Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict.

Historically, a large portion of our brokerage business was attributable to securities trading by individuals and qualifying institutions in Russia. Although we divested our Russian subsidiaries in February 2023, and we are actively seeking to decrease the amount of our clients located in Russia, the brokerage and banking customers of our non-US subsidiaries continue to include non-sanctioned Russian persons. As a result, we continue to have exposure to Russia, which poses continuing challenges for our business and operations.

Although neither FRHC nor any of its group companies is the subject of any sanctions imposed by the United States, the European Union or the United Kingdom, and we have divested our Russian subsidiaries, the effects of the Russia-Ukraine conflict could adversely impact our business. For example, given Kazakhstan's extensive historical business ties with Russia, we are exposed to the risk that secondary sanctions could be imposed on participants in the financial sector in Kazakhstan. There is a similar risk that existing international sanctions and countersanctions measures that limit the ability of Russian persons to engage in securities activities in certain securities may be expanded in a manner that curtails our ability to provide brokerage services to such customers through our non-Russian subsidiaries. The effects of the Russia-Ukraine conflict could also limit our ability to, or make it difficult for us to, enter into agreements with certain counterparties. The materialization of any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and stock price.

Sanctions imposed by Ukraine on our Chief Executive Officer and our former Ukrainian subsidiary could have a material adverse effect on us.

On October 19, 2022, Timur Turlov, our former Ukrainian subsidiary Freedom UA (which has been deconsolidated from our financial statements starting from the first quarter of fiscal 2024 due to the uncertainty of our ability to control it) and our two former Russian subsidiaries (which Russian subsidiaries have since been divested) were included on the National Security and Defense Council of Ukraine sanctions list, which included more than 2,500 companies and individuals. In connection with these sanctions, the operations of our former Ukrainian subsidiary were suspended. We believe that the inclusion of Mr. Turlov and these subsidiaries on the list was due to perceived connections with Russia. While we believe the inclusion of Mr. Turlov and our former Ukrainian subsidiary on the list is not justified and we have been actively appealing the decision, there can be no assurance as to when they will be removed from the list, if at all. While our former Ukrainian subsidiary is not material in the context of our overall group, the inclusion of Mr. Turlov and our former Ukrainian subsidiary on this list could materially adversely affect our relationships with counterparties and regulators in other jurisdictions and as a result could restrict our ability to conduct our business and carry out our business strategy. In addition, because we have a significant number of Ukrainian brokerage customers that are served by our non-Ukrainian subsidiaries, the existing sanctions imposed by Ukraine or any expansion of such sanctions could adversely affect our brokerage business. See "Russia-Ukraine conflict" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report.

Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company.

We are committed to compliance with all applicable economic sanctions, including those related to the Russia-Ukraine conflict. U.S. economic sanctions include prohibitions that are generally administered and enforced by OFAC. With the exception of OFAC’s Iran and Cuba sanctions programs these prohibitions apply to U.S. persons, including companies organized under the laws of the United States and their overseas branches (such sanctions applicable to U.S. persons are generally referred to as “primary” sanctions) but do not apply to non-U.S. subsidiaries of U.S. persons unless the relevant transactions have a nexus with the United States. U.S. economic sanctions also include “secondary” sanctions that make certain activities of non-U.S. persons sanctionable under U.S. statutes such as the Countering America’s Adversaries Through Sanctions Act (CAATSA) or the U.S. President’s executive orders. These sanctions are administered by OFAC and/or the U.S. Department of State. We require all of our group companies to fully comply with all U.S. primary sanctions that are applicable to them and/or to transactions with a U.S. nexus in which they are involved. In addition, where sanctions do not apply to particular transactions or activities due to a lack of a nexus to the jurisdiction that imposed the relevant sanctions, our subsidiaries aim to refrain from any conduct that could create exposure to secondary sanctions, taking into account potential conflicting law issues given that certain of these subsidiaries operate in highly-regulated industries in which a disregard of local law requirements results in regulatory and litigation risk.

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
We maintain omnibus brokerage accounts for several institutional clients. The order flow from these accounts represents transactions of customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such customers in which they have agreed to comply with sanctions laws, and to grant us access to its customer records for purposes of compliance monitoring upon our request, we do not have direct access to such institutional customers' own customer check systems. While based on the procedures we have performed we believe that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are not sanctioned persons, because we do not have such direct access we cannot provide assurance that this is the case.
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
Sanctions are subject to rapid change, and it is also possible that new sanctions programs could be established, or secondary sanctions could be imposed, by the U.S. or other jurisdictions without warning in relation to the Russia-Ukraine conflict. The extent of current sanctions measures, not all of which are fully aligned across jurisdictions, further increases operational complexity for our business and increases the risk of making errors in managing day-to-day business activities within the rapidly evolving sanctions environment.

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
Shocks and fluctuations to the global economy may adversely impact Kazakhstan and the other emerging market countries in which we operate. We estimate that, for fiscal 2024, approximately 89% of our total revenue and most of our total net income was attributable to our operations in Kazakhstan, and as of March 31, 2024, approximately 81% of our total assets were attributable to our operations in Kazakhstan. The economic resilience of Kazakhstan has been tested by global financial shifts and political events, impacting its growth trajectory. Particularly, the Covid-19 pandemic led to a significant downturn in 2020, exacerbated by a sharp decline in oil prices. Although there was a subsequent recovery, the economy's growth rates have been inconsistent, influenced by external challenges such as reduced oil production and supply chain disruptions, partly from the ongoing Russia-Ukraine conflict. Kazakhstan's heavy reliance on its oil and gas sector, despite diversification efforts, underscores the economy's vulnerability. CPC is the main oil export route (at least two thirds of total oil exports), which runs from fields in the west of the country to a terminal near the Russian port of Novorossiysk. Even though Kazakhstan is undertaking efforts to diversify its oil export routes through the Transcaspian International Transport Route (TITR), the CPC will continue to play a major role in the transportation of Kazakhstan's oil. The Russia-Ukraine conflict may cause damages to the Russian port that can lead to a decrease of oil exports for Kazakhstan.
Changes in both the global and domestic environment have resulted in, among other things, lower liquidity levels across the banking sector, tighter credit conditions for Kazakhstan companies generally and fluctuating global demand for, and instability in, the price of crude oil and other commodities and downward pressure on the tenge. For example, the tenge depreciated significantly relative to the U.S. dollar in 2018 mainly due to significant deterioration of external factors, such as depreciation of the Russian ruble and the decrease in crude oil prices (starting from October 2018) due to increased oil reserves and oil production by principal exporters. The tenge depreciated relative to the U.S. dollar by 10.4% in 2020 primarily due to a sharp fall in oil prices caused by the Covid-19 pandemic. As a result of the onset of the Russia-Ukraine conflict, the tenge depreciated by 8.0% relative to the U.S. dollar during the quarter ended March 31, 2022. However, during fiscal 2024 the value of the tenge largely stabilized and appreciated by approximately 4% against the U.S. dollar.
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
Weaknesses in the global economy, or a future external economic crisis, may have a negative effect on economies or investors' confidence in the markets where we operate. Such developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business is subject to extensive government regulation, licensing and oversight in multiple jurisdictions. Laws, regulations and rules or other obligations to which we are subject include but are not limited to those concerning securities brokerage, retail and commercial banking, insurance services, payment services, securities trading, underwriting and market-making, granting of credit, deposit taking, margin lending, foreign currency exchange, data protection and privacy, cross-border and domestic money transmission, cybersecurity, fraud detection, antitrust and competition, consumer protection, U.S. and non-U.S. sanctions regimes, anti-money laundering and counter-terrorist financing. See "Non-compliance with U.S., EU, UK, Russian or other sanctions programs could adversely impact our company." above and "Our measures to prevent money laundering, terrorist financing violations may not be completely effective." below. Our Prime Executions subsidiary is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA.
As we introduce new products and services and expand existing product and service offerings we may become subject to additional regulations, restrictions, licensing requirements and related regulatory oversight.
Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. Many of the requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. New regulations may result in enhanced standards of duty on our subsidiaries in their dealings with their clients. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading.
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
From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include, but are not limited to, the NBK, the AFSA, the ARDFM, CySEC and the SEC. We have received various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against us that may result in censure, fine, civil or criminal penalties. For example, on February 13, 2023, following an elective audit of Freedom Bank KZ commenced by the ARDFM in June 2022, the ARDFM issued an order providing that Freedom Bank KZ violated a number of banking laws and regulations. In connection with such order, Freedom Bank KZ developed and implemented a remediation plan, the completion of which was confirmed on April 10, 2024. We could also experience negative publicity and reputational damage as a result of future lawsuits, claims or regulatory actions. Any of the foregoing could, individually or in the aggregate, adversely affect our business, results of operations, financial condition and cash flows.

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
We operate through subsidiaries in Kazakhstan, Kyrgyzstan, Uzbekistan, Azerbaijan, Armenia, Turkey, the EU, the UAE, the U.S., Germany, and Cyprus including representative offices of our Cyprus broker in Austria, Bulgaria, Greece, France, Spain, Italy, Poland and Netherlands. Enforcement officials generally interpret anti-corruption laws to prohibit, among other things, improper payments to government officials such as those of the ARDFM, the NBK, AFSA, CySEC, FINRA, the Federal Financial Supervisory Authority of Germany ("BaFIN"), the National Agency for Prospective Projects (NAPP) in Uzbekistan and the National Commission on Securities and Stock Market of Ukraine, which are the principal regulatory bodies that control and monitor our operations in the respective countries in which we operate. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause us or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused us or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could result in a material adverse effect on our business, financial condition, result of operations and cash flows.
A failure by our subsidiaries to meet capital adequacy and liquidity requirements could affect our operations, financial condition and cash flows.
As a condition to maintaining our licenses to conduct brokerage, insurance and banking activities, some of our subsidiaries must meet ongoing capital and liquidity standards, which are subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect the licenses of our subsidiaries, as well as our business, financial condition, results of operations, and cash flows.
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

Due to the omnibus brokerage accounts we maintain for certain institutional brokerage clients, penalties and other enforcement actions could be brought against us under relevant AML/CTF laws due to breaches by those clients of those laws and regulation and similar laws despite the fact that we have no direct control over the activities or policies of such clients. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such institutional clients in which they have agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and we test their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring, because we do not have direct access to such institutional clients' underlying customers or screening systems, we cannot provide assurance that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are conducting trades in compliance with applicable AML/CTF laws.
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
Risks Related to Information Technology and Cybersecurity
Our operations are highly dependent on the continued and proper functioning of our information technology systems.
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
Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. In particular, our ability to operate our business, and specifically our electronic trading platform, Tradernet, depends on our ability to protect the computer systems, networks and databases that we operate and use from unauthorized intrusions of third parties, including cyber attacks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, and other evolving cybersecurity threats.

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

We have previously experienced cybersecurity incidents which breached our information systems, but these were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. There is an increased likelihood that escalation of tensions from the Russia-Ukraine conflict could result in cyber attacks that could either directly or indirectly impact our operations. Although our subsidiaries have implemented cybersecurity strategies for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers' and employees' data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by attacks or malware and this degrades our services, our products and services may be perceived as being vulnerable to cyber risk and the integrity of our data protection systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we might incur reputational damage, litigation exposure, regulatory fines, penalties, reimbursement or other compensatory costs.

As of the date of this report, most of our employees have returned to working on site rather than remotely, which we believe lessens the overall IT risks associated with widespread remote work. However, possible outbreaks or other events occur in the future, we may again be required to move a significant portion of our workforce to working remotely. We continue use risk management and contingency plans and other precautions designed to address the heightened risk of cybersecurity breaches resulting from a significant remote work force. However, we cannot assure that such measures will continue to adequately protect our business in the event of future transitions of our workforce to remote working, as remote working environments may be less secure and more susceptible to IT and cybersecurity threats.
The infrastructure on which our IT systems depend is subject to events that could interrupt our ability to operate.
The infrastructure upon which our operations and IT systems depend, including electrical communications and internet, and transportation and other services, are vulnerable to damage or disruptions from events outside our control, including natural disasters, military conflicts, power, telecommunications and internet unavailability or outages, terrorist acts, riots, government shutdown orders, changes in government regulation, equipment or system failures or an inability to access or operate such equipment or systems, human error or intentional wrongdoings, cyber attacks or any other types of information technology security threats.
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
Because we have employees in a number of locations in Kazakhstan, Uzbekistan, Kyrgyzstan, Turkey, Azerbaijan, Germany, Spain, Greece, France, Poland, Bulgaria, Austria, Italy, Netherlands, Belgium, Armenia, the UAE, the UK, the U.S. and Cyprus, all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
In addition, the computers and data centers that process our trades and payments are located in the same locale. If a catastrophic event were to occur at such a locale it may result in permanent data loss. More generally, substantial property and equipment loss, and disruption in operations as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition, results of operations and cash flows. In addition, any outage or disruptive efforts could adversely impact our reputation and other aspects of our business.
Failure or compromise of third-party systems operations or security could adversely affect our business and expose us to data breaches and cyber attacks.
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
Use of third-party systems and vendors creates additional potential vulnerabilities. These third-parties may have weaker cybersecurity practices than our own. A cyberattack, data breach, or system failure originating within a third-party system could disrupt our operations, compromise sensitive data, or damage our reputation. Despite measures to manage third-party risks, we cannot fully eliminate these exposures.
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
In particular, our "Tradernet" electronic trading platform is proprietary technology that has taken substantial resources and time to build and requires continued development to remain competitive with other trading platforms. Adoption or development of superior platforms or technologies by our competitors may require us to devote substantial resources to the further development of Tradernet, or other platforms, to remain competitive. Our future success will depend in part on our ability to develop, adapt or acquire up-to-date technology that meets ever evolving industry standards. We may not always be correct or timely in our assessment of how technological changes may impact our business. If we are unable to develop, adapt to, access or acquire technology that meets or exceeds industry standards on a timely and cost-effective basis, which could materially and adversely impact our business, financial condition, results of operations and cash flows.
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

Other businesses we currently operate, or that we will establish in the future pursuant to our digital fintech ecosystem strategy, including our planned telecommunications and media businesses, are also subject to rapid technological change.
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

The Convention on Mutual Administrative Assistance in Tax Matters developed by the Council of Europe and the OECD in 1988 and amended by Protocol in 2010 has now been signed by 141 jurisdictions (including Kazakhstan, Armenia and Cyprus). This convention requires competent authorities of jurisdictions-signatories to participate in the exchange of information that is foreseeably relevant for the administration or enforcement of their domestic laws concerning taxes. In 2018 Kazakhstan joined the Standard for Automatic Exchange of Financial Account Information (Common Reporting Standard) (the "CRS"). The CRS calls on jurisdictions to obtain information from their financial institutions and automatically exchange that information with other jurisdictions on an annual basis.

The foregoing developments regarding global information exchange could complicate our tax planning as well as related business decisions and could possibly expose us to significant fines and penalties and to enforcement measures, despite our best efforts at compliance, and could result in a greater than expected tax burden.

On November 24, 2016, the OECD published the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (the "MLI") which introduces new provisions to existing double tax treaties limiting the use of tax benefits provided thereby. As a minimum standard, the MLI implements a principal purposes test, under which treaty benefits are disallowed if one of the principal purposes of the transaction or the structure was to obtain a tax benefit. The MLI was ratified by Cyprus on January 22, 2020, by Kazakhstan on February 20, 2020 and by Armenia on September 25, 2023. Application of the MLI could potentially limit tax benefits granted under the double tax treaties of Cyprus, Kazakhstan and Armenia.

Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.

We are subject to a broad range of taxes and other compulsory payments, including, but not limited to, income tax, VAT and social contributions. Tax laws have been in force for a short period relative to tax laws in more developed market economies, and the implementation of these tax laws is still unclear or inconsistent. The tax laws and regulations in our regions outside the U.S. are subject to frequent changes, varying and contradicting interpretations, and inconsistent and selective enforcement. Currently the Government of the Republic of Kazakhstan is developing new Tax Code which can significantly affect our business.

The Transfer Pricing Law of the Republic of Kazakhstan, dated July 5, 2008, provides for three-level transfer pricing documentation, including a country-by-country report (CbCR). Under the mandatory filing requirements or CbCR in Kazakhstan, if a corporation reaches the reporting threshold established for the group's consolidated revenue (e.g. EUR 750 million) it may be required to submit relevant CbCR reports. The mentioned threshold was reached in FY2024, as such we are required to prepare and submit CbCR during FY2025.

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

More generally, Kazakhstan tax legislation is subject to frequent changes, varying and potentially contradicting interpretations and inconsistencies. There can be no assurance that Kazakhstan tax legislation will be amended in the future in a manner that makes our tax planning more predictable. Further, the introduction of new taxes, amendments to current taxation rules, or new interpretations of existing tax law may have a substantial impact on the overall amount of our tax liabilities. As a result, there is no assurance that we will not be required to make substantially larger tax payments in the future, which may adversely affect our business, financial condition, results of operations and cash flows.
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
We currently utilize an exemption to allow Timur Turlov to sit on our nominating and corporate governance committee. The charters for each of our board committees provide for annual performance evaluations. Currently we have a majority of independent directors on our board of directors.
Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.
The interests of our controlling shareholder may conflict with those of other shareholders.
Timur Turlov, our chief executive officer and chairman of our board, beneficially owns 69.9% of our outstanding common stock. He currently has voting control of FRHC and can control the outcome of matters submitted to stockholders for approval. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board and his ability to control the election of our directors. Mr. Turlov also has interests in other companies, certain of which, in particular FST Belize, have conducted significant amounts of business with our company and have significantly contributed to our revenues. Such related party transactions give increase to a risk of the conclusion of transactions on terms less favorable than could be obtained in arm’s length transactions. The interests of Mr. Turlov could conflict with those of other stockholders. Any such conflict could have a material adverse effect on our business, financial condition, cash flows, results of operations and prospects.

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
We have identified material weaknesses in our internal control over financial reporting in the past, and we may identify material weaknesses in the future or fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires management to provide an annual report on the effectiveness of internal control over financial reporting. Additionally, we are required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm needs to issue an adverse report if there is a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparing our financial statements in connection with our Annual Report on Form 10-K for the year ended March 31, 2023, we previously identified material weaknesses in our internal control over financial reporting. Management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.

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

While we have remediated these material weaknesses as of March 31, 2024, we cannot assure you that these or other measures will prevent future material weaknesses from occurring.

As part of our remediation of the material weakness identified above we (a) provided training on U.S. GAAP to employees responsible for preparing the Consolidated Financial Statements; (b) implemented new or modified existing controls over the preparation of the financial statements and (c) hired additional employees and external consultants with appropriate qualifications and expertise in U.S. GAAP and in designing, maintaining and improving procedures and controls focused on the application of U.S. GAAP.

Failure to maintain effective internal control over financial reporting by us going forward could adversely impact our ability to report our financial position, results of operations and cash flows on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations and we could face the risk of stockholder litigation. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
•pandemic and epidemic disease;
•announcements by us of significant impairment charges;
•investor perception of us and our industry;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; and
•speculation in the press or investment community.
Stock markets can experience extreme volatility unrelated to the operating performance of any particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

Cybersecurity is a critical component of our risk management program, given the increasing reliance on technology and potential cyber threats. Our Chief Technology Officer is leading cybersecurity risk management improvement initiatives as part of our Technology Strategy to 2025.

Our overall cybersecurity risk management objective is to avoid or minimize the impacts of threat events that could lead to penetration, disruption or misuse of our information systems and to ensure compliance with applicable legal and contractual obligations. Our cybersecurity risk management improvement initiatives are informed by regulatory guidance, industry standards, threat intelligence feeds, internal and external audits, external consultants, and insights from cybersecurity community. Experts from our Technology Leadership Centre, under the supervision of the Chief Technology Officer, periodically review our cybersecurity risk management processes to address changing threats and conditions.
We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected threats. We have established processes and systems designed to mitigate technology risk, including our corporate IT control system, to work towards a consistent minimal level of cybersecurity across all our subsidiaries. We engage in periodic or regular monitoring and assessments of our technology key infrastructure and processes using internal staff and third-party specialists. We assess and manage risks, including IT and cybersecurity risks, associated with external service providers and our supply chain. Our audit procedures include testing of IT and cybersecurity controls to ensure reliability. The type, maturity, and formalization of controls in our subsidiaries is informed by the level of anticipated threats and their impacts associated with each organization.
We maintain an IT and cybersecurity incident management process that provides a framework for responding to actual or potential cybersecurity incidents, engagement of third parties, including external incident response professionals, and timely reporting of incidents with material impact or reasonably likely to materially impact to our Chief Technology Officer, Chief Financial Officer, who inform other senior management members and our board of directors as appropriate. The cybersecurity incident management process facilitates coordination across multiple areas of our organization.
Governance
Our cybersecurity risk governance model consists of three lines of defense. Our Chief Technology Officer, supported by the experts in our Technology Leadership Centre and IT and cybersecurity teams at our subsidiaries represent the first line. Our Chief Risk Officer, supported by corporate and subsidiary risk teams, and Risk Committee of the board of directors represent the second line. The third line consists of our Controlling Department, subsidiary internal audit functions and Audit Committee of the board of directors.
Our Chief Technology Officer has over 15 years of information technology experience, including over a decade in leadership positions. He is supported by IT, cybersecurity and data protection professionals from our Technology Leadership Centre with extensive IT, cybersecurity and data protection education and experience, including from regulatory agencies. At the subsidiary level our IT and cybersecurity management team has varying degrees of technology, operational and cybersecurity experience, including experience in mitigating and responding to cybersecurity incidents and managing cyber risks.
Our Chief Technology Officer leads cybersecurity risk management improvement initiatives as part of our Technology Strategy to 2025, coordinated and monitored by experts from our Technology Leadership Centre. In contrast, the program's implementation at our subsidiaries is largely delegated to the subsidiary staff. Significant subsidiaries provide updates on their implementation progress, significant cybersecurity incidents, and risks to their senior executives and the experts from our Technology Leadership Centre. The experts periodically consolidate and analyze information about the cybersecurity risk management program, cybersecurity and privacy incidents and risks, key initiatives, and other matters relating to cybersecurity processes for reporting to our Chief Technology Officer and our Chief Risk Officer. Both

officers periodically report to the Risk Committee of the board of directors. Our Chief Technology Officer also regularly reports directly to the board of directors including on cybersecurity initiatives, notable incidents, and risks. Our Chief Risk Officer also periodically reports directly to the board of directors including on cybersecurity incidents and risks.
Our overall cybersecurity risk management is overseen by the Risk Committee of our board of directors who assists our senior management and the board of directors with their overall risk management responsibilities. Our audit procedures include testing of IT and cybersecurity. Our financial reporting department ensures financial performance reliability under U.S. regulatory requirements and provides an independent objective assurance to evaluate the effectiveness of IT and cybersecurity controls and governance. The department is directly subordinate to the Audit Committee of our board of directors.
Notwithstanding our defensive measures and processes, the threats posed by IT failures and cyber-attacks are always present. While our subsidiaries have experienced cybersecurity incidents in the past, no cybersecurity incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations as of the date of this report.
We do not maintain insurance policies to mitigate cybersecurity risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.

For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Information
Technology and Cybersecurity” in Item 1A. Risk Factors.
Item 2. Properties

We lease and own a number of properties across our business segments: Brokerage, Banking, Insurance, and Other, through which we conduct our operations.

We currently lease office space for 265 retail, executive, administrative and operational facilities in Kazakhstan, Cyprus, Uzbekistan, Azerbaijan, Armenia, the United States, Turkey, Germany, Spain, France, Greece and Kyrgyzstan. Our total aggregate leased square footage is approximately 562,380 square feet. We own 20 buildings consisting of an aggregate of approximately 287,913 square feet, in Kazakhstan and Cyprus.

In our Insurance and Bank segments collectively, as of March 31, 2024, we owned 16 buildings consisting of approximately 129,992 square feet and we leased offices consisting of an aggregate of 112,688 square feet. Our Insurance and Bank segment properties include our principal executive offices, which are located at "Esentai Tower" BC, Floor 7, 77/7 Al Farabi Ave., Almaty, Kazakhstan 050040, and which are leased.

In our Other segment we own two buildings consisting of approximately 83,014 square feet. As of March 31, 2024, the area of leased offices in our Other segment was 254,598 square feet.

In our Brokerage segment we own 2 buildings consisting of approximately 74,907 square feet. As of March 31, 2024, the area of leased offices in our Brokerage segment was 195,094 square feet. Our principal property in our Brokerage segment is our office building located at Christaki Kranou 20, Freedom Tower, 5th floor, 4041 Limassol, Cyprus with an area of 6,959 square meters (approximately 74,906 square feet), which we own. On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus, which is planned to be a new office building for our Freedom EU subsidiary. Also, we rent our offices in the United States, which are located at 40 Wall Street, 57th and 58th floor, New York, and comprise 15,250 square feet.

We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 27 "Leases" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Item 3. Legal Proceedings
The financial services industry is highly regulated. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including customer and shareholder class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may increase to the level of arbitration or disciplinary action. We are also subject to periodic governmental and regulatory audits and inspections that might result in fines or other charges.
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
Estate of Toleush Tolmakov Litigation
The Estate of Toleush Tolmakov (the “Estate”) commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah in December 2021. This proceeding relates to cash distributions arising from the 2011 sale of a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.) and shares of common stock of the Company belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest. The Company has held the relevant assets since Mr. Tolmakov's death because it does not know to whom they should be distributed and no party has yet established legal right of ownership of the assets. On October 21, 2022, in accordance with an order entered into by the Third Judicial District Court of Salt Lake County, we deposited an amount of $8.4 million into the registry of the court, representing the amount of cash distributions claimed by the Estate. The Company continues to deny any and all liability in this matter. We are currently in settlement discussions with the Estate. We do not believe that the outcome of this legal action could be material to our financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol "FRHC". Our common stock also trades on the KASE under the symbol "US_FRHC".
Holders
As of May 13, 2024, we had approximately 479 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).
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
Stock Performance Graph
The graph and table below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Diversified Financials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2019 to March 31, 2024.
The comparisons shown in the graph and table below are based upon historical data. The stock price performance shown in the graph and table below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Freedom Holding Corp., the S&P 500 Index and the S&P Diversified Financials

1000
800
600
400
200
0
3/19
3/20
3/21
3/22
3/23
3/24
Freedom Holding Corp.
S&P Diversified Financials
S&P 500

*$100 invested on 3/31/2019 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31

	3/19	3/20	3/21	3/22	3/23	3/24

Freedom Holding Corp.	100	163	613	685	826	811
S&P 500	100	91	140	160	145	185
S&P 500 Diversified Financials	100	89	142	170	148	188
The performance graph and table shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Equity Securities
During fiscal 2024, we did not sell any unregistered shares of our equity securities.
Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of the Company during fiscal 2024.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries in Part II Item 8 of this annual report as well as the information set forth in Part I Item 1 "Business" of this annual report. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us") mean Freedom Holding Corp. together with its consolidated subsidiaries. This discussion contains certain forward-looking statements that involve known and unknown risks, uncertainties, and other factors as described under the heading "Special Note About Forward-Looking Information" in this annual report. Actual results could differ materially from those projected in any forward-looking statements. For additional information regarding these risks and uncertainties, see the disclosure under the heading "Risk Factors" in Part I Item 1A of this annual report.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources for fiscal 2024, 2023 and 2022.
OVERVIEW
Freedom Holding Corp. is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services, and information processing services. We also own several ancillary businesses which complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.
Our business was founded in order to provide access to the international capital markets for retail brokerage clients. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs.
Our principal executive office is in Almaty, Kazakhstan. We have a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Austria, Bulgaria, Italy, Netherlands, Belgium, the United States, Turkey, Armenia, Azerbaijan, and the United Arab Emirates. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2024, we had 6,197 employees, 161 offices (of which 46 offered brokerage services, 52 offered insurance services, 20 offered banking services and seven offered other financial and non-financial services) and 530,000 retail brokerage customer accounts.

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

Inclusion of insurance companies under the pooling of interest method due to being under common control

As of May 17, 2022, the Company's financials included the acquisition of two insurance companies in Kazakhstan: Freedom Life, a life insurance company, and Freedom Insurance, a direct insurance carrier excluding life, health, and medical coverage. These entities have been considered under common control with the Company since 2018. Prior to the Company's acquisition of these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired Freedom Life and Freedom Insurance from a non-related party on February 28, 2018, and August 22, 2018, respectively. The two companies are under common control with the Company since the dates when they were acquired by Timur Turlov. The financial results, operating performance, and liquidity discussed herein explicitly include two insurance companies above-mentioned and prior periods have been recasted accordingly.

Change in reportable segment

Effective from the beginning of the fiscal year 2024, the Company has undergone a strategic realignment in its business management and reporting structure. Our Chief Executive Officer, Chief Financial Officer and President, collectively acting as the Chief Operating Decision Maker (CODM), have initiated a new approach to managing our operations. This approach is based on a more segmented analysis of our business activities, allowing for more precise operating decisions and performance evaluations.

Change in accounting principle

On April 1, 2023, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for our financial assets in scope. Previously, an allowance for credit losses was recognized based on probable incurred losses. The results for reporting periods beginning on or after April 1, 2023 are presented under ASC 326, while prior periods amount continue to be reported in accordance with previously applicable

GAAP. For more information regarding adoption of new standard, see "Recent accounting pronouncements" in Note 2 "Summary of Significant Accounting Policies" of this annual report.

Summary of Results of Operations
The highlights of our consolidated results for fiscal 2024 are as follows:
•We had total revenues, net of $1,635.1 million for fiscal 2024, as compared to $795.7 million for fiscal 2023, respectively. The increase from fiscal 2023 and 2024 was primarily attributable to the following:
◦Our interest income for fiscal 2024 was $828.2 million, representing an increase of $533.5 million, or 181%, compared to fiscal 2023. The increase was primarily attributable to an increase of interest income on trading securities. Interest income on loans to customers and margin loans to customers also increased.
◦Our fee and commission income for fiscal 2024 was $440.3 million, an increase of $113.1 million, or 35%, compared to fiscal 2023. The increase was mainly attributable to increases in fee and commission income from brokerage services and commission income from payment processing.
◦Our net gain on trading securities for fiscal 2024 was $133.9 million, an increase of $62.8 million, or 88%, compared to fiscal 2023. The majority of the net gain for fiscal 2024 was attributable to appreciation during the course of the fiscal year of Kazakhstan sovereign bonds held in our proprietary portfolio.
~~◦~~Our insurance underwriting income for fiscal 2024 was $264.2 million, an increase of $148.8 million or 129%, compared to fiscal 2023. The increase was driven by the expansion of our insurance operations and increase in the number of active insurance contracts from 681,667 as of March 31, 2023 to 807,173 as of March 31, 2024.
•We had net income of $375.0 million for fiscal 2024, as compared to $205.6 million for the fiscal year ended March 31, 2023.
•Our total assets increased to $8.3 billion as of March 31, 2024 from $5.1 billion as of March 31, 2023. Of our total assets:
◦Our proprietary trading portfolio increased by 53% to $3,688.6 million as of March 31, 2024 from $2,412.6 million as of March 31, 2023.
◦The loan portfolio of Freedom Bank KZ increased by 68% to $1,374.1 million as of March 31, 2024 from $819.4 million as at March 31, 2023.
•We had approximately 530,000 total retail brokerage customers as of March 31, 2024 as compared to approximately 370,000 as of March 31, 2023.
•We had approximately 3,360,000 bank accounts at our Freedom Bank KZ subsidiary as of March 31, 2024 as compared to approximately 1,662,000 as of March 31, 2023
The operating results for any period are not necessarily indicative of the results that may be expected for any future period.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. The key factors affecting our business and the results of operations include, in particular: market and economic conditions, the growth of retail brokerage activity in our key markets, the effects of the Russia-Ukraine conflict, acquisitions and divestitures, the entry into new business areas and markets, our transactions with related parties, our arrangements with market maker customers and governmental policies. Each of these factors is discussed in more detail below.
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

    Financial markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia and Ukraine, South America and Asia. Hostilities between Russia and Ukraine have created global uncertainties around the spread of the conflict, and the potential use of nuclear weapons and have impacted global supply chains of energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the financial markets and our company and its operations.
Growth of Retail Brokerage Activity in Our Key Markets
The growth of our business has been driven to a large extent by growth in retail brokerage activity in our key markets. Historically, these markets have included Kazakhstan, Russia and certain other Eastern Europe and Central Asia jurisdictions. Retail brokerage activity in our key markets has grown rapidly in recent years. Our total number of retail brokerage customer increased from approximately 250,000 as of March 31, 2022 to approximately 370,000 as of March 31, 2023, to approximately 530,000 as of March 31, 2024. Internally, we designate "active customers" as those in which at least one transaction occurs per quarter. For the year ended March 31, 2024, we had approximately 96,906 active customers. The increases in the number of our customers have in turn contributed to increases in our customer liabilities over these periods. We currently regard our key markets to be Kazakhstan, Europe and other Central Asian jurisdictions, and we are actively seeking to decrease the amount of our clients located in Russia.

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
Historically, a large portion of our revenues was derived from individuals and institutions in Russia, through accounts at our Russian subsidiaries, through accounts at our non-Russian subsidiaries, and indirectly through accounts held by Russian customers of FST Belize. After careful consideration of the needs of our employees, customers and shareholders and the best interests of our company, shortly after the onset of the Russia-Ukraine conflict we decided to divest our Russian subsidiaries, Freedom RU and Freedom Bank RU. In February 2023, we divested our Russian subsidiaries, including all of their offices and employees. As of March 31, 2022, our Russian subsidiaries had 43 offices and branches and 1,717 employees. Despite the divestiture of these subsidiaries, the scale of our overall business increased from fiscal 2022 to fiscal 2023. As of March 31, 2022, our total number of employees was 1,704 and our total number of offices was 66. As of March 31, 2023, the number of employees increased to 3,689 and the number of our offices increased to 126. The increase in the scale of our operations between the two fiscal years, despite the divestment of our Russian subsidiaries, was mainly attributable to our growth during fiscal 2023 through several acquisitions. In addition, certain customers of our former Russian subsidiaries opened accounts at our non-Russian subsidiaries, which mitigated the effects of the divestment of our Russian subsidiaries. Although we are actively seeking to decrease the amount of our clients located in Russia, the brokerage and banking customers of our non-US subsidiaries continue to include non-sanctioned Russian persons through their accounts at non-Russian companies within our group. Many of these Russian persons live outside of Russia. We do not regard the total number of Russian persons who are currently our clients to be material in the context of of our total customer base of brokerage, banking and insurance customers. See "Regulation" in "Business" in Part I Item 1 of this annual report.

Even before the Russia-Ukraine conflict began in February 2022, our clients were required to conform to strict anti-money laundering regulations and to undergo ongoing sanctions screening to assure us that they were not subject to United States, EU or UK sanctions that would restrict our ability to do business with them or require us to take regulatory compliance actions in response to their activities. However, the evolving sanctions and countersanctions in connection with the Russia-Ukraine conflict expose us to heightened risks and challenges. The Russia-Ukraine conflict has also exposed us to a range of other heightened risks stemming from our actual or perceived connections with Russia, including risks related to our business relationships with counterparties outside of Russia, including commercial banks, settlement banks, stock exchanges and regulators.
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
On October 19, 2022, the President of Ukraine signed a decree enacting a decision of the National Security and Defense Council of Ukraine (NSDC) on the application of personal special economic and other restrictive measures (sanctions) against more than 1,300 companies and more than 2,500 individuals. Freedom UA's brokerage license was suspended for a period of five years and its assets frozen by the Ukrainian authorities following its inclusion on the sanctions list. The lists of companies and individuals sanctioned included both Freedom UA and Timur Turlov, in his personal capacity. In addition, the list included our two former Russian subsidiaries, which have since been divested. We note that all persons on the Russian list of Forbes entrepreneurs for 2021 were included. In 2021 Mr. Turlov was on this Forbes list and still had Russian citizenship (in the appendix to the presidential decree there is a reference to Mr. Turlov’s Russian citizenship. We note that, prior to June 2022, Mr. Turlov was a Russian citizen. As from June 2022, Mr. Turlov renounced his Russian citizenship and is now a citizen of Kazakhstan. We have made a series of efforts seeking to have Freedom UA and Mr. Turlov removed from the sanctions list. In addition, we have contributed approximately $11.7 million to humanitarian relief efforts in Ukraine through charitable funds. In view of the ongoing uncertainty related to Freedom UA, the management of the Company has determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA. Accordingly, Freedom UA has not been consolidated in the Company's consolidated financial statements in this annual report.

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
Acquisitions and Divestitures
Divestiture of Former Russian Subsidiaries
Historically, a large portion of our trading volume has been derived from individuals and qualifying institutions in Russia, through accounts at our former Russian subsidiaries and through non-Russian accounts. On February 28, 2023, we completed the divestiture of our former Russian subsidiaries. This divestiture has had an impact on our business and results of operations. For more information see "Russia-Ukraine Conflict" above.

Acquisitions

Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future. In particular, we plan to make acquisitions as part of our strategy to create a digital fintech ecosystem. Acquisitions and divestitures may have a material effect on our business and financial results. For additional information see Note 1 "Description of Business" and Note 30 "Segment Information" in the notes to our consolidated financial statements contained in Part II Item 8 and "Business" in Part I Item 1 of this annual report.

Acquisitions we completed in the 2023 and 2024 fiscal years include the following:
•On April 26, 2023, we completed the acquisition of 100% of Internet-Tourism LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $2.0 million.

•On April 26, 2023, we completed the acquisition of 100% of Aviata LLP, a Kazakhstan-based online aggregator for buying air and railway tickets, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $31.3 million.
•As a result of a series of transactions, we effectively obtained control over Arbuz Group LLP ("Arbuz") on May 22, 2023, and as a result of other transactions we increased our ownership interest to 94.73% by December 31, 2023, with Timur Turlov owning the remaining 5.27%. We acquired Arbuz to accelerate our growth in e-commerce sector. For more details please refer to Note 28 Acquisitions of Subsidiaries in the notes to our consolidated financial statements contained in Part II Item 8.
•On July 27, 2023, we completed the acquisition of 90% of Comrun LLP ("Rekassa"), a Kazakhstan-based digital service for cash transaction data management, in order to expand our presence in the digital services ecosystem in Kazakhstan. The purchase price paid for the acquisition was $3.1 million.
•On January 9, 2024, we completed the acquisition of 100% of DITel LLP ("DITel"), a provider of telecommunications services in Kazakhstan. The purchase price paid for the acquisition was $1.1 million.
Deconsolidation of Freedom UA
On October 19, 2022, Freedom UA was included on the National Security and Defense Council of Ukraine sanctions list, which resulted in the blocking of the assets and liabilities of Freedom UA and the suspension of its brokerage license. Due to the uncertainty of our ability to control Freedom UA, the Company believes that it no longer controls Freedom UA starting April 1 2023, and accordingly it has not been consolidated in the financial statements starting from the first quarter of fiscal 2024.

Entry Into New Business Areas and Markets

On November 27, 2023, consistent with our strategy to build a digital fintech ecosystem, our Board of Directors approved a plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Execution of the new plan is expected to require significant capital expenditure, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining frequency licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. See "Liquidity and Capital Resources - Capital Expenditures" below. We currently project that Freedom Telecom will incur losses for the first several years of its operations based on assumptions included in our current financial model. While such losses, and increased debt service costs associated with funding the implementation of the strategic plan, will have an adverse effect on our consolidated net income in the relevant periods, the current financial model provides that the successful execution of the new plan will begin to have a significant positive impact on our consolidated net income starting in 2028. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material.
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
Related Party Transactions
During the fiscal years ended March 31, 2024, 2023 and 2022, the Company engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a corporation registered in and licensed as a broker dealer in Belize. FST Belize was formed in 2014 and is 100% owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. FST Belize is not part of our group of companies. Between 2022 and 2024, we actively reduced the scale of our omnibus brokerage relationship with FST Belize and had terminated that relationship as of March 31, 2024.

During the fiscal years under review, we received fee and commission income from FST Belize, which had its own brokerage customers. FST Belize's customers included a market maker institution with whom a significant amount of our customer orders were executed through FST Belize's omnibus brokerage account at Freedom EU. For the year ended March 31, 2023, $197.4 million, or 60% and for the year ended March 31, 2024, $61.4 million or 14% of our total fee and commission income, was derived from the omnibus brokerage relationship between Freedom EU and FST Belize. In fiscal 2024, 2023 and 2022, respectively, approximately 14%, 60% and 82% of our fee and commission income was derived from the omnibus brokerage relationship between Freedom EU and FST Belize. We understand that the majority of the fee and commission income Freedom EU received from FST Belize during these fiscal years was attributable to commissions paid by such market maker customer in connection with its trading. See "Market Maker Customer Arrangements" below. The decrease in fee and commission income generated from FST Belize as a percentage of our total fee and commission income across the fiscal years ended March 31, 2024 and 2023 and 2022 was due to a decrease in the volume of trading activity by FST Belize through its omnibus accounts with us across the respective periods, as a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at brokerage companies within our group, in particular Freedom Global and Freedom AR, and conduct ongoing trading through such accounts, consistent with our strategy to reduce and ultimately eliminate our omnibus brokerage relationship with FST Belize. During the fiscal year ended March 31, 2024, we estimate that approximately 30,000 customers of FST Belize migrated their brokerage accounts to brokerage companies within our group.
Interest income generated from FST Belize accounted for approximately 3%, 8% and 8% of our total interest income for the years ended March 31, 2024, 2023 and 2022, respectively.
As of March 31, 2024, and March 31, 2023, our margin lending receivables due from FST Belize were $— million and $290.2 million, respectively. The decrease in margin lending receivables due from FST Belize was attributable to a significant reduction in the volume of business we conducted involving FST Belize between the two dates, consistent with our strategy to eliminate our omnibus brokerage arrangement with FST Belize. Historically, majority of this margin receivable was attributable to a market maker customer.
As of March 31, 2024 and March 31, 2023, our customer liabilities included deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize in the amounts of $0.8 million and $23.7 million, respectively. Part of these deposits as of March 31, 2024 represents funds retained as proceeds following the closing of margin loan and short positions by FST Belize in connection with FST Belize closing its positions in its omnibus accounts of Freedom EU, consistent with our strategy to eliminate our omnibus brokerage arrangement with FST Belize.
Our transactions with FST Belize were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties. In accordance with our Audit Committee Charter, our audit committee, all members of which are independent, is responsible for reviewing, approving and overseeing any transaction between the Company, including its subsidiaries, and any related person and any other potential conflict of interest situations on an ongoing basis.
For additional information regarding our transactions with FST Belize, see Note 24 "Related Party Transactions" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Market Maker Customer Arrangements
We have derived a significant portion of our fee and commission income and interest income from margin loans to customers from trading activity of certain institutional market maker customers with whom we internalize the execution of trades of our customers. We earn fee and commission income from such market maker customers for executing trades as well as commissions paid by them for order flow, which is net compensation received from firms to which our broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. We also earn interest income on margin loans we grant to them. Our arrangements with such market maker customers have provided us and our customers with a substantial liquidity pool for trading, including reduced settlement costs for us and enabling faster execution of trades for our customers. Prior to the end of fiscal 2024, we had such an arrangement indirectly with an institutional market maker customer of our affiliate FST Belize, and since approximately the beginning of fiscal 2024 we have had such an arrangement with an institutional market maker customer of our Freedom Global subsidiary. We receive a commission from such institutional market maker customers for executing their trades, and in the past we earned such commissions indirectly through commissions we received from FST Belize. For the year ended March 31, 2024, we earned fee and commission income from the market maker customer at our Freedom Global subsidiary in an amount of $196.7 million, representing 12% of our total fee and commission income for fiscal 2024. For the year ended March 31, 2024, we earned interest income from margin lending from the market maker customer at our Freedom Global subsidiary in an amount of approximately $100 million, representing 6% of our total interest income from margin lending for fiscal 2024. For fiscal 2024, 2023 and 2022, approximately 14%, 60% and 82% of our fee and commission income from our affiliate

FST Belize, respectively, and we understand that the majority of such fee and commission income was attributable to execution of trades of a market maker institution with an account at FST Belize.
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
Key Income Statement Line Items
Revenue
We derive revenue primarily from fee and commission income, net gain on trading securities, interest income, insurance underwriting income, and net gain on foreign exchange operations.
Fee and Commission Income
Fee and commission income consists principally of fees and commissions from brokerage customer trading, banking services, payment processing services and underwriting and market making activities. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Part of our brokerage fees from customer trading consists of commissions we receive for from institutional market maker customers for execution of trades requested by them. Fees received for banking services consist primarily of commissions earned from merchants on acquiring operations, commission on transfer and payment processing and commissions on cash operations. Fees for payment processing services are mainly related to the charges for the service of handling and processing particular cash transfer transactions or operations.

Fee and commission income as a percentage of our total revenue was 27%, 41% and 49% in the fiscal years ended , March 31, 2024, 2023 and 2022 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 76%, 88% and 95% in the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Interest Income
We earn interest income from trading securities, margin lending, reverse repurchase transactions, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities held in our proprietary trading account.
Net Gain/(Loss) on Trading Securities
Net gain/(loss) on trading securities reflects the change in value of the securities held in our proprietary trading portfolio during the relevant period. A net gain or loss is comprised of both realized and unrealized gains and losses during the period. Realized gains or losses are recognized when we close an open position in a security and recognize a gain or a loss on that position. U.S. GAAP requires that we also reflect in our financial statements any unrealized gain or loss on each open securities positions as of the end of each period based on whether the value of the open position is higher or lower at the period end than it was at either: (i) the beginning of the period, if the position was held for the full period; or (ii) at the time the position was opened, if the position was opened during the period. Fluctuations in unrealized gains or losses from one period to another can occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold resulting from market and economic uncertainty arising from global or local events that cause significant market volatility, or even halting of trading in certain markets, all of which occurred as a result of the Russia-Ukraine conflict. Fluctuations might also result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. These fluctuations can adversely affect the ultimate value we realize from our proprietary trading activities. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will ultimately realize on a securities position when the position is closed. As a result, we might realize significant swings in net gains and losses realized on our trading securities year-over-year and quarter-to-quarter.
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
General and Administrative Expense

General and administrative expense includes lease cost, depreciation and amortization, communications services, software support, representative expenses, business travel expenses, utilities, charity, sponsorship, fines and penalties, taxes other than income tax, rent and other operating expenses.
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
Net Income/(Loss) Attributable to Non-controlling Interest
Net income/(loss) attributable to non-controlling interest includes our net income/(loss) attributable to our non-controlling interests in Arbuz and ReKassa. As of March 31, 2024 we held 94.73% of the ownership interest in Arbuz and 90% of the ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.00% of the ownership interest in ReKassa are considered as non-controlling interests in our Consolidated Statements of Operations and Statements of Other Comprehensive Income.
Prior to April 1, 2023, the Company reflected Mr. Tashtitov's ownership interest in Freedom UA as a non-controlling interest in its Consolidated Balance Sheets, Consolidated Statements of Operations and Statements of Other Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, the management of the Company determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of March 31, 2024 there are no non-controlling interests in relation to Freedom UA.
RESULTS OF OPERATIONS
Comparison of Fiscal Years Ended March 31, 2024, 2023 and 2022

The following comparison of our financial results for the fiscal years ended March 31, 2024, 2023 and 2022, is not necessarily indicative of future results. Prior period presentations and disclosures were reclassified to provide comparability with current period classifications.
Revenue
The following table sets out information regarding our total revenue, net for the fiscal years presented.

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Fee and commission income	$440,333	$327,215	$113,118	35%	$335,211	$(7,996)	(2)%
Net gain on trading securities	133,854	71,084	62,770	88%	155,252	(84,168)	(54)%
Interest income	828,224	294,695	533,529	181%	121,609	173,086	142%
Insurance underwriting income	264,218	115,371	148,847	129%	72,981	42,390	58%
Net gain on foreign exchange operations	72,245	52,154	20,091	39%	3,791	48,363	1276%
Net loss on derivatives	(103,794)	(64,826)	(38,968)	60%	946	(65,772)	(6,953)%

Total revenue, net	$1,635,080	$795,693	$839,387	105%	$689,790	$105,903	15%

The following table sets out the components of our revenue as a percentage of total revenue, net for the fiscal years presented.

	Year ended March 31,
	2024	2023	2022 (Recasted)
Fee and commission income	27%	41%	49%
Net gain on trading securities	8%	9%	22%
Interest income	51%	37%	18%
Insurance underwriting income	16%	14%	10%
Net gain on foreign exchange operations	4%	7%	1%
Net (loss)/gain on derivatives	(6)%	(8)%	—%
Total revenue, net	100%	100%	100%

Fee and commission income

The following table sets forth information regarding our fee and commission income for the fiscal years presented.

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Brokerage services	$333,383	$286,732	$46,651	16%	$318,698	$(31,966)	(10)%
Commission income from payment processing	41,659	6,385	35,274	552%	—	6,385	—%
Bank services	25,180	17,964	7,216	40%	6,727	11,237	167%
Underwriting and market-making services	18,801	11,948	6,853	57%	5,963	5,985	100%
Other fee and commission income	21,310	4,186	17,124	409%	3,823	363	9%
Total fee and commission income	$440,333	$327,215	$113,118	35%	$335,211	$(7,996)	(2)%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the fiscal years presented.

	Year ended March 31,
	2024	2023	2022 (Recasted)
	(as a % of total fee and commission income)
Brokerage services	76%	88%	95%
Commission income from payment processing	9%	2%	—%
Bank services	6%	5%	2%
Underwriting and market-making services	4%	4%	2%
Other fee and commission income	5%	1%	1%
Total fee and commission income	100%	100%	100%

Fee and commission income for the fiscal year ended March 31, 2024, amounted to $440.3 million, reflecting an increase of $113.1 million or 35% compared to $327.2 million in the fiscal year ended March 31, 2023. This increase was driven by multiple factors, including:

•Fee and commission income from brokerage services generated $333.4 million, representing a 16% increase from $286.7 million in fiscal 2023. This growth was primarily due to an increase in number of retail brokerage customers from 370,000 in 2023 to 530,000 in 2024. The increase in the number of customers was attributable in part to the migration of customers from FST Belize to brokerage companies within our group during fiscal 2024. The increase in fee and commission income from brokerage services was offset in part by a decrease in fee and commission income from brokerage services from FST Belize, as our omnibus brokerage arrangement with FST Belize was wound down and customers of FST Belize closed their accounts with FST Belize and opened accounts with brokerage companies within our group.

•Fee and commission income from payment processing increased to $41.7 million in fiscal 2024 from $6.4 million in fiscal 2023 due to the acquisition of Paybox and its subsidiaries in the fourth quarter of fiscal 2023. This acquisition has added new revenue streams.

•Fee and commission income from banking services increased compared to fiscal 2023 by 40% to $25.2 million in fiscal 2024 reflecting increased volume of servicing of payment cards and a higher average turnover of merchants. This growth reflects our expanded banking operations and client acquisition strategies.

•Revenue from underwriting and market-making services increased by 57% to $18.8 million, driven by a higher volume of underwriting transactions and enhanced market positioning in fiscal 2024 as compared to fiscal 2023.

•Other fee and commission income increased by 409% to $21.3 million, largely due to an increase in agency fees generated by our online travel ticket aggregator, which was in turn due to an increase in usage and demand of such services.

Fee and commission income for the fiscal year ended March 31, 2023, amounted to $327.2 million, reflecting a decrease of $8.0 million or 2% compared to $335.2 million in the fiscal year ended March 31, 2022. This decrease was driven by multiple factors, including:

•Brokerage services generated $286.7 million, representing a 10% decrease from $318.7 million in the previous fiscal year. The decline in brokerage services was driven by a decrease in trading volumes and the number of transactions, mainly due to deteriorating stock market conditions and macroeconomic uncertainty. Despite this decrease, we believe it was not indicative of a broader trend but rather a result of high market volatility and geopolitical and economic situations during the period.

•Fee and commission income from banking services increased by $11.2 million to $18.0 million, reflecting growth in payment card servicing and higher average merchant turnover. This growth highlights the successful expansion of our banking operations and effective client acquisition strategies.

•Income from underwriting and market-making services increased by 100% to 11.9 million, driven by higher volumes and size of debt capital market transactions arranged by us and the unique market dynamics resulting from the Covid-19 pandemic.

•Other fee and commission income also increased by 9% to $4.2 million from $3.8 million in the previous fiscal year.

Net gain on trading securities
Net gain on trading securities was $133.9 million for the year ended March 31, 2024, an increase of $62.8 million as compared to $71.1 million for the year ended March 31, 2023. The following table sets forth information regarding our net gains and losses on trading securities for fiscal 2024, and 2023:

	Realized Net Gain/(Loss)	Unrealized Net Gain/(Loss)	Net Gain on Trading Securities
Fiscal 2024	$38,125	$95,729	$133,854
Fiscal 2023	$(36,226)	$107,310	$71,084
Fiscal 2022	$206,239	$(50,987)	$155,252

During the year ended March 31, 2024, we had a realized gain on trading securities of $38.1 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the year ended March 31, 2024. We had an unrealized net gain in the year ended March 31, 2024, due to securities positions we continued to hold at March 31, 2024, having appreciated by $95.7 million. The majority of the unrealized net gain was attributable to appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan, which appreciation was primarily due to a decline in the NBK's base interest rate during the year ended March 31, 2024.
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
Interest income
The following table sets forth information regarding our revenue from interest income for the fiscal years presented:

	Year ended March, 31
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Interest income on trading securities	$426,428	$178,288	$248,140	139%	$78,327	$99,961	128%
Interest income on loans to customers	176,539	43,486	133,053	306%	4,617	38,869	842%
Interest income on margin loans to customers	175,571	34,558	141,013	408%	14,164	20,394	144%
Interest income on available-for-sale securities	32,821	27,003	5,818	22%	22,437	4,566	20%
Interest income on reverse repurchase agreements and amounts due from banks	16,865	9,836	7,029	71%	1,658	8,178	493%
Other interest income	—	1,524	(1,524)	(100)%	406	1,118	275%
Total interest income	$828,224	$294,695	$533,529	181%	$121,609	$173,086	142%

The following table sets out the components of our interest income as a percentage of total interest income, net for the fiscal years presented:

	Year ended March 31,
	2024	2023	2022 (Recasted)
	(as a % of total interest income)
Interest income on trading securities	51.5%	60.5%	64.4%
Interest income on loans to customers	21.3%	14.8%	3.8%
Interest income on margin loans to customers	21.2%	11.7%	11.6%
Interest income on available-for-sale securities	4.0%	9.2%	18.5%
Interest income on reverse repurchase agreements and amounts due from banks	2.0%	3.3%	1.4%
Other interest income	—%	0.5%	0.3%
Total interest income	100%	100%	100%

Interest income for the fiscal year ended March 31, 2024, was $828.2 million, an increase of $533.5 million or 181% compared to $294.7 million for the fiscal year ended March 31, 2023. This increase was primarily attributable to an increase on interest income on trading securities. Interest income on trading securities increased by 139% to $426.4 million, driven by an expanded trading portfolio and a higher proportion of bonds. This reflects a strategic focus on diversifying the investment portfolio and taking advantage of market opportunities where consistent with our investment policies and principles. In addition, there were increases in interest income on loans to customers, margin loans to customers, reverse repurchase agreements and amounts due from banks, and available-for-sale securities. Interest income from loans to customers increased by 306% to $176.5 million, reflecting the significant expansion of Freedom Bank KZ's loan portfolio. Our digital products, client oriented service and competitive interest rates have attracted a broader customer base. Interest income on margin loans to customers increased by 408% to $175.6 million due to higher utilization of margin loans by our clients, particularly by an institutional market maker customer, which became our client in the second half of fiscal 2023. We had an increase of $5.8 million, or 22%, in interest income on available-for-sale securities, primarily due to the expansion of our trading portfolio between the two fiscal years. Our interest income on reverse repurchase agreements increased by $7.0 million, or 71%, from $9.8 million as of March 31, 2023, to $16.9 million as of March 31, 2024.

For the fiscal year ended March 31, 2023 interest income was $294.7 million, representing an increase of $173.1 million, or 142%, compared to the fiscal year ended March 31, 2022. The increase in interest income was primarily attributable to an increase in interest income from trading securities of $100.0 million, or 128%, which was in turn the result of an increase in the total size of our trading portfolio between the two fiscal years and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two fiscal years. We had trading securities of $2.4 billion as at March 31, 2023, as compared to $1.2 billion as at March 31, 2022. In addition, we had an increase of $38.9 million, or 842%, in interest income on loans to customers between the two fiscal years, which was mainly attributable to an increase in the amount of mortgage loans issued and the purchase of uncollateralized bank customer loans from our affiliate FFIN Credit. Our loans to customers increased by $733.8 million, or 794%, from $92.4 million as of March 31, 2022 to $826.3 million as of March 31, 2023. In addition, we had a $20.4 million, or 144%, increase in interest income on margin loans to customers, resulting from a higher usage of margin loans for trades by our clients, including our affiliate FST Belize, between the two fiscal years. Moreover, this increase was caused by the increase in loan volumes and interest rate.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-earning assets for the fiscal years ended March 31, 2024, 2023 and 2022.

	Year ended March 31,
	2024		2023	2022 (Recasted)
	Average balance
Interest-earning assets
Trading securities	$3,381,287	(2)	$1,532,598	$853,541
Loans issued	1,218,935		440,486	29,266
Margin lending, brokerage and other receivables, net	933,797	(1)	406,884	141,948
Available for sale securities, at fair value	221,356	(2)	198,080	153,044
	Average yields

Trading securities	12.6%		11.6%	9.2%
Margin lending, brokerage and other receivables, net	8.2%		7.1%	10.0%
Loans issued	14.5%		9.9%	15.8%
Available- for- sale securities, at fair value	14.8%		13.6%	14.7%
	Interest income

Interest income on trading securities	$426,428		$178,288	$78,327
Interest income on loans to customers	176,539		43,486	4,617
Interest income on margin loans to customers	76,871		28,767	14,164
Interest income on available- for- sale securities	32,821		27,003	22,437
Other interest income	16,865		11,360	2,064
Total interest income	$729,524		$288,904	$121,609
(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of March 31, 2024, 2023 and 2022, the monthly average balance of off-balance sheet arrangements were $822.5 million, $96.5 million and $0, respectively, and the weighted average interest rate was 12%, 6%, and 0%, respectively.

The following table sets forth the effects of changing rates and volumes on interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate), The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on changes due to rate and the changes due to volume.

	Year ended March 31,
	2024 vs 2023
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest income
Interest income on loans to customers	$27,813	$105,240	$133,053
Interest income on margin loans to customers	5,419	42,686	48,105
Interest income on trading securities	16,173	231,967	248,140
Interest income on available-for-sale securities	2,486	3,332	5,818
Other interest income	—	—	5,505
Total interest income	$51,890	$383,226	$440,621

	Year ended March 31,
	2023 vs 2022
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest income
Interest income on loans to customers	$(1,064)	$39,933	$38,869
Interest income on margin loans to customers	(2,702)	17,305	14,603
Interest income on trading securities	25,165	74,796	99,961
Interest income on available-for-sale securities	(1,429)	5,995	4,566
Other interest income	—	—	9,296
Total interest income	$19,971	$138,028	$167,295
Insurance underwriting income

Insurance underwriting income for the fiscal year ended March 31, 2024, was $264.2 million, an increase of $148.8 million or 129% compared to $115.4 million in the previous fiscal year. The increase was mainly attributable to a 110% increase in written insurance premiums to $287.8 million, in fiscal 2024 from $137.3 million in fiscal 2023, which was in turn driven by the expansion of our insurance operations and an increase in the number of active insurance contracts from 681,667 as of March 31, 2023 to 807,173 as of March 31, 2024. This growth reflects our successful efforts in diversifying our insurance product offering and expanding our insurance customer base. In addition, there was a decrease in the negative change in the unearned premium reserve to $3.8 million, or 22%. This adjustment indicates improved underwriting practices and a more favorable risk profile. These positive factors were partially offset by a $5.4 million, or 127%, increase in the negative change in reinsurance premiums ceded.

Insurance underwriting income for the fiscal year ended March 31, 2023, was $115.4 million, an increase of $42.4 million or 58% compared to $73.0 million for the fiscal year ended March 31, 2022. The increase was mainly attributable to a 78% increase in written insurance premiums to $137.3 million in fiscal 2023 from $77.1 million in fiscal 2022, which was in turn driven by the expansion of our insurance operations, including an increase in the number of active insurance contracts from 558,530 as of March 31, 2022 to 681,667 as of March 31, 2023. This growth reflects our successful efforts in diversifying our insurance product offerings and expanding our customer base. In addition, there was an increase in the negative change in reinsurance premiums ceded to $3.8 million, or 905% due to expansion of our insurance operations generally, which is reflected by increase in number of active contracts and acquisition of London-Almaty. The foregoing positive factors were partially offset by an increase in the negative change in unearned premium reserve to $17.7 million in fiscal 2023, from $3.7 million in fiscal 2022.
The following table sets out information on our insurance underwriting income for the fiscal years presented.

	Year ended March, 31
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Written insurance premiums	$287,773	$137,346	$150,427	110%	$77,131	$60,215	78%
Reinsurance premiums ceded	(9,647)	(4,252)	(5,395)	127%	(423)	(3,829)	905%
Change in unearned premium reserve, net	(13,908)	(17,723)	3,815	(22)%	(3,727)	(13,996)	376%
Insurance underwriting income	$264,218	$115,371	$148,847	129%	$72,981	$42,390	58%
Net gain on foreign exchange operations
For the fiscal year ended March 31, 2024, we realized a net gain on foreign exchange operations of $72.2 million compared to a net gain of $52.2 million for the fiscal year ended March 31, 2023. The change was driven by our subsidiary Freedom Bank KZ in the fiscal year ended March 31, 2024 from the purchase and sale of foreign currency in the amount of $22.2 million, as the volume of currency transactions conducted by such subsidiary increased by 248% in the fiscal year ended March 31, 2024 as compared to the fiscal year ended March 31, 2023.
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

Net loss on derivatives

For the fiscal year ended March 31, 2024, we had a net loss on derivatives of $103.8 million compared to a net loss of $64.8 million for the fiscal year ended March 31, 2023. Our subsidiary, Freedom Bank KZ, started engaging in currency swaps in fiscal 2023 to diversify its funding sources. As a result of the negative revaluation of those swaps and an increased volume of swaps in fiscal 2024, we realized a loss of $98.8 million for the fiscal year ended March 31, 2024.
For the fiscal year ended March 31, 2023, we realized a net loss on derivatives of $64.8 million compared to a realized net gain of $0.9 million for the fiscal year ended March 31, 2022. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which realized net loss of $65.3 million for the fiscal year ended March 31, 2023 in connection with currency swaps entered into to diversify its funding sources.

Expense
The following table sets forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Fee and commission expense	$154,351	$65,660	$88,691	135%	$85,909	$(20,249)	(24)%
Interest expense	501,111	208,947	292,164	140%	76,947	132,000	172%
Insurance claims incurred, net of reinsurance	139,561	77,329	62,232	80%	54,447	22,882	42%
Payroll and bonuses	181,023	81,819	99,204	121%	46,288	35,531	77%
Professional services	34,238	17,006	17,232	101%	12,682	4,324	34%
Stock compensation expense	22,719	9,293	13,426	144%	7,859	1,434	18%
Advertising expense	38,327	14,059	24,268	173%	11,916	2,143	18%
General and administrative expense	120,888	59,971	60,917	102%	23,533	36,438	155%
Allowance for expected credit losses	21,225	29,119	(7,894)	(27)%	2,502	26,617	1,064%
Other (income)/expense, net	(13,734)	(3,448)	(10,286)	298%	4,014	(7,462)	(186)%
Total expense	$1,199,709	$559,755	$639,954	114%	$326,097	$233,658	72%

The following table sets out the components of our expense as a percentage of total expense for the fiscal years presented.

	Year ended March 31,
	2024	2023	2022 (Recasted)
Fee and commission expense	12%	12%	26%
Interest expense	42%	37%	24%
Insurance claims incurred, net of reinsurance	12%	14%	17%
Payroll and bonuses	15%	15%	14%
Professional services	3%	3%	4%
Stock compensation expense	2%	2%	2%
Advertising expense	3%	2%	4%
General and administrative expense	10%	11%	7%
Allowance for expected credit losses	2%	5%	1%
Other (income)/expense, net	(1)%	(1)%	1%
Total expense	100%	100%	100%

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Agency fees expense	$103,020	$23,518	$79,502	338%	$12,378	$11,140	90%
Bank services	18,121	11,645	6,476	56%	7,826	3,819	49%
Brokerage services	16,587	26,148	(9,561)	(37)%	60,352	(34,204)	(57)%
Exchange services	3,302	2,631	671	26%	1,669	962	58%
Central Depository services	446	364	82	23%	329	35	11%
Other commission expenses	12,875	1,354	11,521	851%	3,355	(2,001)	(60)%
Total fee and commission expense	$154,351	$65,660	$88,691	135%	$85,909	$(20,249)	(24)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Year ended March 31,
	2024	2023	2022 (Recasted)
	(as a % of total fee and commission expense)
Agency fees expense	67%	36%	14%
Bank services	12%	17%	10%
Brokerage services	11%	40%	70%
Exchange services	2%	4%	2%
Central Depository services	—%	1%	—%
Other commission expenses	8%	2%	4%
Total fee and commission expense	100%	100%	100%
Fee and commission expense increased by $88.7 million, or 135% in fiscal 2024, as compared to fiscal 2023. The increase was mainly attributable to an increase of agency fees expense of $79.5 million in fiscal 2024 as compared to fiscal 2023. The increase was mainly due to an increase of insurance product sales by Freedom Finance Life, which are outsourced to outside agents. The increase was partially offset by a decrease in fee and commission expense from brokerage services by $9.6 million or 37%, which is the net result of the effect of a decrease in pricing levels as a result of our change to a new prime broker in Europe during fiscal 2023, as a result of which, for part of fiscal 2023 prior to such change, we had a different composition of order flow transactions, which were charged at higher rates than we paid in fiscal 2024. Such decrease was partially offset by an increase in the volume of transactions between the two periods. There was also an increase in other commission expense by $11.5 million.
Fee and commission expense decreased by $20.2 million, or 24%, for fiscal 2023 as compared to fiscal 2022. There were increases in fee and commission expense from bank services of $3.8 million and agency fees expenses of $11.1 million, which were offset by a decrease in brokerage commissions expense by $34.2 million due to our change to a new prime broker in Europe during fiscal 2023, as a result of which, for part of fiscal 2023, we had a different composition of order flow transactions, which were charged at lower rates than we paid in fiscal 2022. The decrease in brokerage commissions expense was also attributable to a decrease in the volume of transactions executed by our brokerage customers between the two fiscal years. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Interest expense
For fiscal 2024, we had a $292.2 million, or 140%, increase in interest expense as compared to fiscal 2023. The increase in interest expense was primarily attributable to a $244.1 million, or 154%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $30.4 million, or 75%, increase in interest expense on customer deposits. Compared to the fiscal year ended March 31,

2023, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two fiscal years.
For fiscal 2023, we had a $132.0 million, or 172%, increase in interest expense as compared to fiscal 2022. The increase in interest expense was primarily attributable to a $100.4 million, or 172%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing we conducted in fiscal 2023.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the fiscal years ended March 31, 2024, 2023 and 2022.

	Year ended March 31,
	2024	2023	2022 (Recasted)
	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,590,599	$1,182,110	$537,303
Customer liabilities [1]	1,070,098	433,450	101,307
Debt securities issued	131,047	50,065	25,908
	Average rates

Securities repurchase agreement obligations	15.54%	13.42%	10.84%
Customer liabilities [1]	6.61%	9.31%	16.13%
Debt securities issued	7.90%	6.16%	7.03%
	Interest expense
Interest expense on securities repurchase agreement obligations	$402,665	$158,595	$58,229
Interest expense on customer accounts and deposits	70,778	40,335	16,336
Interest expense on debt securities issued	10,356	3,085	1,822
Other interest expense	17,312	6,932	560
Total interest expense	$501,111	$208,947	$76,947
(1) Average balance, average rates, and interest expense relates to interest-bearing deposits.
The following table sets forth the effects of changing rates and volumes on interest. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate), The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on changes due to rate and the changes due to volume.

	Year ended March 31,
	2024 vs 2023
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$28,662	$215,408	$244,070
Interest expense on customer accounts and deposits	(7,465)	37,908	30,443
Interest expense on debt securities issued	1,081	6,190	7,271
Other interest expense			10,380
Total	$22,278	$259,506	$292,164

	Year ended March 31,
	2023 vs 2022
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$16,609	$83,757	$100,366
Interest expense on customer accounts and deposits	(3,554)	27,553	23,999
Interest expense on debt securities issued	(193)	1,456	1,263
Other interest expense			6,372
Total interest expense	$12,862	$112,766	$132,000
Insurance claims incurred, net of reinsurance

For fiscal 2024, we had a $62.4 million, or 81%, increase in insurance claims incurred, net of reinsurance, as compared to the fiscal year ended March 31, 2023. The increase was primarily attributable to a $58.4 million or 221% increase in expenses for insurance reserve, which correlates with the increase in premiums received for the period, and a $1.4 million, or 7% increase in claims paid as compared to the fiscal year ended March 31, 2023. The increases were offset in part by a $0.6 million, or 150%, decrease in in claims paid, reinsurers share between the two fiscal years.

For fiscal 2023, we had a $22.9 million, or 42%, increase in insurance claims incurred, net of reinsurance, as compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to a $17.2 million or 128%, increase in other insurance expenses, which are mainly represented by redemption amounts under the pension annuity upon termination of the contract, a $9.3 million, or 82%, increase in expenses for claims for the year ended March 31, 2023, and a $0.6 million, or 59% increase in claims paid, reinsurers share as compared to the year ended March 31, 2022, in each case due to the expansion of our insurance operations between the two periods. The increases were offset in part by a $4.2 million, or 14%, decrease in expenses for insurance reserve between the two fiscal years.

Payroll and bonuses

In fiscal 2024, we had payroll and bonuses expense of $181.0 million, representing an increase of $99.2 million or 121% compared to $81.8 million in fiscal 2023. The increase was attributable to the expansion of our operations generally and in particular the expansion of our workforce through hiring and acquisitions.

In fiscal 2023, we had payroll and bonuses expense of $81.8 million, representing an increase of $35.5 million or 77% compared to payroll and bonuses expense of $46.3 million in fiscal 2022. The increase was attributable to the expansion of our operations generally and in particular the expansion of our workforce through hiring and acquisitions.

Professional services

For fiscal 2024, our professional services expense was $34.2 million, representing an increase of $17.2 million or 101% compared to $17.0 million for fiscal 2023. The increase was attributable to an increase in audit services expense due to the accruals for the annual external audit in respect of fiscal 2024. There was also an increase in expenses for legal and consulting services due to an increase in the use of such services in connection with the acquisition of new companies, regulatory matters and the general development and expansion of our business and operations.

For fiscal 2023, our professional services expense was $17.0 million, representing an increase by $4.3 million or 34% compared to $12.7 million for fiscal 2022. The increase was mainly attributable to increased expenses for consulting services provided in connection with the acquisition of new companies and the general development and expansion of our business and operations.

Stock compensation expense

In fiscal 2024, our stock compensation expense was $22.7 million, representing an increase of $13.4 million or 144% compared to stock compensation expense of $9.3 million for fiscal 2023. The increase is attributable to new stock grants the majority of which vested on the date of their issuance during fiscal 2024.

In fiscal 2023, our stock compensation expense was $9.3 million, representing an increase of $1.4 million or 18% compared to stock compensation expense of $7.9 million for fiscal 2022. The increase is attributable to the relocation of multiple employees of our former Russian subsidiaries to our Kazakhstan subsidiaries during fiscal 2023. These employees held an aggregate of 195,000 shares, which contributed to the increase in stock compensation expense.

Advertising expense

Advertising expense for fiscal 2024, was $38.3 million, representing an increase of $24.3 million or 173% compared to $14.1 million for fiscal 2023. There was an increase of $13.7 million from Freedom EU, which is mostly attributable to increase in influencers and affiliates advertising, brand promotions on social networks and marketing sponsorships. During fiscal 2024, Freedom EU spent approximately $1.0 million on sponsorships of events such as the Celebrity Gala Ballet, the Freedom24 Influence Festival and the European Sailing Championship. There was also an increase in advertising expense by $3.4 million, related to advertising and marketing related expenses of our Aviata subsidiary, which was acquired in fiscal 2024. Additionally, there was an increase in marketing expenses from Freedom Bank KZ in the amount of $1.6 million related to loan products, such as the Digital Car Loan and the Loan for Small and Middle-sized Business. There was also an increase of $1.0 million of advertising expense from FRHC due to video advertising and branded posters for sponsored events. There was also an increase in advertising expense from Freedom Global by $1.0 million due to the increased expenditure on digital marketing.

Advertising expense for fiscal 2023 was $14.1 million, representing an increase of $2.1 million or 18% compared to advertising expense of $11.9 million for fiscal 2022. The primary reason for this increase was increased advertising expenditure of Bank KZ, which was primarily attributable to the introduction of new loan products such as the digital mortgage and digital car loan products. Additionally, the implementation of the “7-20-25” state mortgage program led to increased expense on advertising campaigns.

General and administrative expense

General and administrative expenses for the fiscal year 2024, were $120.9 million, representing an increase of $60.9 million or 102% compared to $60.0 million for the fiscal 2023. This increase is attributable to the general expansion and development of our business between the two fiscal years. The main factors were contributing to the increase were increases in other operating expenses, depreciation and amortization expenses, charity and sponsorship, software support, taxes other than income tax, lease depreciation expenses, business travel, IT services, communications services, rent and inventory write-off. Other operating expenses increased by $10.0 million, primarily attributable to increased banking and overhead costs from Freedom Bank KZ and the organization of major events such as the Qara Forum, Freedom Ballet, and participation in the Digital Bridge forum. These activities highlight our efforts to strengthen our market position and enhance brand visibility through high-profile events and initiatives. Depreciation and amortization expenses increased by $9.5 million, driven by the addition of new subsidiaries during fiscal 2024 and the overall growth of our operations. The integration of these subsidiaries required substantial investments in new technology and infrastructure, leading to higher depreciation and amortization costs. Charity and sponsorship expenses increased by $8.0 million due to contributions made to several organizations through our subsidiaries, including the Kazakhstan Chess Federation, International Chess Federation, Unique Media, Ukraine for humanitarian aid, Republican Scientific and Practical Center "Daryn," and "Paryz" Aktobe Public Fund. Software support expenses increased by $6.7 million, mainly due to the general growth of our operations and personnel. Taxes, other than income tax, increased by $6.2 million, mainly due to our general growth, including the addition of new subsidiaries. The expansion of our business operations resulted in higher tax liabilities, reflecting our broader market presence and increased operational scale. Lease depreciation expenses increased by $4.9 million, attributable to our overall growth and the need for more office space. The expansion of our workforce and the establishment of new offices required additional leasing, leading to higher depreciation costs. Business travel expenses increased by $3.8 million, reflecting more frequent business travel during fiscal 2024 as a result of the growth of our operations in Kazakhstan and other regions and our expanded geographic footprint.

General and administrative expense for fiscal 2023 amounted to $60.0 million, representing an increase of $36.4 million or 155% compared to general and administrative expense of $23.5 million for fiscal 2022. The main factors contributing to the increase were increases in fines and penalties, charity and sponsorship, other operating expenses, software support, communications services and depreciation and amortization. Fines and penalties increased by $2.8 million in fines and penalties primarily due to penalties imposed one of our non-U.S. subsidiaries by a local regulator for regulatory noncompliance. Charity and sponsorship increased by $12.9 million due to humanitarian aid we provided to a Ukraine-based charitable fund in connection with the Russia-Ukraine conflict. Other operating expenses increased by $3.6 million driven by our general organic growth. Software support increased by $2.4 million due to the expansion of our software infrastructure and the implementation of systems to support our operations. Communication services expenses increased by a $2.6 million due to the implementation of SMS-informing services for banking operations by Freedom Bank KZ.
Allowance for credit losses
We recognized allowance for credit losses in the amount of $21.2 million for fiscal 2024, as compared to provisions for credit losses of $29.1 million for fiscal 2023. The decrease was primarily attributable to the fact that in fiscal 2023 we accrued a one-off provision expense for restricted brokerage customers' cash, cash and cash equivalents and loans issued which was held with a Ukrainian bank due to the Russia-Ukraine conflict. The decrease was partially offset by an increase in allowance for credit losses for loans issued, due to the adoption of ASC 326 starting from April 1, 2023 and the growth of the loan portfolio of Freedom Bank KZ, as the majority of provisions is accrued on loan products.
For fiscal 2023, we recognized an allowance for credit losses in the amount of $29.1 million, compared to an allowance for credit losses of $2.5 million for fiscal 2022. The increase was primarily attributable to the growth of the loan portfolio of Freedom Bank KZ, as the majority of allowances are accrued on loan products. Additionally, in fiscal 2023, we accrued a one-off provision expense for restricted brokerage customers' cash, cash equivalents, and loans issued, which were held with a Ukrainian bank due to the Russia-Ukraine conflict.
Other (income)/expense, net
For the fiscal year ended March 31, 2024, we had other income, net of $13.7 million, an increase of $10.3 million or 298% compared to other income, net of $3.4 million in fiscal 2023. The increase in other income was attributable to dividends received on shares in our trading portfolio amounting to $2.9 million, income from the sale of educational materials in the amount of $1.4 million, income from the revaluation of previously held interest in Arbuz in the amount of $1.0 million and related products, a net realized gain of $0.7 million on available-for-sale securities and increases in several other types of other income.
For the fiscal year ended March 31, 2023, we had other expense, net of $3.4 million, representing a decrease of $7.5 million or 186% compared to other income, net of $4.0 million in fiscal 2022. This decrease was primarily driven by a net realized loss on the revaluation of available-for-sale securities in the amount of $5.4 million in fiscal 2024, which was in turn due to the adverse impact of heightened market volatility and a global economic slowdown, which led to a negative revaluation of our securities portfolio, reflecting the challenging market conditions during such fiscal year.
Income tax expense
We had net income before income tax of $435.4 million, $235.9 million and $363.7 million in fiscal 2024, 2023, and 2022 respectively. Our effective tax rate for fiscal 2024 decreased to 13.9%, from 18.1% during fiscal 2023 as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Despite the increase in our net income before income tax by $199.4 million, as a result of the decrease in our effective tax rate, our income tax expense decreased by $17.6 million for fiscal 2024.
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
Net income
As a result of the foregoing factors, for fiscal 2024 we had net income of $375.0 million as compared to $205.6 million for fiscal 2023, an increase of 82%, and for fiscal 2023 we had net income of $205.6 million as compared to $220.9 million for fiscal 2022, a decrease of 7%.
Non-controlling interest
As of March 31, 2024, FRHC held a 94.7% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.3% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Consolidated Balance Sheets, Consolidated Statements of Operations and Statements of Other Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows.
Prior to April 1, 2023, the Company reflected the ownership interest of Askar Tashtitov, FRHC's President, in Freedom UA as a non-controlling interest in its Consolidated Balance Sheets, Consolidated Statements of Operations and Statements of Other Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. Given the ongoing uncertainty regarding the status of Freedom UA, our management determined that starting from April 1, 2023 the Company does not maintain effective control over Freedom UA and it is no longer consolidated in the Company's financial statements. Accordingly, as of March 31, 2024 there are no non-controlling interests in relation to Freedom UA.
Net loss attributable to non-controlling interest was $0.6 million for fiscal 2024, as compared to net income of $0.4 million for fiscal 2023, and net loss of $6.6 million for fiscal 2022.
Foreign currency translation adjustments, net of tax
Due to a 1.1% appreciation of the Kazakhstan tenge against the U.S. dollar during the year ended March 31, 2024, we realized a foreign currency translation gain of $12.1 million for the year ended March 31, 2024, as compared to a foreign currency translation gain of $5.2 million for the year ended March 31, 2023.
Due to the appreciation of the Russian ruble by 5% against the U.S. dollar and appreciation of the Kazakhstan tenge by 4.4% against the U.S. dollar at March 31, 2023 as compared to March 31, 2022, we realized a foreign currency translation loss of $5.2 million for fiscal year 2023, as compared to a foreign currency translation loss of $20.6 million for fiscal year 2022.

Business Segment Operations

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Brokerage	$616,951	$384,576	$232,375	60%	$395,562	$(10,986)	(3)%
Banking	614,660	245,105	369,555	151%	84,346	160,759	191%
Insurance	340,998	170,723	170,275	100%	105,238	65,485	62%
Other	62,471	(4,711)	67,182	(1426)%	104,644	(109,355)	(105)%
Total revenue, net	$1,635,080	$795,693	$839,387	105%	$689,790	$105,903	15%

During fiscal 2024, total revenue, net increased across each of our business segments compared to fiscal 2023. In fiscal 2023, total revenue, net increased in the Banking and Insurance segments but decreased in the Brokerage and Other segments compared to fiscal 2022. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. This method offers a thorough perspective on the financial performance and operational characteristics of each segment. By incorporating all subsidiaries and their activities into the respective segments, we ensure that the reporting accurately represents the full financial status and performance of each business area. Below is a detailed analysis of these changes:
We generate revenue from these products and services in several ways, including:

Brokerage Segment

•In fiscal 2024, the Brokerage segment saw a significant increase in total revenue, net, primarily driven by higher interest income. This was largely due to an increase in interest accrued on securities held in our trading portfolio and on margin loans to customers. Fee and commission income also increased, primarily due to a general increase in brokerage activity between the two periods. Additionally, there was an increase in net gain on trading securities, reflecting the growth of the trading portfolio within the Brokerage segment. However, these revenue gains were partially offset by a net loss on derivatives and a net loss on foreign exchange operations.

•In fiscal 2023, total revenue, net in the Brokerage segment decrease was primarily due to a reduction in fee and commission income, driven by a decrease in the number of active brokerage clients and a decline in the volume of transactions per client. Additionally, there was a decrease in net gain on trading securities, resulting from relatively lower trading activity and the revaluation of the trading portfolio. These decreases were partially offset by an increase in interest income due to the growth of margin lending balances.

Banking Segment

•In fiscal 2024, total revenue, net in the Banking segment increase was mainly attributable to higher interest income from trading securities and loans to customers. An increase in net gain on trading securities, due to the growth of the trading portfolio within this segment, also contributed to the revenue increase. However, these gains were partially offset by a net loss on derivatives.

•In fiscal 2023, total revenue, net in the Banking segment increase was primarily driven by higher interest income from trading securities and loans to customers. Additionally, there was an increase in net gain on foreign exchange operations due to higher foreign exchange dealing operations. The growth in net gain on trading securities, resulting from the expansion of the trading portfolio, also contributed to the increase. These gains were partially offset by a decrease in net gain on derivatives.

Insurance Segment

•In fiscal 2024, total revenue, net in the Insurance segment increase was mainly due to an increase in insurance underwriting income, reflecting the overall growth of our insurance operations.

•In fiscal 2023, total revenue, net in the Insurance segment increase was primarily due to an increase in insurance underwriting income, driven by the expansion of our insurance operations.

Other Segment

•In fiscal 2024, total revenue, net in the Other segment increase was mainly due to an increase in fee and commission income from payment processing at Paybox and its subsidiaries, which were acquired in the fourth quarter of fiscal 2023.

•In fiscal 2023, total revenue, net in the Other segment decrease was primarily driven by a trading gain in fiscal 2022 following our acquisition of an equity interest in the SPB Exchange at the end of fiscal 2021. During fiscal 2023, the value of our equity interest in the SPB Exchange decreased and was subsequently liquidated by the end of the fiscal year, resulting in a net loss on trading securities in the Other segment.

The total expenses associated with our segments are summarized in the following table:

	Year ended March 31,
	2024	2023	Amount Change	% Change	2022 (Recasted)	Amount Change	% Change
Brokerage	$268,037	$182,401	$85,636	47%	$142,448	$39,953	28%
Banking	487,930	187,842	300,088	160%	66,605	121,237	182%
Insurance	298,525	136,176	162,349	119%	95,555	40,621	43%
Other	145,217	53,336	91,881	172%	21,489	31,847	148%
Total expense, net	$1,199,709	$559,755	$639,954	114%	$326,097	$233,658	72%

For fiscal 2024, total expenses, net increased across each of our business segments compared to fiscal 2023. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. This method offers a thorough perspective on the financial performance and operational characteristics of each segment. By incorporating all subsidiaries and their activities into the respective segments, we ensure that the reporting accurately represents the full financial status and performance of each business area. Below is a detailed analysis of these changes:

Brokerage Segment

•In fiscal 2024, total expenses, net in our Brokerage segment increase was primarily driven by an increase in interest expense, mainly due to interest paid on securities repurchase agreements. Additionally, there was an increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Advertising expenses also increased as we intensified our marketing efforts to expand our client base. General and administrative expenses rose due to the overall growth of our operations. However, these increases were partially offset by a decrease in provision for impairment and fee and commission expenses.

•In fiscal 2023, total expenses, net in our Brokerage segment increase was mainly attributable to higher interest expenses, driven by interest paid to clients on positive cash balances in their brokerage accounts. Additionally, there was an increase in general and administrative expenses, provision for impairment losses, and payroll and bonuses. These increases were partially offset by a decrease in fee and commission expenses.

Banking Segment

•In fiscal 2024, total expenses, net in our Banking segment increase was primarily due to a $199.7 million increase in interest expense on securities repurchase agreements within this segment, and a $37.8 million increase in interest expense on customer deposits. Additionally, payroll and bonuses increased by $27.2 million, reflecting the growth of Freedom Bank KZ's operations. General and administrative expenses rose by $17.1 million, further contributing to the overall increase.

•In fiscal 2023, total expenses, net in our Banking segment increase was driven by higher interest expenses on securities repurchase agreements and customer deposits. Additionally, there was a increase in payroll and bonuses, as well as general and administrative expenses, reflecting the overall growth of the bank's operations.

Insurance Segment

•In fiscal 2024, total expenses, net in our Insurance segment increase was mainly due to higher fee and commission expenses, particularly agency fees, attributable to the overall growth of our insurance operations. Interest expenses also increased, primarily from securities repurchase agreements executed within this segment.

•In fiscal 2023, total expenses, net in our Insurance segment increase was primarily driven by an increase in fee and commission expenses, particularly agency fees, and insurance claims incurred, net of reinsurance. Interest expenses and payroll and bonuses also increased between the two fiscal years.

Other Segment

•In fiscal 2024, total expenses, net in our Other segment increase was driven by higher general and administrative expenses, payroll and bonuses, and professional services and advertising expenses related to FRHC and Paybox. There was also an increase in fee and commission expenses due to the overall growth in the provision of acquiring and payment services, as well as online aggregators for buying air and railway tickets.

•In fiscal 2023, total expenses, net in our Other segment increase was primarily due to higher interest expenses accrued from a direct repurchase agreement in the amount of $12.8 million entered into by FRHC. Additionally, there was an increase in operating expenses amounting to $3.4 million which is attributable to Freedom Finance Technologies due to the overall growth of its IT development.

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
We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other asset positions are stated at fair value and should generally be readily marketable in most market conditions. The following sets out certain information regarding our assets as of the dates presented:

	As of March 31,
	2024	2023

Cash and cash equivalents(1)	$545,084	$581,417
Trading securities	$3,688,620	$2,412,556
Total assets	$8,301,930	$5,084,558
Net liquid assets(2)	$3,137,383	$1,852,886
(1)Of the $545.1 million in cash and cash equivalents we held at March 31, 2024, $135.0 million, or approximately 25%, were subject to reverse repurchase agreements. By comparison, at March 31, 2023, we had cash and cash equivalents of $581.4 million, of which $29.8 million, or 5%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. It includes liquid assets possessed after deducting securities repurchase agreement obligations.
As at March 31, 2024 and 2023, we had total liabilities of $7.1 billion and $4.3 billion, respectively, including customer liabilities of $2.3 billion and $1.9 billion, respectively.
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

	Year ended March 31,
	2024	2023	2022

Net cash used in operating activities	$(1,064,362)	$(951,683)	$(406,365)
Net cash used in investing activities	(638,222)	(1,463,244)	(146,323)
Net cash from financing activities	1,674,572	2,133,381	618,528
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	8,788	78,191	(54,420)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(19,224)	$(203,355)	$11,420
Net Cash Used In Operating Activities
Net cash used in operating activities during fiscal 2024 was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for credit losses). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Year ended March 31,
	2024		2023	2022

Increases in trading securities	$(1,048,205)	(1)	$(1,019,191)	(608,622)
Increases/(decreases) in brokerage customer liabilities	$112,258	(2)	$105,942	(23,167)
(Increases)/decreases in margin lending, brokerage and other receivables	$(1,272,652)	(3)	$(253,301)	(103,756)
Increases in margin lending and trade payables	$734,605	(4)	163,763	26,062
(1)Resulted from an increase in the amount of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from an increase in volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
Net cash used in operating activities increased to $1.1 billion for fiscal 2024 from $951.7 million for fiscal 2023. Net cash used in operating activities in each of fiscal 2024 and fiscal 2023 was attributable to net cash outflows from increases in trading securities and increases in margin lending, brokerage and other receivables, which increases were offset in part primarily by an increase margin lending and trade payables. The increase in net cash used in operating activities in fiscal 2024 as compared to fiscal 2023 was mainly attributable to an increase in margin lending, brokerage and other receivables, which was due to increase in the usage of margin loans for trades by our clients. This increase was offset in part by an increase in increase in margin lending and trade payables.
Net Cash Used In Investing Activities
During fiscal 2024, net cash used in investing activities was $638.2 million compared to net cash used in investing activities of $1.5 billion during fiscal 2023 ($629.7 million of which relates to discontinued operations), and net cash used in investing activities of $146.3 million during fiscal 2022 ($4.4 million of which relates to discontinued operations). Net cash flow used in investing activities from discontinued operations in the amount of $629.7 million during fiscal 2023 mostly relates to cash, cash equivalents and restricted cash disposed of in connection with the divestiture of our Russian subsidiaries. Net cash used in investing activities from continuing operations during fiscal 2024 decreased in comparison with net cash used in investing activities from continuing operations during fiscal 2023 mainly due to a larger amount of payments made for acquisition of new companies during fiscal 2023 and a decrease in funds used for the issuance of new loans to customers during fiscal 2024.
During fiscal 2024, cash used in investing activities included cash used for the issuance of loans, net of repayment by customers, in the amount of $569.2 million, consideration paid for the acquisitions of Aviata, Arbuz, Ticketon, Internet Tourism and DItel in the aggregate amount of $34.5 million and cash used for the purchase of fixed assets in the amount of $43.8 million. Cash used in investing activities in fiscal 2024 was partially offset by the proceeds received from the sale of available for sale securities, net of purchase, in the amount of $30.4 million, and cash and cash equivalents received as part of the acquisitions of Aviata, Internet Tourism, Arbuz, ReKassa and DItel in the amount of $2.5 million.
Net Cash From Financing Activities
Net cash from financing activities decreased in fiscal 2024 as compared to fiscal 2023 mainly due to a decrease in funds received from customer deposits and a decrease in funds received under the state program "7-20-25" due to a decrease in mortgage loans issued under the program. These decrease were partially offset by an increase in proceeds from issuance of debt securities due the our issuance of debt securities in December 2023 and proceeds from securities repurchase agreement obligations due to an increase in the size of our trading portfolio, the securities in which are used as collateral under securities repurchase agreements.
Net cash from financing activities for fiscal 2024, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $1,191.2 million, bank customer deposits received in the amount of $217.6 million due to the growth of banking activity, mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $60.2 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of $206.3 million and proceeds from loans received of $2.5 million. These cash inflows were offset in part by a cash outflow for the purchase of a non-controlling interest in Arbuz in the amount of $3.2 million.
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
On November 27, 2023, our Board of Directors approved a strategic plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Execution of the new plan is expected to require significant capital expenditure, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining frequency licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including vendor financing, including the proceeds of a $200 million U.S. dollar domestic bond placement on the AIX that we completed on December 19, 2023. For further information, see "Indebtedness - Long-term" below.

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
We did not declare or pay a cash dividend on our common stock during fiscal 2024. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
Indebtedness
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of March 31, 2024, $2.8 billion, or 75% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1.5 billion, or 63% as of March 31, 2023. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 13 "Securities Repurchase Agreement Obligations" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Long-term
On October 21, 2021, our subsidiary Freedom Finance Special Purpose Company LTD ("Freedom SPC") issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount up to $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds are guaranteed by FRHC and are listed on the AIX. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%.
As of March 31, 2024, there was an aggregate of $64.5 million and $200.4 million in principal amount of Freedom SPC Bonds due 2026 and Freedom SPC bonds due 2028, respectively, outstanding. The aggregate accrued interest as of March 31, 2024 for both the Freedom SPC bonds due 2026 and the Freedom SPC bonds due 2028 was $2.3 million.
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
At March 31, 2024, these minimum net capital and capital adequacy requirements for each company ranged from approximately $0.2 million to $196.6 million and fluctuate depending on various factors. At March 31, 2024, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $245.9 million. Each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at March 31, 2024.
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
Allowance for credit losses
The Company has recently adopted a new accounting standard, ASC 326 - Current Expected Credit Losses (CECL), effective April 1, 2023. This standard has introduced significant changes to how we estimate and recognize credit losses for our financial assets. Management estimates and recognizes the CECL as an allowance for lifetime expected credit losses for loans issued. This is different compared to the previous practice of recognizing allowances based on probable incurred losses.
Under CECL, the allowance for credit losses (ACL) primarily consists of two components:
Collective CECL Component: This component is used for estimating expected credit losses for pools of loans that share common risk characteristics.
Individual CECL Component: This component is applied to loans that do not share common risk characteristics and require individual assessment.
The ACL is a valuation account that is subtracted from the amortized cost of total loans and available-for-sale securities to reflect the net amount expected to be collected. Our methodology for establishing the allowance for loan losses is based on a comprehensive assessment that considers relevant and available information from internal and external sources. This assessment takes into account past events, including historical trends in loan delinquencies and charge-offs, current economic conditions, and reasonable and supportable forecasts. Our processes and accounting policies for the CECL methodology are further described in Note 2 Summary of Significant Accounting Policies to the consolidated financial statements included in this annual report on Form 10-K.
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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements contained in Part II Item 8 of our annual report. As of March 31, 2024, the Company had goodwill of $52.6 million.
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
We recognize deferred tax liabilities and assets based on the difference between the Consolidated Balance Sheet and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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
Consolidation of FST Belize
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
FST Belize is a corporation and Mr. Turlov is the sole owner of FST Belize, holding 100% of the ownership interest in it. There are no other shareholders or parties with participating rights or the ability to remove Mr. Turlov from his ownership position. Mr.Turlov has the ability to make all decisions in respect of FST Belize. FRHC's management has also assessed the relationship between FRHC (through its subsidiary Freedom EU) and FST Belize. Other than the tariff rates stipulated in the Variation Agreement dated February 25, 2020 entered into between Freedom EU and FST Belize, including the General Terms and Conditions of Business, which sets out the specific terms and conditions of the relationship between Freedom EU and FST Belize, there are no other contractual agreements or other implicit arrangements between the two parties that provide FRHC the power to control the operations of FST Belize. The most recent VIE analysis was performed on December 2022 as a result of a change in certain contractual arrangements with FST Belize. Since such analysis was performed, there were no material changes to the contractual agreements or other implicit arrangements that affected the VIE analysis, and our omnibus brokerage relationship with FST Belize had been terminated as of March 31, 2024.
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
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in interest rates in Kazakhstan. Changes in interest rates in Kazakhstan may have significant effect on the fair value of securities on our balance sheet.
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer with the exception of government and quasi-government entities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2024 and 2023 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $128.9 million and $80.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $138.3 million and $87.0 million incremental increase in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Austria, Bulgaria, Belgium, Italy, Netherlands, the United States, Turkey, Armenia, Azerbaijan, and the United Arab Emirates. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
As mentioned before, our main market is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which can lose up to 17% quarterly (during COVID-19 outbreak) of its value relative to the U.S. dollar.

Based on an analysis of our March 31, 2024 and 2023 (not including assets held for sale) balance sheets we estimate that the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies would have resulted in an increase of income before income tax in the amount of $121.5 million and decrease of $88.7 million, respectively.
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
As of March 31, 2024, and 2023, our exposure to equity investments at fair value was $126.1 million and $65.7 million, respectively. Based on an analysis of the March 31, 2024 and 2023 (not including assets held for sale) balance sheets we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $12.6 million and $6.6 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are exposed to credit risk through our products and assets, such as loans issued, marginal lending, derivatives, debt securities, reverse repurchase agreements, and trading account assets.
The table below presents the current credit ratings of issuers of securities in our proprietary portfolio as of March 31, 2024 and 2023:

	March 31, 2024
	>BB	<BB	Not rated	Total

Non-U.S. sovereign debt	$2,399,328	$9,258	$540	$2,409,126
Corporate debt	988,374	99,627	20,869	1,108,870
Corporate equity	88,787	855	36,461	126,103
U.S. sovereign debt	43,173	—	—	43,173
Exchange traded notes	57	—	1,291	1,348

Total	$3,519,719	$109,740	$59,161	$3,688,620

	March 31, 2023
	>BB	<BB	Not rated	Total

Corporate debt	$1,167,769	$92,279	$9,831	$1,269,879
Non-U.S. sovereign debt	1,018,255	11,216	386	1,029,857
Corporate equity	58,511	503	6,727	65,741
U.S. sovereign debt	45,022	—	—	45,022
Exchange traded notes	—	—	2,057	2,057

Total	$2,289,557	$103,998	$19,001	$2,412,556

Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of MiFID and of the AFSA and the NBK. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin lending increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2024, we had $1,635.4 million in margin lending receivables from our customers, none of which was due from FST Belize. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. We continually monitor and evaluate our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.
Operational Risk
Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents.
For a description of related risks, see the information under the headings "Risks Related to our Business and Operations" and "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of this annual report.
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
Geopolitical Risk
The Russia-Ukraine conflict has led to disruptions in financial markets that has negatively impacted the global economy and created significant uncertainty. The Russia-Ukraine conflict has resulted in the imposition by many countries of economic sanctions and export controls against certain Russian industries, companies and individuals. In response, Russia has implemented its own countermeasures against countries, businesses and investors deemed "unfriendly". Partly as a result of the effects of the Russia-Ukraine conflict, businesses worldwide have experienced shortages in materials and increased costs for transportation, energy and raw materials. The continuation or escalation of the Russia-Ukraine conflict or other hostilities presents heightened risks relating to cyber attacks, supply chain disruptions, higher interest rates and greater frequency and volume of failures to settle securities transactions, as well as increased financial market volatility. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
For more information regarding the financial impact to our operations from the Russia-Ukraine conflict for the fiscal year ended March 31, 2023 please refer to "Russia-Ukraine Conflict" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 and Note 30 "Segment Reporting" in the notes to our consolidated financial statements in Part II Item 8 of this annual report.
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

86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. and subsidiaries (the "Group") as of March 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2024 and 2023 financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Group for the year ended March 31, 2022, before the effects of the adjustments to consolidate Freedom Finance Life JSC and Freedom Finance Insurance JSC discussed in Note 3 and the adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 2 and Note 30 to the financial statements, were audited by other auditors whose report, dated May 31, 2022, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2022 consolidated financial statements as to consolidate Freedom Finance Life JSC and Freedom Finance Insurance JSC as discussed in Note 3 to the financial statements and to adjust the disclosures for a change in the composition of reportable segments as discussed in Note 2 and Note 30 to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Group other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Group's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2024, expressed an unqualified opinion on the Group's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Group changed its method of accounting for credit losses as of April 1, 2023, due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion

These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on the Group's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
87

taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions – Freedom Securities Trading Inc. (“FST Belize”) – Fee and commission income and interest income – Refer to Notes 2 and 24 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 24 to the financial statements, fee and commission income and interest income earned from related parties is comprised primarily of brokerage commissions and margin lending interest income from FST Belize, a Belize company which is owned personally by the Group’s chief executive officer, chairman, and majority shareholder.

FST Belize had omnibus accounts at the Group, which are trading accounts in which transactions of two or more individuals are combined and carried in the name of FST Belize without any segregation of these positions by the Group. As a result, the Group considers all FST Belize transactions through such omnibus accounts as being transactions from a single customer, FST Belize.

We identified fee and commission income and interest income from FST Belize as a critical audit matter because of the existence of the omnibus accounts and the magnitude of the revenues originated from FST Belize. These matters required a high degree of auditor judgment and significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the occurrence and validity of revenues recorded and disclosed from FST Belize included the following, among others:

•With the assistance of our regulatory compliance specialists, we:
◦Identified and evaluated whether there were indications that the procedures performed by FST Belize for new client onboarding, anti-money laundering (AML) and sanction screening for both individual and legal entity customers would not be consistent with the practices applied by the Group.
◦We tested the effectiveness of these new client onboarding, AML and sanction screening controls at FST Belize and the ongoing monitoring of these control activities at the Group.
•We selected a sample of individual and legal entities within the omnibus accounts and evaluated whether the individual or legal entity information obtained by FST Belize was consistent with external sources of information, including but not limited to individual passport ID, tax authority documents, registration number for legal entities and passport ID for owners of these entities.
•We tested a sample of transactions placed by FST Belize customers and how these transactions are reflected in the omnibus accounts. We tested that the revenue recognition for these contracts was in accordance with the requirements in ASC 606, ASC 940, and ASC 310.

Revenue recognition – Provision of IT Infrastructure (ITS) – Commission income from payment processing – Refer to Notes 2 and 19 to the financial statements

The Group's fee and commission income from its payment processing services encompass activities that provide their payment information technology (IT) infrastructure to merchants to facilitate payments made by banks.

The recognition of revenue when providing the IT infrastructure is highly automated and is based on contractual terms with clients, financial institutions, financial service providers, payment networks, and other parties.

Accordingly, we identified such fee and commission income as a critical audit matter.

This required an increased extent of audit effort, including the need for us to involve professionals with expertise in IT to identify, test, and evaluate the Group's systems, software applications, and automated controls as well as regulatory experts to identify, test, and evaluate the Group’s onboarding of clients who utilize the IT infrastructure.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the occurrence and validity of ITS revenues recorded and disclosed from included the following, among others:

•With the assistance of our IT specialists, we:
88

◦Identified the significant system used to process transactions and tested the general IT controls over such system, including testing of user access controls, change management controls, and IT operations controls.
◦Tested automated controls, as wells as the controls designed to ensure the accuracy and completeness of revenue.
•With the assistance of our regulatory compliance specialists, we performed analytical procedures to identify unusual sources of revenues and performed detail testing on underlying transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue.

Allowance for credit losses – Adoption of ASC 326 – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Group adopted ASC 326 – Current Expected Credit Losses (“CECL”) as of April 1, 2023. The Group maintains allowance for credit losses (“ACL”) for financial assets measured at amortized cost and mainly consists of allowance for loan losses. Management estimates the ACL using relevant and available information from both internal and external sources about historical trends, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported asset amounts. Management judgement is required to determine which methodology, assumptions and model are appropriate for their circumstances.

Management adjusts the ACL through applying judgement in selecting internal and external environmental factors that are relevant in estimating the ACL within the loan portfolio.

Given the significance of the ACL adoption and the management judgments required for the selection of appropriate models and qualitative environmental factors, performing audit procedures to evaluate the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:

•We tested the effectiveness of controls over the development and maintenance of methodology, assumptions and models.
•We tested the effectiveness of controls over the calculation of ACL, including the accuracy and completeness of the data used in the calculation.
•We involved credit specialists to assist us in evaluating the reasonableness of the methodologies and assumptions applied in the models.
•We performed substantive testing about the completeness and accuracy of the data used in the models.
•With the assistance of our credit specialists, we evaluated the appropriateness of the models, assumptions and methodology by evaluating the inputs used in models as well as reperformed the calculation of the model to determine whether the models operated as intended.
•We evaluated the reasonableness of the forecasted future economic conditions selected by management for use in the models.

/s/ Deloitte LLP

Almaty, Kazakhstan
June 13, 2024

We have served as the Group's auditor since 2022.
89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Freedom Holding Corp. and subsidiaries (the “Group”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Group maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Group and our report dated June 13, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Group’s adoption of a new accounting standard.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Aviata LLP and Arbuz Group LLP (together, the “Acquired Companies”), which were acquired on April 26, 2023 and May 22, 2023, respectively, and whose financial statements together constitute, 1% of total consolidated assets and 1% of total consolidated revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2024, respectively. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Companies.

Basis for Opinion

The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Group’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte LLP

Almaty, Kazakhstan
June 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows of Freedom Holding Corp. (the “Company”) for the year ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) before the effects of the adjustments to retrospectively reflect the changes in the consolidated financial statements described in Note 3 to the consolidated financial statements for the year ended March 31, 2024. In our opinion, the consolidated financial statements before the effects of the adjustments to retrospectively reflect the changes in the consolidated financial statements described in Note 3 present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
May 31, 2022

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2024	March 31, 2023

ASSETS
Cash and cash equivalents (including $203 and $35,549 with related parties)	$545,084	$581,417
Restricted cash (including $— $114,885 with related parties)	462,637	445,528
Trading securities (including $1,326 and $556 with related parties)	3,688,620	2,412,556
Available-for-sale securities, at fair value	216,621	239,053
Margin lending, brokerage and other receivables, net (including $22,039 and $295,611 due from related parties)	1,660,275	376,329
Loans issued (including $147,440 and $121,316 to related parties)	1,381,715	826,258
Fixed assets, net	83,002	54,017
Intangible assets, net	47,668	17,615
Goodwill	52,648	14,192
Right-of-use asset	36,324	30,345
Insurance contract assets	24,922	13,785
Other assets, net (including $5,257 and $16,102 with related parties)	102,414	73,463
TOTAL ASSETS	$8,301,930	$5,084,558

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$2,756,596	$1,517,416
Customer liabilities (including $44,127 and $130,210 to related parties)	2,273,830	1,925,247
Margin lending and trade payables (including $507 and $3,721 to related parties)	867,880	122,900
Liabilities from insurance activity (including $470 and $34 to related parties)	297,180	182,502
Current income tax liability	32,996	4,547
Debt securities issued	267,251	60,025
Lease liability	35,794	30,320
Liability arising from continuing involvement	521,885	440,805
Other liabilities (including $9,854 and $46 to related parties)	81,560	30,060
TOTAL LIABILITIES	$7,134,972	$4,313,822
Commitments and Contingent Liabilities (Note 29)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,321,813 and 59,659,191 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	60	59
Additional paid in capital	183,788	164,162
Retained earnings	998,740	647,064
Accumulated other comprehensive loss	(18,938)	(34,000)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,163,650	$777,285

Non-controlling interest	3,308	(6,549)
TOTAL SHAREHOLDERS’ EQUITY	$1,166,958	$770,736

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,301,930	$5,084,558
The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2024	2023	2022
			(Recasted)
Revenue:
Fee and commission income (including $65,972, $199,235 and $291,163 from related parties)	$440,333	$327,215	$335,211
Net gain on trading securities	133,854	71,084	155,252
Interest income (including $24,941 , $23,191 and $10,191 from related parties)	828,224	294,695	121,609
Insurance underwriting income	264,218	115,371	72,981
Net gain on foreign exchange operations	72,245	52,154	3,791
Net (loss)/gain on derivatives	(103,794)	(64,826)	946
TOTAL REVENUE, NET	1,635,080	795,693	689,790

Expense:
Fee and commission expense (including $127, $2,988 and $16,307 from related parties)	154,351	65,660	85,909
Interest expense (including $955, $1,578 and $217 from related parties)	501,111	208,947	76,947
Insurance claims incurred, net of reinsurance	139,561	77,329	54,447
Payroll and bonuses	181,023	81,819	46,288
Professional services	34,238	17,006	12,682
Stock compensation expense	22,719	9,293	7,859
Advertising expense	38,327	14,059	11,916
General and administrative expense (including $10,341, $2,953 and $790 from related parties)	120,888	59,971	23,533
Allowance for expected credit losses	21,225	29,119	2,502
Other (income)/expense, net	(13,734)	(3,448)	4,014
TOTAL EXPENSE	1,199,709	559,755	326,097

INCOME BEFORE INCOME TAX	435,371	235,938	363,693

Income tax expense	(60,419)	(42,776)	(38,570)

INCOME FROM CONTINUING OPERATIONS	374,952	193,162	325,123

Income/(loss) before income tax (expense)/benefit of discontinued operations	—	68,160	(117,199)
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	(25,415)	—
Loss from divestiture of discontinued operations	—	(26,118)	—
Income tax benefit/(expense) of discontinued operations	—	(4,203)	13,004

Income/(loss) from discontinued operations	—	12,424	(104,195)

NET INCOME	374,952	205,586	220,928

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(588)	446	(6,566)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$375,540	$205,140	$227,494

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	6,196	1,431	(4,292)
Reclassification adjustment for net realized (loss)/gain on available-for-sale investments disposed of in the period, net of tax effect	(3,209)	(2,916)	2,222
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	25,415	—
Foreign currency translation adjustments	12,075	5,195	(20,622)

OTHER COMPREHENSIVE INCOME/(LOSS)	15,062	29,125	(22,692)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$390,014	$234,711	$198,236

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(588)	446	(6,566)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$390,602	$234,265	$204,802

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	6.37	3.29	5.59
Earnings from continuing operations per common share - diluted	6.33	3.24	5.59

Earnings/(loss) from discontinued operations per common share - basic	—	0.21	(1.75)
Earnings/(loss) from discontinued operations per common share - diluted	—	0.21	(1.75)

Earnings per common share - basic	6.37	3.50	3.84
Earnings per common share - diluted	6.33	3.45	3.84

Weighted average number of shares (basic)	58,958,363	58,629,580	59,378,207
Weighted average number of shares (diluted)	59,362,982	59,504,811	59,378,207

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non-controlling interest	Total
	Shares	Amount
At March 31, 2021 (Recasted)	58,443,212	$58	$135,260	$214,430	$(40,433)	$309,315	$(1,641)	$307,674

Stock based compensation	1,039,000	1	15,745	—	—	15,746	—	15,746
Capital contribution	—	—	24,417	—	—	24,417	—	24,417
Exercise of options	60,000	—	119	—	—	119	—	119
Sale of Freedom UA shares	—	—	(796)	—	—	(796)	1,212	416
Other comprehensive loss	—	—	—	—	(2,070)	(2,070)	—	(2,070)
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(20,622)	(20,622)	—	(20,622)
Net income	—	—	—	227,494	—	227,494	(6,566)	220,928

At March 31, 2022 (Recasted)	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)	$546,608

Stock based compensation	57,216	—	11,038	—	—	11,038	—	11,038
Contribution of shareholder	—	—	677	—	—	677	—	677
Issuance of shares of common stock	59,763	—	4,290	—	—	4,290	—	4,290
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Other comprehensive loss	—	—	—	—	(1,485)	(1,485)	—	(1,485)
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	—	—	—	25,415	25,415	—	25,415
Foreign currency translation adjustments, net of tax effect	—	—	—	—	5,195	5,195	—	5,195
Net income	—	—	—	205,140	—	205,140	446	205,586

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	662,622	1	19,626	—	—	19,627	—	19,627
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Purchase of ReKassa shares	—	—	—	—	—	—	256	256
Other comprehensive income	—	—	—	—	2,987	2,987	—	2,987
Foreign currency translation adjustments, net of tax effect	—	—	—	—	12,075	12,075	—	12,075

Net income	—	—	—	375,540	—	375,540	(588)	374,952

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)	$1,163,650	$3,308	$1,166,958
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2024	March 31, 2023	March 31, 2022

Cash Flows From Operating Activities
Net income	374,952	$205,586	$220,928
Net income/(loss) from discontinued operations	—	$12,424	$(104,195)
Net income from continuing operations	374,952	$193,162	$325,123
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	14,603	5,138	3,416
Amortization of deferred acquisition costs	49,635	8,450	7,860
Noncash lease expense	9,980	5,113	3,546
Subsidiaries goodwill impairment	—	—	832
Change in deferred taxes	800	(811)	(4,681)
Stock compensation expense	22,719	9,293	7,859
Unrealized (gain)/loss on trading securities	(95,729)	(107,310)	50,987
Unrealized loss /(gain) on derivatives	3,009	(12)	—
Net realized (gain)/loss on available-for-sale securities	(3,209)	(2,934)	2,222
Net change in accrued interest	(69,289)	(56,478)	(15,940)
Change in insurance reserves	98,787	50,671	37,087
Revaluation of purchase price previously held interest in Arbuz	(1,040)	—	—
Change in unused vacation reserve	5,860	2,271	200
Allowances for expected credit losses	21,225	29,119	2,502
Changes in operating assets and liabilities:
Trading securities	(1,048,205)	(1,019,191)	(608,622)
Margin lending, brokerage and other receivables (including $(272,946), $187,336, and $97,783 changes from related parties)	(1,272,652)	(253,301)	(103,756)
Insurance contract assets	(5,930)	3,217	(2,316)
Other assets	(74,497)	(20,752)	(17,328)
Securities sold, not yet purchased – at fair value	—	(13,865)	5,296
Brokerage customer liabilities (including $(86,083), $(195,694), and $90,444 changes from related parties)	112,258	105,942	(23,167)
Current income tax liability	28,432	(10,019)	357
Margin lending and trade payables (including $(2,732), $(35,650), and $25,079 changes from related parties)	734,605	163,763	26,062
Lease liabilities	(10,433)	(5,284)	(3,670)
Liabilities from insurance activity	6,927	(10,769)	1,982
Other liabilities	32,830	(3,001)	10,284
Net cash flows used in operating activities from continuing operations	(1,064,362)	(927,588)	(293,865)
Net cash flows used in operating activities from discontinued operations	—	(24,095)	(112,500)
Net cash flows used in operating activities	(1,064,362)	(951,683)	(406,365)

Cash Flows From Investing Activities
Purchase of fixed assets and intangible assets	(43,751)	(38,542)	(5,623)
Net change in loans issued to customers	(569,151)	(715,038)	(86,376)
Purchase of available-for-sale securities, at fair value	(229,912)	(330,095)	(248,739)
Proceeds from sale of available-for-sale securities, at fair value	260,336	260,634	198,798
Cash received from divestiture of Russian subsidiaries	—	51,506	—
Prepayment on acquisitions	(21,708)	(22,462)	—
Consideration paid for Ticketon	(3,003)	—	—

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

Consideration paid for Arbuz	(13,281)	—	—
Consideration paid for Internet Tourism	(1,028)	—	—
Consideration paid for Aviata	(16,098)	—	—
Consideration paid for DItel	(1,103)	—	—
Consideration paid for LD Micro	—	(4,000)	—
Consideration paid for acquisition of London Almaty	—	(13,652)	—
Consideration paid for acquisition of Freedom Life and Freedom Insurance	—	(26,588)	—
Consideration paid for Paybox	—	(11,617)	—
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	(1,987)	—	—
Cash, cash equivalents and restricted cash received from acquisitions	2,464	16,348	—
Net cash flows used in investing activities from continuing operations	(638,222)	(833,506)	(141,940)
Net cash flows used in investing activities from discontinued operations	—	(629,738)	(4,383)
Net cash flows used in investing activities	(638,222)	(1,463,244)	(146,323)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	1,191,219	637,392	427,619
Proceeds from issuance of debt securities	206,344	45,946	13,200
Repurchase of debt securities	—	(23,387)	(9,988)
Repurchase of mortgage loans under the State Program	(41,768)	(14,806)	(146)
Funds received under state program for financing of mortgage loans	101,926	435,713	7,022
Net change in bank customer deposits	217,561	1,011,147	141,497
Purchase of non-controlling interest in Arbuz	(3,228)	—	—
Proceeds from loans received	2,518	—	—
Repayment of loans received	—	(4,867)	—
Capital contributions	—	677	—
Exercise of options	—	—	119
Net cash flows from financing activities from continuing operations	1,674,572	2,087,815	579,323
Net cash flows from financing activities from discontinued operations		45,566	39,205
Net cash flows from financing activities	1,674,572	2,133,381	618,528

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from continued operations	12,194	43,689	(14,132)
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from discontinued operations	—	34,502	(40,288)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(3,406)	—	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,224)	(203,355)	11,420

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	1,026,945	773,414	659,495
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	—	456,886	559,385
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,026,945	1,230,300	1,218,880

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	$1,007,721	$1,026,945	$773,414

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$—	$—	$456,886
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,007,721	$1,026,945	$1,230,300

	For the years ended
	March 31, 2024	March 31, 2023	March 31, 2022

Supplemental disclosure of cash flow information:
Cash paid for interest	$474,656	$199,371	$37,851
Income taxes paid	$30,319	$53,180	$44,473

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$11,061	$23,586	$7,314

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2024	March 31, 2023	March 31, 2022

Cash and cash equivalents	$545,084	$581,417	$225,464
Restricted cash	$462,637	$445,528	$547,950
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,007,721	$1,026,945	$773,414
The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services, and information processing services. The Company also owns several ancillary businesses which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company's headquarters is in Almaty, Kazakhstan, with supporting administrative office locations in Cyprus and the United States. The Group has a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, United States, Greece, Spain, France, Poland, Austria, Bulgaria, Italy, Netherlands, Belgium, Armenia, Azerbaijan, Turkey and United Arab Emirates. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market and the Kazakhstan Stock Exchange ("KASE").
As of March 31, 2024, the Company owned, directly or indirectly, the following companies:

Name of subsidiary	Jurisdiction of Incorporation	Number of subsidiaries	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	3	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	—	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	2	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	—	Securities broker-dealer
Prime Executions, Inc. ("PrimeEx")	USA	—	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	—	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	1	Commercial bank
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	—	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	—	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	3	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	—	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	—	Sales consulting
ITS Tech Limited	Kazakhstan	—	IT support
Freedom Technologies LLP ("Paybox")	Kazakhstan	5	Payment services
Aviata LLP ("Aviata")	Kazakhstan	—	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism")	Kazakhstan	—	Online travel ticket aggregator

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Arbuz Group LLP ("Arbuz")	Kazakhstan	3	Online retail trade and e-commerce
Comrun LLP ("ReKassa")	Kazakhstan	—	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	3	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	6	Holding company
Freedom Advertising Ltd	Kazakhstan	—	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	—	Non-profit
FRHC Fractional SPC LTD	Kazakhstan	—	Issuance of debt securities
Holding Operations LLP	Kazakhstan	—	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	—	Business consulting and services
Freedom Finance Azerbaijan LLC	Azerbaijan	—	Financial educational center
Freedom Finance FZE.	UAE	—	Consulting
Freedom Management Ltd.	UAE	—	Consulting
Freedom Finance Turkey LLC	Turkey	—	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	—	IT development
Freedom Prime UK Limited ("Prime UK")	UK	—	Management consulting
Freedom Structured Products PLC	Cyprus	—	Financial services
FFIN Securities, Inc.	USA	—	Dormant
Freedom U.S. Market LLC	USA	1	Management company
LD Micro ("LD Micro")	USA	—	Event platform

As at March 31, 2024 the Company owns a 9% interest in Freedom UA, a Kiev, Ukraine-based broker-dealer. The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.
On October 19, 2022, Freedom UA's brokerage license was suspended for a period of five years and its assets were frozen by the Ukrainian authorities following its inclusion on a sanctions list of the Ukrainian government. Given the ongoing uncertainty surrounding the situation in Ukraine, the management of the Company believes that as of March 31, 2024 the Company does not maintain effective control over Freedom UA.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting principles
The Group's accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).
Basis of presentation and principles of consolidation
The consolidated financial statements present the consolidated accounts of FRHC and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated from the consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of March 31, 2024 there are no VIEs in respect of the Company. As of March 31, 2023 and for the years ended March 31, 2023 and 2022, the only VIE of the Company was Freedom UA.
The carrying amounts of Freedom UA’s consolidated assets and liabilities were as follows as of March 31, 2023:

March 31, 2023

Cash and cash equivalents	26
Restricted cash	1,936
Trading securities	4,010
Margin lending, brokerage and other receivables, net	1,616
Fixed assets, net	782
Intangible assets, net	131
Right-of-use asset	135
Other assets	56

Total assets	$8,692

Customer liabilities	5,837
Securities repurchase agreement obligations	12
Trade payables	25
Lease liability	159
Other liabilities	298

Total liabilities	$6,331
Loss of control of Freedom UA
Amidst the Russia-Ukraine conflict and subsequent economic sanctions, Freedom UA was added to the Ukrainian government's sanctioned entities and individuals list, resulting in restrictive measures being imposed on it by the Ukrainian authorities, including suspension of its brokerage license. Effective April 1, 2023, the Company removed its equity interest in Freedom UA from its consolidated financial statements and recognized a loss of control of such company. The Company accounted for the deconsolidation of Freedom UA by recognizing loss in net income attributable to the Company as the difference between net liabilities of Freedom UA as of April 1, 2023 (date of loss of control) and net liabilities as of March 31, 2024.
Non-Consolidation of Freedom Securities Trading Inc.
The Company has assessed whether it should consolidate Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) ("FST Belize") under the variable interest entity (“VIE”) accounting method or the voting interest method ("VOE"). In July 2014, prior to the Company's reverse acquisition transaction, Timur Turlov founded FST Belize, a Belize-based broker dealer. FST Belize is solely owned by Mr. Turlov and was not acquired by the Company as part of the reverse acquisition transaction. Although FRHC and FST Belize are common control entities, under the control of an individual, there is no indication that FRHC should consolidate FST Belize given that:
(1) FST Belize is not a VIE and is not subject to further VIE analysis due to the fact it has sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Turlov who is also FRHC's controlling shareholder, chairman and chief executive officer; and

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
(2) Mr. Turlov has a controlling interest in FST Belize such that under the VOE model FRHC is not required to consolidate FST Belize.

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

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Group's financial statements are reasonable and prudent. Actual results could differ from those estimates.
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
• Agency fee commissions (the Company earns agency fee commissions through its facilitation of transactions between clients);
• Commissions on payment processing; and
• Commissions on investment banking services (underwriting, market making, and bondholders' representation services).

Concentrations of Revenue

Revenues from one customer of the Group’s Brokerage segment represents the following amount of the Group’s consolidated revenues:

	2024	2023	2022
Single non-related party	296,257	48,430	—

Gross versus net revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Group is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which the Group controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a Group has in providing the good or service, the more likely they are considered a principal rather than an agent.

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

The Group suspends accrual of interest income for the loans which meet the impairment criteria.

Unamortized premiums, discounts and other basis adjustments on trading securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method.

Interest income from marginal lending includes income accrued on off-balance sheet arrangements, which mainly include repurchase agreements of the Group’s brokerage clients.

Loans

The Group's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, loans issued to policyholders, right of claim for purchased retail loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential properties, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals, individual entrepreneurs and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Loans to policyholders are represented by loans issued by insurer to its policyholders under an accumulative insurance contract. Policy loans are provided within the redemption amount, which is a security for the return of the received loan and covers the loans amount and interest. Car loans consists of loans provided to individuals to purchase new or used car. Right of claim for purchased retail loans represented by microfinance organization Freedom Finance Credit (“FFIN Credit") loans. Additionally, most of our mortgage loans, uncollateralized bank customer loans, collateralized bank customer loans, car loans, and rights of claim for purchased retail loans are digital in nature.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The loan or part of the loan can be fully or partially written off in the following cases:
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

Under CECL, the Group's methodology to establish the allowance for loan losses has two basic components: (1) a collective CECL component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual CECL component for loans that do not share common risk characteristics.

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

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days for individuals and individual entrepreneurs and over 60 days for legal entities is determined, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolios may include the following: GDP, Brent oil price, inflation and exchange rate. These macroeconomic indicators are recalculated once per year, used throughout the year and for all loan types. For defaulted loans, PD of 100% is applied, for non-impaired loans PD for the average life of the pool is recognized at inception.

In order to estimate the loss given default (LGD) for loans with common risk characteristics, the Company uses collateral valuations for secured loans and historical data on recoveries through cash repayments of defaulted loans for unsecured loans. For secured loans the Company takes into account the latest market value of the collateral on the calculation date. First, liquidity ratios are applied to market values based on the type of collateral, after which the value of the collateral is discounted at the original effective interest rate of the loan agreement for the risk periods corresponding to the types of collateral. The LGD calculation methodology is the same for both non-impaired and defaulted secured loans. For unsecured loans, the Group uses the average monthly share of repayments of defaulted loans over the past 5 years, discounted back at the weighted average effective interest rate.

The described above PD/LGD approach apply for all type of loans, as well as non-impaired and defaulted.

Allowance for credit losses for loans that do not share common risk characteristics

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
Loan portfolio risk elements and credit risk management

Credit risk management. When implementing credit risk management processes, the Group is guided by internal policies and procedures, which define the main goals, objectives, principles, priority areas for the formation of an internal effective credit risk management system that corresponds to the current market situation and the Group's development strategy, and ensures effective identification, measurement, monitoring and control of the Group's credit risk. In order to minimize credit risk, the Group has developed procedures for managing internal risk appetite limits for currencies, countries, sectors of the economy, business categories and products, types of collateral, concentration of risk on the top 20 borrowers, debts of a group of related borrowers, etc. Control over the level of limits on credit risk is carried out by the Group's dedicated credit risk team through the preparation of monthly management reports, which include, but are not limited to, information on the quality of the loan portfolio, its classification in accordance with the requirements of reporting standards, on the amount of exposure to credit risk, including a group of related borrowers, on the concentration of credit risk of the largest borrowers and borrowers as related parties to the Group, on the internal rating of borrowers, etc. When analyzing a borrower, the Group uses the following information to assess creditworthiness: the borrower's existing loans, the presence of overdue debt, income, age, work experience and dynamics of credit behavior.

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

Car loans. When making decisions on car loans, the Group uses both evaluation and scoring systems. The Group provides loans for the purchase of motor vehicles both under the C2C scheme and under the B2C scheme with the participation of

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
car dealerships. The decision-making process includes the use of data from credit bureaus, government databases and other sources of information. This allows not only to assess the financial capacity of a potential borrower, but also to evaluate the purchased vehicle. Machine learning models have also been introduced that analyze data about the cars themselves and sellers. This allows to automatically screen out applications with high potential credit risk.

Right of claim for purchased retail loans. The Group regularly acquires receivables on consumer credit products from other financial institutions through assignment agreements (cessions). This pool of the Group's loan portfolio has higher recoverability due to the presence of a condition for the repurchase of loans by a microfinance organization in the event of an overdue debt on these loans for more than 20 calendar days in accordance with the agreement between the Group and the microfinance organization.
In order to assess the solvency of a financial institution, its financial position and the ability to fulfill obligations under an agreement on the repurchase of loans in case of default in payment terms for 20 or more days are analyzed.

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
Part of the retail loan portfolio is represented by loans issued without collateral for consumer purposes. The main condition for issuing loans to potential borrowers is compliance with the regulator's requirement that the amount of monthly loan payments does not exceed 50% of the borrower's income after a credit analysis. In case of violation of this condition, the Group rejects the loan request.

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
Derivative financial instruments
The Group enters into derivatives, such as foreign currency swaps, to diversify its funding sources and manage foreign currency risk; the Group does not use derivatives for trading purposes, to generate income or to engage in speculative activity. The Group enters into derivatives that not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the investing section for derivatives not designated in hedging relationships.

Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistani som, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Group uses exchange rates from the NBK for foreign currency translation purposes.
Cash and cash equivalents
Cash and cash equivalents are generally comprised of cash and certain highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents include reverse repurchase agreements with a

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
maturity of less than 90 days and where the credit risk of the counterparty is low, which are recorded at the amounts at which the securities were acquired plus accrued interest.
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
The Group enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers' needs and to finance its asset positions. The Group enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
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
Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in net gain on trading securities. Interest earned and dividend income are recognized in the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in interest income and other income, respectively, according to the terms of the contract and when the right to receive the payment has been established.
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
As of March 31, 2024 and March 31, 2023, the margin lending receivables balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including $— millions and $37.1 of margin lending receivables collateralized by FRHC securities, respectively. Customers’ required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Group’s policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Where the Group has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2024 and 2023 the Group did not record any charges for impairment of long-lived assets.
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

Brokerage Reporting Unit: This reporting unit represents the Group's operations in brokerage business. The management team responsible for the brokerage business regularly reviews financial information specific to this reporting unit, including revenue, expenses, and key performance indicators.

Bank Reporting Unit: This reporting unit comprises the Group's operations in bank business. The management team responsible for the bank business reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Insurance Reporting Unit: This reporting unit comprises the Group's operations in insurance business. The management team responsible for the insurance business reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

Other Reporting Unit: This reporting unit represents the Group's various businesses operations. The management team responsible for the group's various businesses reviews financial information related to this reporting unit, including revenue, expenses, and market trends.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2024 and 2023, goodwill recorded in the Group's Consolidated Balance Sheets totaled $52,648 and $14,192 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.
The goodwill value at March 31, 2024 increased compared to March 31, 2023, due to acquisitions of Aviata, Internet Tourism, Arbuz, ReKassa and DITel LLP ("DITel") and as a result of foreign exchange currency translation.
The changes in the carrying amount of goodwill for the years ended March 31, 2024 and March 31, 2023, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2022	$3,478	$2,742	$510	$—	$6,730
Foreign currency translation difference	(801)	(90)	470	832	411
Acquired	—	—	—	7,883	7,883
Balance as of March 31, 2023	2,677	$2,652	$980	$8,715	$15,024
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Foreign currency translation difference	11	94	60	1	166
Acquired	—	—	—	38,290	38,290
Balance as of March 31, 2024	2,688	$2,746	$1,040	$46,174	$52,648

Accumulated impairment
Balance as of March 31, 2022	$—	$—	$—	$832	$832
Impairment expense	—	—	—	—	—
Balance as of March 31, 2023	$—	$—	$—	$832	$832
Impairment expense		—	—		—
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Balance as of March 31, 2024	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of March 31, 2022	$3,478	$2,742	$510	$(832)	$5,898
Balance as of March 31, 2023	$2,677	$2,652	$980	$7,883	$14,192
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648

Business combinations and acquisitions
Acquisitions of businesses not under common control are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred by the Group, liabilities incurred by the Group to the former owners of the acquiree and the equity interests issued by the Group in exchange for control of the acquiree. Acquisition-related costs are generally

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
recognized in profit or loss as incurred. The assets and liabilities acquired are recognized, with certain exceptions such as deferred taxes, at their fair values at the acquisition date.

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
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2024 and 2023, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2024 and 2023.
Pillar 1 and Pillar 2
In October 2021, the Inclusive Framework, established by members of the OECD and the G20 countries, reached an agreement on a Two-Pillar Solution to address the tax challenges arising from the digitalisation of the economy (Pillar 1 and Pillar 2). The Inclusive Framework brings together over 140 countries and jurisdictions, including Kazakhstan.
Pillar 2 rules apply to multinational enterprises with annual consolidated revenue of 750 million EUR or more (“MNE groups”).
In general, Pillar 2 rules introduce additional taxation on the profits of in-scope MNE groups in cases where the effective tax rate ("ETR") in the jurisdictions where they operate falls below 15%. The global minimum tax consists of three principle rules: the income inclusion rule (IIR), the undertaxed payments rule (UTPR), and the subject to tax rule (STTR).
In order to apply Pillar 2 rules, they need to be implemented into national legislation. On October 3, 2023, the Cyprus Ministry of Finance launched a public consultation on a draft bill for the transposition into national law of the Council Directive (EU) 2022/2523 of December 14, 2022 on ensuring a global minimum level of taxation for multinational enterprise groups and large-scale domestic groups. The draft bill provides for an IIR practically as from 2024, a UTPR

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
practically as from 2025 which is a supplementary additional tax (rather than as an adjustment to corporate income tax through a denied deduction), and a domestic minimum top-up tax as from 2025.
Kazakhstan, as a member of the Inclusive Framework, has agreed to the Two-Pillar Solution to address challenges related to the digitization of the economy. However, Kazakhstan has not yet implemented Pillar 2 rules into its legislation. Despite this, profits of companies in Kazakhstan that are constituent entities of MNE groups could potentially be subject to taxation in jurisdictions where other group companies (parent company, subsidiaries, branches, etc.) are located and where Pillar 2 rules are already in effect (i.e., Cyprus). This situation may occur when these companies generate profits in Kazakhstan but have not paid the minimum tax of 15%.
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
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 27 "Leases", to the consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
Fixed assets
Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and sixty-five years.
Insurance contract assets and liabilities
Insurance and reinsurance receivable
Insurance receivable is recognized when the contract comes into force and measured on initial recognition at the fair value of the consideration receivable. Reinsurance receivable is recognized when a gross payment is accrued for which there is reinsurance coverage. Subsequent to initial recognition, any insurance and reinsurance receivable is measured at cost net of any allowance for impairment losses.
Deferred acquisition costs
Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Group had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance deferred policy acquisition costs are amortized over the coverage period of the related insurance contracts. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.

Insurance and reinsurance payable

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Payables on insurance business comprise advances received, amounts payable to insured (claims and premium refund payable) and amounts payable to agents and brokers, and advances received from insurers and reinsurers.

Payables on reinsurance business comprise net amounts payable to reinsurers. Amounts payable to reinsurers include ceded reinsurance premiums, assumed premium refunds and claims on assumed reinsurance. Insurance and reinsurance payable are accounted for at amortized cost.

Unearned premium reserve and claims

Unearned premium is determined by the method of proportion for each contract, as the product of the insurance premium under the contract for the ratio of the expiration of the insurance cover (in days) to the balance sheet date (in days) from the date when contract come into force until the end of the insurance coverage. The reinsurer's share in the unearned premium reserve is calculated separately for each insurance (reinsurance) contract and is determined as the ratio of the insurance premium under the reinsurance contract to the insurance premium under the insurance contract multiplied by the unearned premium reserve.

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

Non-life and general insurance

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Loss reserves are a summary of estimates of ultimate losses, and include both claims reported but not settled (RBNS) and claims incurred but not reported (IBNR). RBNS is created for existing reported claims not settled at the reporting date. Estimates are made on the basis of information received by the Group during its investigation of insured events. IBNR is estimated by the Group based on its previous history of reported/settled claims using actuarial methods of calculation, which include claim development triangles.

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
The reserves are calculated using the assumptions established at the time the contract was issued, in which case a margin for risk and adverse deviation is generally included.
Segment information

From the beginning of calendar 2024, our Chief Executive Officer, Chief Financial Officer and President, who collectively act as our chief operating decision maker (CODM), began to manage our business, make operating decisions, and evaluate operating performance on the basis of a new segmental structure. As a result, we have realigned our reportable segments into the following four segments: Brokerage, Banking, Insurance, and Other. All prior period segment information has been recast to reflect this change in reportable segments.

The Company used the management approach to identify its reportable segments, as required by ASC 280. The management approach is based on the way the Company's management organizes and evaluates its operations, and based on the way the Company's operations are managed and reported in its internal financial reporting system.

The Company evaluated whether its segments met the quantitative thresholds to be reportable separately. The quantitative thresholds require that a segment's revenue is 10% or more of the combined revenue of all segments, or its absolute profit or loss is 10% or more of the greater of the combined absolute profit of all segments that have a positive profit or the combined absolute loss of all segments that have a loss. The Brokerage, Banking and Insurance segments were identified under the quantitative thresholds.

Under the management approach, the Company identified the Brokerage, Banking, Insurance and Other segments as its reportable segments as they are managed separately. The performance of all segments is regularly reviewed by the CODM.

Factors Used in Determining Reportable Segments

The Company considered several factors when determining its reportable segments. These factors include similarities and differences among its products, services, economic factors, and internal reporting.

The Company considered the similarities and differences among its business to determine whether they should be aggregated or reported separately. Each business was determined to be sufficiently different from other businesses and therefore should be reported separately.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company also considered the economic factors that affect its operating segments, such as the regulatory environment, competitive landscape, and market conditions, to determine whether they should be reported separately. Reportable regions were determined to have unique economic factors that warranted separate reporting.

The information that is regularly reviewed by the CODM, including but not limited to the revenue, profit or loss, and assets, was also considered by the Company when determining its reportable segments. Each reportable segment was determined to be regularly reviewed by the CODM and therefore should be reported separately. All prior period segment information has been recast to reflect this change in reportable segments.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

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

In August, 2018, the FASB issued ASU 2018-12 “Financial Services—Insurance (Topic 944”): Targeted Improvements to the Accounting for Long-Duration Contracts ” to make targeted improvements to its guidance on long-duration contracts issued by an insurance entity in response to stakeholder feedback indicating that more timely, transparent, and decision-useful information about long-duration contracts was needed. Subsequently, FASB issued ASU 2019-09 and ASU 2020-11 amended ASU 2018-12 to defer its effective date. In December 2022, FASB Issued Accounting Standard Updated No. 2022-05 “Financial Services—Insurance (Topic 944): Transition for Sold Contracts”, which introduces an optional accounting policy election under which insurers can choose not to apply the amendments made by ASU 2018-12 to certain

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
contracts that are derecognized as a result of a sale or disposal before the effective date of ASU 2018-12.2 Insurers that make this accounting policy election would also be subject to additional disclosure requirements. ASU 2022-05 is effective for all entities that adopt ASU 2018-12. Specifically, the effective dates are as follows: for public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer and are not smaller reporting companies, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early application is permitted. The Company evaluated the impact that ASU 2022-05 has on the Company's consolidated financial statements and related disclosures, as a result of the evaluation the ASU 2022-05 does not have an impact on consolidated financial statements. Since its initial issuance, the FASB has deferred the ASU 2018-12 effective date for two years. The amendments are now effective for SEC filers that are not small reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. For all other entities the effective date is now for fiscal years beginning after December 15, 2024, or interim periods after December 15, 2025. As of November 15, 2019, the Company met the definition of a smaller reporting company. The Company will adopt ASU 2018-12 effective April 1, 2025 using the modified retrospective transition method where permitted. ASU 2018-12 will impact the accounting and disclosure requirements for all long-duration contracts issued by the Company. The Company expects the standard to have an immaterial financial impact on its consolidated financial statements and related disclosures.

In March 2023, FASB Issued Accounting Standard Updated No. 2023-01 “Lease (Topic 842): Common control arrangement”. Topic 842 requires that entities determine whether a related party arrangement between entities under common control (hereinafter referred to as a common control arrangement) is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions).That represents a change from the requirements of Topic 840, Leases, which required that an entity classify and account for an arrangement on the basis of economic substance when those terms and conditions were affected by the related party nature of the arrangement. The amendments in this Update affect all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments apply to all entities (that is, public business entities, private companies, not-for-profit entities, and employee benefit plans). The amendments in this Update for both Issue 1 and Issue 2 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact ASU No. 2023-01 will have on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued Accounting Standards Update No. 2023-02 “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The amendments in this Update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740 has been applied. The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact Update No. 2023-02 will have on its consolidated financial statements and related disclosures.

In August 2023, FASB issued Accounting Standards Update No. 2023-05 “Business Combinations— Joint Venture Formations (Subtopic 805-60)” that provides a new basis of accounting upon formation of a joint venture to reduce diversity in practice and provide investors with decision-useful information. The amendments in Update 2023-05 require that a joint venture, upon formation, initially measures its assets and liabilities at fair value (with exceptions to fair value measurements that are consistent with other new combinations guidance). It requires that a joint venture apply the following key adaptations from business combinations guidance upon formation: (1) a joint venture is the formation of a new entity without the accounting acquirer, (2) a joint venture measures its identifiable net assets and goodwill if any, at the formation date, (3) initial measurement of a joint venture’s total net assets is equal to the fair value of 100 percent of the joint venture’s equity, (4) a joint venture provides relevant disclosures, the requirements for joint venture disclosures upon formation are different from the requirements for business combinations. In case that the formation is incomplete by the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
end of the reporting period in which the formation occurs, the amendments in this Update permit a joint venture to apply measurement period guidance in Subtopic 805-10.

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
Entities under SEC disclosure requirements and those filing financial statements with the SEC for issuing securities without transfer restrictions will adopt the amendments on the date when the SEC removes the related disclosure from Regulation S-X or Regulation, without the option for early adoption. Other entities will implement the changes two years later.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The amendments in this Update can be summarized as follows:
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

In December 2023, FASB issued an Accounting Standard Update No. 2023-09 “Income Taxes (Topic 740)” to enhance the transparency and decision usefulness of income tax disclosure. The amendments in this Update mandate public entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet quantitative threshold in the annual tax rate reconciliations. Update requires to present a table showing percentages and currency amounts, outlining tax related aspects such as state/local income tax, foreign tax effect, changes in tax law, credits, valuation allowances, nontaxable and nondeductible items, unrecognized tax benefits. Items that impact tax calculations by 5% and more are required to be disclosed separately, with certain categories required to be disaggregated by jurisdiction or

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
nature. Reconciling items are categorized based on state/local, foreign, or federal/national tax levels. Some items can be presented on a net basis, while others need gross presentation. Entities must provide explanations of the major state/local jurisdictions affecting taxes and explain individual reconciling items. For non-public business entities, qualitative disclosure on significant differences between statutory and effective tax rates is required. Additionally, the amendments in this Update require that all entities must disclose amount of income taxes paid disaggregated by federal(national) state and by individual jurisdictions in which income taxes paid if equal to or greater than 5% of total income taxes paid. The amendments also require entities to disclose income from continuing operations before income tax expense, and income tax expenses categorized by federal/national, state, and foreign levels. Moreover, certain previous disclosure requirements, like estimating changes in unrecognized tax benefits and cumulative temporary differences in deferred tax liabilities, are eliminated. The amendment in this Update also replaces the term "public entity" with "public business entity" in Topic 740 definitions.
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

In March 2024, FASB issued Accounting Standards Update No. 2024-01, titled "Compensation—Stock Compensation (Topic 718) to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718- 10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation.
Some entities grant profits interest awards to employees or nonemployees, allowing them to share in future profits and/or equity appreciation. Distinguishing from capital interests, these awards do not grant rights to existing net assets. Determining whether to account for these awards under Topic 718 or Topic 710 has led to inconsistency. Stakeholders requested examples for clarity, prompting the addition of scope application examples to improve consistency.
The updates regarding the scope application issue apply to all reporting entities awarding profits interests as compensation for goods or services. Additionally, improvements to paragraph 718-10-15-3 apply universally to entities engaged in share-based payment transactions. This update makes GAAP clearer by adding an example with four scenarios. These scenarios show how to decide if profits interest awards should follow Topic 718. By using specific conditions, this example aims to simplify the process and reduce differences in practice. The changes to paragraph 718-10-15-3 also make it clearer without changing the guidance itself.
The amendments in this update are effective for annual periods beginning after December 15, 2024, for Public Business Entities. Other entities will implement the changes for annual periods starting after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If adopted during an interim period, they should be applied from the start of the corresponding annual period.
The Company is currently evaluating the impact ASU No 2024-01 will have on its consolidated financial statements and related disclosures.

In March 2024, FASB issued Accounting Standards Update No. 2024-02, titled “Codification Improvements—Amendments to Remove References to the Concepts Statements”. This update makes amendments to the Codification by removing references to various FASB Concepts Statements. It is part of the Board's ongoing effort to refine GAAP through incremental improvements to the Codification. These changes aim to clarify guidance and correct unintended applications, without significantly impacting accounting practices or costs for most entities. The rationale for each amendment is detailed within the update, and while initially proposed in 2019, some revisions were made based on stakeholder feedback. The changes in this update impact several topics in the Codification and are applicable to all reporting entities covered by the affected accounting guidance.
The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Entities are allowed to apply the amendments in this update early, for any fiscal year or interim period without issued financial statements. If adopted during an interim period, entities must implement them at the start of the fiscal year that includes that interim period. The update provides two transition methods: prospective application to new transactions after the adoption date or retrospective application to the earliest comparative period presented, requiring adjustments to the opening balance of retained earnings or other relevant equity components.
The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.
NOTE 3 - RECAST
When preparing the consolidated financial statements as of and for the year ended March 31, 2024, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2022

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
required revision due to the closing on May 17, 2022, of the Company's acquisition of two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance, which were deemed to be entities under common control with the Company since 2018. Prior to the Company's acquisition of these companies, each was wholly owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, who had previously acquired Freedom Life and Freedom Insurance from a non-related party on February 28, 2018, and August 22, 2018, respectively. The two companies are under common control with the Company since the dates when they were acquired by Timur Turlov.
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

The financial results of Freedom Life and Freedom Insurance have been consolidated in financial statements as of and for the year ended March 31, 2022 for comparative purposes, as if they had been acquired prior to such periods.

The previously issued Consolidated Balance Sheet as of March 31, 2022, and Consolidated Statements of Operations and Statements of Other Comprehensive Income for the year ended March 31, 2022 have been revised as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	As recasted
ASSETS
Cash and cash equivalents	$224,663	$1,429	$(917)	$371	$(82)	$225,464
Restricted cash	547,950	—	—	—	—	547,950
Trading securities	1,080,982	8,875	—	68,520	—	1,158,377
Available-for-sale securities, at fair value	1	161,363	—	—	—	161,364
Margin lending, brokerage and other receivables, net	147,480	172	(34)	61	(20)	147,659
Loans issued	92,403	43	—	—	—	92,446
Fixed assets, net	17,387	182	—	254	—	17,823
Intangible assets, net	3,512	1,490	—	161	—	5,163
Goodwill	5,388	359	—	151	—	5,898
Right-of-use asset	6,747	532	—	152	—	7,431
Insurance contract assets	—	3,555	—	2,157	—	5,712
Other assets, net	19,351	9,863	—	427	—	29,641
Assets held for sale	825,419	—	—	—	—	825,419
TOTAL ASSETS	$2,971,283	$187,863	$(951)	$72,254	$(102)	$3,230,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$742,710	$47,690	$—	$49,824	$—	$840,224
Customer liabilities	766,627	—	(917)	—	(82)	765,628
Margin lending and trade payables	45,082	—	—	21	(20)	45,083
Liabilities from insurance activity	—	108,925	—	13,162	—	122,087
Current income tax liability	14,556	—	—	—	—	14,556
Securities sold, not yet purchased – at fair value	13,865	—	—	—	—	13,865
Debt securities issued	34,390	—	—	—	—	34,390
Lease liability	6,785	543	—	176	—	7,504
Liability arising from continuing involvement	6,447	—	—	—	—	6,447
Other liabilities	20,668	551	(34)	292	—	21,477
Liabilities held for sale	812,478	—	—	—	—	812,478
TOTAL LIABILITIES	$2,463,608	$157,709	$(951)	$63,475	$(102)	$2,683,739
Commitments and Contingent Liabilities	—	—	—	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock -$0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of March 31, 2022	59	9,465	(9,464)	15,576	(15,577)	59
Additional paid in capital	141,340	—	16,498	—	16,907	174,745
Retained earnings	426,563	28,132	(6,665)	(4,812)	(1,294)	441,924
Accumulated other comprehensive loss	(53,291)	(7,444)	(369)	(1,985)	(36)	(63,125)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$514,671	$30,153	$—	$8,779	$—	$553,603

Non-controlling interest	(6,996)	1	—	—	—	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	$507,675	$30,154	$—	$8,779	$—	$546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,971,283	$187,863	$(951)	$72,254	$(102)	$3,230,347

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2022
	As previously reported	FF Life acquisition	Elimi-nations	FF Insurance acquisition	Elimi-nations	As recasted
Revenue:
Fee and commission income	$335,444	$—	$—	$83	$(316)	$335,211
Net gain/(loss) on trading securities	156,345	(1,283)	—	190	—	155,252
Interest income	90,153	23,027	—	8,429	—	121,609
Insurance underwriting income	—	60,526	—	12,455	—	72,981
Net gain on foreign exchange operations	1,979	1,615	—	197	—	3,791
Net gain on derivatives	946	—	—	—	—	946
TOTAL REVENUE, NET	$584,867	$83,885	$—	$21,354	$(316)	$689,790

Expense:
Fee and commission expense	73,243	12,289	—	693	(316)	85,909
Interest expense	65,449	5,194	—	6,304	—	76,947
Insurance claims incurred, net of reinsurance	—	42,606	—	11,841	—	54,447
Payroll and bonuses	39,779	3,624	—	2,885	—	46,288
Professional services	12,123	106	—	453	—	12,682
Stock compensation expense	7,859	—	—	—	—	7,859
Advertising expense	10,059	—	—	1,857	—	11,916
General and administrative expense	18,744	3,516	—	1,273	—	23,533
Provision for impairment losses	2,206	—	—	296	—	2,502
Other expense/(income), net	1,312	2,708	—	(6)	—	4,014
TOTAL EXPENSE	$230,774	$70,043	$—	$25,596	$(316)	$326,097

NET INCOME/(LOSS) BEFORE INCOME TAX	354,093	13,842	—	(4,242)	—	363,693

Income tax (expense)/benefit	(38,529)	(54)	—	13	—	(38,570)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	315,564	13,788	—	(4,229)	—	325,123

Loss before income tax (expense)/benefit of discontinued operations	(117,199)	—	—	—	—	(117,199)

Income tax benefit of discontinued operations	13,004	—	—	—	—	13,004

Loss from discontinued operations	(104,195)	—	—	—	—	(104,195)

NET INCOME/(LOSS)	$211,369	$13,788	$—	$(4,229)	$—	$220,928

Less: Net loss attributable to non-controlling interest in subsidiary	(6,566)	—	—	—	—	(6,566)

NET INCOME/(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$217,935	$13,788	$—	$(4,229)	$—	$227,494

OTHER COMPREHENSIVE INCOME

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Change in unrealized gain on investments available-for-sale, net of tax effect	—	(4,292)	—	—	—	(4,292)
Reclassification adjustment for net realized gain on available-for-sale investments disposed of in the period, net of tax effect	—	2,222	—	—	—	2,222
Foreign currency translation adjustments	(17,245)	(2,014)	—	(1,363)	—	(20,622)

OTHER COMPREHENSIVE (LOSS)/INCOME	(17,245)	(4,084)	—	(1,363)	—	(22,692)

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$194,124	$9,704	$—	$(5,592)	$—	$198,236

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(6,566)	—	—	—	—	(6,566)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	200,690	9,704	—	(5,592)	—	204,802
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

NOTE 4 - CASH AND CASH EQUIVALENTS

	March 31, 2024	March 31, 2023

Short term deposits in National Bank (Kazakhstan)	$196,942	$357,454
Securities purchased under reverse repurchase agreements	134,961	29,812
Short term deposits in commercial banks	127,051	83,755
Short term deposits in stock exchanges	47,830	31,691
Petty cash in bank vault and on hand	22,613	35,998
Cash in transit	9,633	3,364
Overnight deposits	3,557	1,926
Short term deposits on brokerage accounts	2,917	37,417
Short term deposits in the Central Depository (Kazakhstan)	42	—

Allowance for Cash and cash equivalents	(462)	—

Total cash and cash equivalents	$545,084	$581,417
As of March 31, 2024 and 2023 cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of March 31, 2024 and 2023 are presented below:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.57%	$96,647	$96,647
US sovereign debt	4.77%	16,885	16,885
Non-US sovereign debt	4.45%	12,468	12,468
Corporate debt	5.31%	8,961	8,961

Total		$134,961	$134,961

	March 31, 2023
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
US sovereign debt	2.06%	$17,102	$—	$17,102
Corporate equity	17.17%	6,963	—	6,963
Non-US sovereign debt	6.12%	3,483	—	3,483
Corporate debt	2.52%	2,079	185	2,264

Total		$29,627	$185	$29,812
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of March 31, 2024 and 2023, was $133,380 and $31,165 respectively.
As of March 31, 2024 and March 31, 2023, securities purchased under reverse repurchase agreements included accrued interest in the amount of $106 and $11, with a weighted average maturity of 3 days and 9 days, respectively. All securities repurchase agreements transactions were executed through the KASE.
NOTE 5 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2024 and 2023, consisted of:

	March 31, 2024	March 31, 2023

Brokerage customers' cash	$366,260	$328,435
Guaranty deposits	97,052	116,628
Restricted bank accounts	8,079	10,436
Due from banks	6,374	—
Deferred distribution payment	23	23
Allowance for restricted cash	(15,151)	(9,994)

Total restricted cash	$462,637	$445,528
As of March 31, 2024, and March 31, 2023, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 - TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of March 31, 2024 and 2023, trading and available-for-sale securities consisted of:

	March 31, 2024	March 31, 2023

Non-U.S. sovereign debt	$2,409,126	$1,029,857
Corporate debt	1,108,870	1,269,879
Corporate equity	126,103	65,741
U.S. sovereign debt	43,173	45,022
Exchange traded notes	1,348	2,057
Total trading securities	$3,688,620	$2,412,556

Corporate debt	173,568	191,082
Non-US sovereign debt	27,016	40,162
US sovereign debt	16,037	7,809
Total available-for-sale securities, at fair value	$216,621	$239,053

The following tables present maturity analysis for available-for-sale securities as of March 31, 2024 and March 31, 2023:

	March 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	65,415	44,374	59,553	4,226	173,568
Non-US sovereign debt	7,839	7,310	5,797	6,070	27,016
US sovereign debt	—	5,059	9,753	1,225	16,037
Total available-for-sale securities, at fair value	$73,254	$56,743	$75,103	$11,521	$216,621

	March 31, 2023
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	77,006	82,579	31,486	11	191,082
Non-US sovereign debt	—	33,143	820	6,199	40,162
US sovereign debt	1,947	2,805	1,725	1,332	7,809
Total available-for-sale securities, at fair value	$78,953	$118,527	$34,031	$7,542	$239,053

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2024, the Group held debt securities of two issuers which individually exceeded 10% of the Group's total trading securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,394,541 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $669,756. As of March 31, 2023, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group's total trading securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,015,161 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amounts of $834,917, respectively. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of March 31, 2024 and March 31, 2023, the Group recognized $413 and $390, respectively, other-than-temporary impairment in accumulated other comprehensive loss.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2024 and March 31, 2023:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.61%	$2,409,126	$1,592,380	$816,746	$—
Corporate debt	14.83%	1,108,870	171,218	937,360	292
Corporate equity		126,103	102,134	3,819	20,150
U.S. sovereign debt	4.98%	43,173	43,173	—	—
Exchange traded notes		1,348	1,045	303	—

Total trading securities		$3,688,620	$1,909,950	$1,758,228	$20,442

Corporate debt	15.53%	173,568	47,135	126,433	—
Non-U.S. sovereign debt	10.48%	27,016	12,378	14,638	—
U.S. sovereign debt	3.54%	16,037	16,037	—	—

Total available-for-sale securities, at fair value		$216,621	$75,550	$141,071	$—

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2023 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	15.62%	$1,269,879	$1,106,584	$162,895	$400
Non-U.S. sovereign debt	12.04%	1,029,857	971,762	54,319	3,776
Corporate equity	—	65,741	62,971	1,808	962
U.S. sovereign debt	4.22%	45,022	45,022	—	—
Exchange traded notes	—	2,057	447	1,610	—

Total trading securities		$2,412,556	$2,186,786	$220,632	$5,138

Corporate debt	15.78%	191,082	129,504	61,578	—
Non-U.S. sovereign debt	13.64%	40,162	39,624	538	—
U.S. sovereign debt	4.24%	7,809	7,809	—	—

Total available-for-sale securities, at fair value		$239,053	$176,937	$62,116	$—

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the Valuation Techniques and Significant Level 3 inputs used in the valuation as of March 31, 2024 and March 31, 2023. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	$292	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	20,007	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
			Termination multiplier	27x
Corporate equity	DCF	143	Discount rate	58.8%
			Estimated number of years	9 years
		$20,442

Type	Valuation Technique	FV as of March 31, 2023	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$3,776	Discount rate	48.8%
			Estimated number of years	11 years
Corporate debt	DCF	400	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	962	Discount rate	58.8%
			Estimated number of years	9 years
		$5,138
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended March 31, 2024 and March 31, 2023:

Trading securities
Balance as of March 31, 2022 (Recasted)	$9,142

Reclassification to Level 2	(1,339)
Sale of investments that use Level 3 inputs	(5,213)
Purchase of investments that use Level 3 inputs	2,604
Revaluation of investments that use Level 3 inputs	(56)
Balance as of March 31, 2023	$5,138

Reclassification to Level 2	(32)
Deconsolidation of Freedom UA securities	(3,927)
Sale of investments that use Level 3 inputs	(15,856)
Purchase of investments that use Level 3 inputs	35,807
Revaluation of investments that use Level 3 inputs	(132)
Reclassification to investment in associate	(556)
Balance as of March 31, 2024	$20,442

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of March 31, 2024 and 2023:

	March 31, 2024
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$172,689	$(61)	$940	$173,568	2024 - 2039
Non-US sovereign debt	29,121	(352)	(1,753)	27,016	2024 - indefinite
U.S. sovereign debt	16,767	—	(730)	16,037	2027 - 2044
Total available-for-sale securities, at fair value	$218,577	$(413)	$(1,543)	$216,621

	March 31, 2023
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$192,167	$(402)	$(683)	$191,082	2023 - 2035
Non-US sovereign debt	42,456	—	(2,294)	40,162	2024 - indefinite
U.S. sovereign debt	8,391	—	(582)	7,809	2023-2044
Total available-for-sale securities, at fair value	$243,014	$(402)	$(3,559)	$239,053

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 - MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables, as of March 31, 2024 and March 31, 2023, consisted of:

	March 31, 2024	March 31, 2023

Margin lending receivables	$1,635,377	$361,684
Bank commissions receivable	11,574	6,035
Bond coupon receivable and dividends accrued	5,429	1,000
Receivables from payment processing services	5,351	128
Receivables from brokerage clients	2,603	7,302
Receivable for underwriting and market-making services	1,278	2,317
Other receivables	10,653	10,370

Allowance for receivables	(11,990)	(12,507)

Total margin lending, brokerage and other receivables, net	$1,660,275	$376,329
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
The fair value of collateral received by the Group under margin loans as of March 31, 2024, and March 31, 2023 was $7,579,057 and $1,418,129, respectively. As of March 31, 2024 сollateral from single counterparty comprised $2,516,108, 33% from total collateral. Where margin lending receivable from single counterparty comprised $399,196.
As of March 31, 2024 There were no margin lending, brokerage and other receivables due from a single related party customer. As of March 31, 2023, margin lending, brokerage and other receivables due from a single related party customer were $290,195, representing 78% of total margin lending, brokerage and other receivables, net. Approximately 98% of this balance as of March 31, 2023 was due from FST Belize, a company owned by the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov. Based on historical data, the Group considers receivables due from related parties fully collectible.
For both individual and institutional brokerage clients, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the client or may use such financial instruments for our own account or the account of another client. The Group maintain omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of ours.
As of March 31, 2024 and March 31, 2023, the margin lending receivables balance from FST Belize was fully collateralized by its customer-owned cash and market securities held by the Group, including $— and $37.1 margin lending receivables collateralized by FRHC securities, respectively. Margin requirements refer to the amount of collateral that the Group requires the client to deposit in order to conclude a margin transaction. These requirements are put in place to ensure that the Group has sufficient funds to cover potential losses on the margin transaction. The specific margin requirements may vary depending on the specific asset involved in the margin transaction, but generally the higher level of risk assessed by the Group, the higher the margin requirement.
As of March 31, 2024 and March 31, 2023 using historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $11,990 and $12,507 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 - LOANS ISSUED
Loans issued as of March 31, 2024, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$741,312	April, 2024 - March, 2049	10.3%	$740,462	KZT
Car loans	262,708	April, 2024 - March, 2031	23.9%	259,755	KZT
Uncollateralized bank customer loans	245,188	April, 2024 - March, 2044	27.4%	—	KZT
Right of claim for purchased retail loans	146,152	April, 2024 - March, 2029	15.0%	146,152	KZT
Collateralized bank customer loans	22,299	June, 2024 - July, 2043	19.1%	22,270	KZT
Subordinated loan	5,037	December, 2025	3.0%	—	USD
Other	2,638	April, 2024 - January, 2029	18.6%/15.0%/2.5%	18	KZT/USD/EUR

Allowance for loans issued	(43,619)

Total loans issued	$1,381,715

The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the mortgage loans to the Program Operator. The proceeds received from these transfers are presented within funds received under state program for financing of mortgage loans in the Consolidated Statements of Cash Flows. Under this program, borrowers can receive a mortgage at an interest rate of 7% for 20 years, and the interest payments received by the Group are recognized as interest income in the Group’s Consolidated Statements of Operations and Statements of Other Comprehensive Income. In accordance with the program and trust management agreement for the program, Group services the transferred loans and remits all repayments of principal it receives plus 4% of the 7% interest received to the Program Operator. The interest paid to the Program Operator is recognized as interest expense in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. The remaining 3% of the 7% interest is retained by Group. Under the program and trust management agreement, Group is required to repurchase the rights to make claims on the transferred loans when either loan principal repayments or interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loans’ nominal value and is presented within repurchase of mortgage loans under the State Program in the Consolidated Statements of Cash Flows.

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 4% interest annual as described above. As of March 31, 2024 and March 31, 2023, the corresponding liability amounted to $521,885 and $440,805, respectively.

As of March 31, 2024 and March 31, 2023, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $532,389 and $463,114, respectively, were presented within loans issued in the Consolidated Balance Sheets.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the consolidated balance sheets within the loans issued. As of March 31, 2024 and March 31, 2023, right of claims for purchased retail loans in the amount of $146,152 and $121,177, respectively.

The total accrued interest for loans issued amounted $8,327 as of March 31, 2024 and $3,548 as of March 31, 2023.
Loans issued as of March 31, 2023, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$534,154	April, 2023 - March, 2048	9.0%	534,154	KZT
Right of claims for purchased retail loans	121,177	April, 2023 - March, 2027	15.0%	121,177	KZT
Car loans	102,269	April, 2023 - April, 2030	25.0%	102,247	KZT
Uncollateralized bank customer loans	46,970	April, 2023 - March, 2043	25.0%	—	KZT
Collateralized bank customer loans	17,653	May, 2023 - March, 2028	2.0%	17,636	KZT/RUB
Subordinated loan	5,039	December, 2025	3.0%	—	USD
Loans issued to policyholders	1,488	June, 2023 - February, 2024	15.0%	1,752	KZT
Other	300	March, 2024 - September, 2029	2.0%	—	EUR

Allowance for loans issued	(2,792)

Total loans issued	$826,258
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

Loans “not credit impaired” under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as “with significant increase in credit risk” represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the presence of overdue debt on principal and interest for a period of more than 30 days or the absolute probability of default

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
threshold PD exceeds 20%. Agreements classified as “credit impaired” represent loans for which at the reporting date there are signs of impairment, the borrower has been in default for 90 or more days for individuals and 60 or more days for legal entities, the borrower for the last 6 months for individuals and 12 months for legal entities restructured the contract due to the deterioration of the financial condition, the borrower is recognized as credit impaired, the presence of a sign of default, a sign of bankruptcy, the deterioration of the financial performance of the borrower, the presence of other information indicating the presence of a high credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of March 31, 2024. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Mortgage loans	$241,848	$458,401	$41,063	$—	$—	$—	$—	$741,312
that are not credit impaired	240,974	454,933	40,784	—	—	—	—	736,691
with significant increase in credit risk	676	2,415	111	—	—	—	—	3,202
that are credit impaired	198	1,053	168	—	—	—	—	1,419
Car loans	196,305	66,403	—	—	—	—	—	262,708
that are not credit impaired	193,302	55,427	—	—	—	—	—	248,729
with significant increase in credit risk	1,590	2,232	—	—	—	—	—	3,822
that are credit impaired	1,413	8,744	—	—	—	—	—	10,157
Uncollateralized bank customer loans	210,612	34,568	8	—	—	—	—	245,188
that are not credit impaired	200,211	30,337	—	—	—	—	—	230,548
with significant increase in credit risk	4,715	1,072	—	—	—	—	—	5,787
that are credit impaired	5,686	3,159	8	—	—	—	—	8,853
Right of claim for purchased retail loans	130,291	15,694	167	—	—	—	—	146,152
that are not credit impaired	130,291	15,694	167	—	—	—	—	146,152
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	21,972	327	—	—	—	—	—	22,299
that are not credit impaired	21,796	327	—	—	—	—	—	22,123
with significant increase in credit risk	89	—	—	—	—	—	—	89
that are credit impaired	87	—	—	—	—	—	—	87
Subordinated loan	—	5,037	—	—	—	—	—	5,037
that are not credit impaired	—	5,037	—	—	—	—	—	5,037
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	2,404	165	69	—	—	—	—	2,638
that are not credit impaired	2,395	165	69	—	—	—	—	2,629
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	9	—	—	—	—	—	—	9
Total	$803,432	$580,595	$41,307	$—	$—	$—	$—	$1,425,334

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2023.

	March 31, 2023
	That are not credit impaired	With significant increase in credit risk	That are credit impaired	Total
Mortgage loans	$532,621	$1,505	$28	$534,154
Right of claim for purchased retail loans	121,055	122	—	121,177
Car loans	102,269	—	—	102,269
Uncollateralized Bank customer loans	46,882	81	7	46,970
Collateralized Bank customer loans	17,653	—	—	17,653
Subordinated loan	5,039	—	—	5,039
Loans issued to policyholders	1,488	—	—	1,488
Other	300	—	—	300
Total loans	$827,307	$1,708	$35	$829,050

Aging analysis of past due loans as of March 31, 2024 and March 31, 2023, is as follows:

	March 31, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,133	$1,069	$1,419	$736,691	$741,312
Car loans	2,167	1,655	10,157	248,729	262,708
Uncollateralized bank customer loans	3,576	2,211	8,853	230,548	245,188
Right of claim for purchased retail loans	—	—	—	146,152	146,152
Collateralized bank customer loans	—	89	87	22,123	22,299
Subordinated loan	—	—	—	5,037	5,037
Other	—	—	9	2,629	2,638
Total	$7,876	$5,024	$20,525	$1,391,909	$1,425,334

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$1,265	$240	$28	$532,621	$534,154
Right of claims for purchased retail loans	123	—	—	121,054	121,177
Car loans	—	—	—	102,269	102,269
Uncollateralized bank customer loans	73	8	7	46,882	46,970
Collateralized Bank customer loans	—	—	—	17,653	17,653
Subordinated loan	—	—	—	5,039	5,039
Loans issued to policyholders	—	—	—	1,488	1,488
Other	—	—	—	300	300
Total	$1,461	$248	$35	$827,306	$829,050
The activity in the allowance for credit losses as of March 31, 2024 and March 31, 2023 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(2,361)	(22,464)	(115)	(15,014)	(13,334)	(31)	(53,319)
Recoveries	2,132	10,795	71	8,181	17,095	—	38,274
Forex	(34)	(298)	(1)	(209)	(45)	—	(587)
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
April 1, 2022	$(305)	$(16)	$—	$—	$(1,308)	$—	$(1,629)
Charges	(3,616)	(3,450)	(39)	(5,187)	(16,778)	—	(29,070)
Recoveries	3,381	3,238	39	4,443	16,878	—	27,979
Forex	(14)	(5)	—	(14)	(39)	—	(72)
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 - INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, Tajikistan, Turkey, the United Arab Emirates, the United Kingdom and the United States of America.
The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2024 and March 31, 2023, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
As of March 31, 2024 and March 31, 2023, deferred tax assets and liabilities of the Company were comprised of the following:

	Year ended March 31, 2024	Year ended March 31, 2023

Deferred tax assets:
Revaluation on trading securities	$454	$—
Tax losses carryforward	3,809	1,548
Accrued liabilities	—	933
Provision for impairment losses	8,210	2,079
Deferred tax assets	$12,473	$4,560

Deferred tax liabilities:
Revaluation on trading securities	$1,447	$29
Fixed and Intangible Assets	7,535	2,457
Other liabilities	335	326
Deferred tax liabilities	$9,317	$2,812

Net deferred tax assets	$3,222	$2,442
Net deferred tax liabilities	$66	$694
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the amount computed by multiplying income before provision for income taxes at the 21%income tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

Income before income tax at 21%	$91,428	$49,547	$76,376
Global intangible low taxed income	60,323	39,139	31,194
Permanent differences	58,872	14,096	(2,567)
Subpart F Income	6,887	4,732	—
Stock based compensation	4,601	2,039	3,090
Provision for impairment losses	—	—	(13)
Valuation allowance	—	—	(316)
Foreign tax rate differential	(17,665)	(13,089)	(18,544)
Foreign tax credit	(14,915)	(18,423)	(16,200)
Nontaxable gains	(129,112)	(35,265)	(34,450)
Income tax expense	$60,419	$42,776	$38,570

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2024 and 2023, income tax expense was comprised of the following:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

Current income tax charge
Federal	34,623	22,387	15,184
Foreign	24,573	21,406	27,381
	59,196	43,793	42,565
Deferred income tax charge
Federal	3,695	(2,606)	(2,191)
Foreign	(2,472)	1,589	(1,804)
	1,223	(1,017)	(3,995)
Income tax expense	$60,419	$42,776	$38,570
During the years ended March 31, 2024, March 31, 2023 and March 31, 2022, the Company realized net income before income tax $435,371, $235,938 and $363,693, respectively. During the same periods, the Company's effective tax rate was equal to 13.9%, 18.1% and 10.6%, respectively. Tax years ended from March 31, 2024 to March 31, 2020 are remains subject to examination by major tax jurisdictions.
Income before income taxes includes the following components:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

United States	$(66,053)	$(26,383)	$(8,012)
Foreign	501,424	262,321	371,705
Net income before income tax	$435,371	$235,938	$363,693
As of March 31, 2024, the Company had undistributed earnings of certain foreign subsidiaries of $801,099. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.
Tax loss carryforwards as of March 31, 2024 and March 31, 2023, was $30,472 and $12,384, respectively, in Cyprus.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 - FIXED ASSETS, NET
As of March 31, 2024 and 2023, fixed assets, net of the Company included the following:

	March 31, 2024	March 31, 2023

Buildings	$25,241	$19,569
Office equipment	18,552	11,004
Processing and storage data centers	13,316	10,793
Land	10,938	9,106
Furniture	9,234	6,633
Construction in progress	8,165	—
Capital expenditures on leasehold improvements	7,941	3,288
Vehicles	1,591	1,516
Other	2,985	1,428

Less: Accumulated depreciation	(14,961)	(9,320)

Total fixed assets, net	$83,002	$54,017
Depreciation expense totaled $6,806, $4,083 and $2,270 for the years ended March 31, 2024, 2023 and 2022 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 11 - INTANGIBLE ASSETS, NET
As of March 31, 2024 and 2023, intangible assets, net of the Company included the following:

		March 31, 2024		March 31, 2023

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Trademark	6 years	$22,118	$(3,672)	$—	$—
Software	16 years	15,599	(3,145)	6,140	(992)
Client base	6 years	9,043	(3,057)	5,264	(1,707)
Licenses	23 years	8,447	(1,269)	4,977	(489)
Value added business	37 years	5,058	(2,476)	5,058	(2,355)
Other intangible assets	13 years	1,098	(76)	2,074	(355)
Total		$61,363	$(13,695)	$23,513	$(5,898)

Total intangible assets, net		$47,668		$17,615

Aggregate Amortization Expense
For year ended 31.03.2024	$7,797
Estimated Amortization Expense
For year ended 31.03.2025	$7,865
For year ended 31.03.2026	$7,894
For year ended 31.03.2027	$7,766
For year ended 31.03.2028	$7,775
For year ended 31.03.2029	$7,624
Amortization expense totaled $7,797, $1,054 and $1,146 for the years ended March 31, 2024, 2023 and 2022 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 - OTHER ASSETS, NET
As of March 31, 2024 and 2023, other assets, net of the Company included the following:

	March 31, 2024	March 31, 2023

Advances paid	$29,251	$12,553
Deferred acquisition costs	28,259	17,495
Prepayments on acquisition	26,614	23,428
Taxes other than income taxes	4,919	5,908
Deferred tax assets	3,222	2,442
Current income tax asset	1,008	1,529
Rent guarantee deposit	815	363
Investments in joint ventures and associated companies	372	4,000
Assets held for sale	146	—
Other	7,808	5,745

Total other assets	102,414	73,463

Allowance for other assets	—	—

Other assets, net	$102,414	$73,463

NOTE 13 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2024 and 2023, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	13.78%	$1,545,080	$259,948	$1,805,028
Corporate debt	13.84%	923,752	14,644	938,396
US sovereign debt	3.06%	13,172	—	13,172
Total securities sold under repurchase agreements		$2,482,004	$274,592	$2,756,596

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

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
The fair value of collateral pledged under repurchase agreements as of March 31, 2024 and 2023, was $2,753,601 and $1,519,926, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of March 31, 2024 and 2023, securities repurchase agreement obligations included accrued interest in the amount of $11,684 and $25,179, with a weighted average maturity of 12 days and 11 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 14 - CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of March 31, 2024, and March 31, 2023, customer liabilities consisted of:

	March 31, 2024		March 31, 2023

	Amount	Interest rate	Amount	Interest rate
Interest-bearing deposits:
Term deposits	$1,221,072	0.04% -17.3%	$832,751	0.10%-16.9%
Total Interest-bearing deposits	$1,221,072		$832,751

Non-interest-bearing deposits:
Brokerage customers	$742,902		$633,542
Current customer accounts	$309,856		458,954
Total non-interest-bearing accounts	$1,052,758		$1,092,496

Total customer liabilities	2,273,830		1,925,247

In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $45 to each customer. As at March 31, 2024 and March 31, 2023, the Group had total amounts in excess of insured bank time deposits of $600,972 and $539,411 for all customers, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 - MARGIN LENDING AND TRADE PAYABLES
As of March 31, 2024 and 2023, margin lending and trade payables of the Group were comprised of the following:

	March 31, 2024	March 31, 2023

Margin lending payable	$839,454	$117,144
Payables to merchants	13,475	382
Payables to suppliers of goods and services	10,525	2,965
Trade payable for securities purchased	485	482
Other	3,941	1,927
Total margin lending and trade payables	$867,880	$122,900
As of March 31, 2024 there were no margin lending payable to any related party. As of March 31, 2023, margin lending payable to a single related party amounted to $3,239, which represented 3% of the total margin lending payable.
The fair value of collateral by the Group under margin loans as of March 31, 2024, and 2023 was $2,400,361 and $164,861, respectively.
NOTE 16 - DEBT SECURITIES ISSUED
As of March 31, 2024 and 2023, outstanding debt securities of the Company included the following:

	March 31, 2024	March 31, 2023	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2028	$200,386	$—	1-2 years: 12% 3-5years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	64,546	58,582	5.5%	October, 2021	October, 2026
Accrued interest	2,319	1,443
Total debt securities issued	$267,251	$60,025
The Group’s debt securities as of March 31, 2024, consisted of $64,546 Freedom SPC bonds due 2026 and $200,386 Freedom SPC bonds due 2028. The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest payments are duly semi-annually in April and October. The proceeds from the issuance of such bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The loan has the same interest rate and maturity date as the bonds.
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12%, and for subsequent years the interest rate will be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no covenants to comply with in its debt securities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 - INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of March 31, 2024, and March 31, 2023, insurance and reinsurance receivables of the Group were comprised of the following:

	March 31, 2024	March 31, 2023
Assets:

Amounts due from policyholders	$10,260	$9,699
Amounts due from reinsured	2,274	555
Claims receivable from reinsurance	1,400	1,087
Advances paid for reinsurance	3,231	—
Less provision for impairment losses	(1,045)	(1,325)
Insurance and reinsurance receivables:	16,120	10,016

Unearned premium reserve, reinsurers’ share	4,770	2,379
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	4,032	1,390

Total	$24,922	$13,785
As of March 31, 2024, and March 31, 2023, the premium receivables from policyholders increased due to the expansion of operations.
As of March 31, 2024, and March 31, 2023, insurance and reinsurance payables of the Company was comprised of the following:

	March 31, 2024	March 31, 2023
Liabilities:

Amounts payable to agents and brokers	$6,334	$2,466
Amounts payable to reinsurers	4,294	2,002
Amounts payable to insured	2,771	1,807
Insurance and reinsurance payables:	13,399	6,275

Unearned premium reserve	60,088	43,082
Reserves for claims and claims’ adjustment expenses	223,693	133,145

Total	$297,180	$182,502
As of March 31, 2024, and March 31, 2023, liabilities from insurance activity mainly changed due to the increase of reserves for claims and claim's adjustment expenses, unearned premium reserve and the amount payable to agents and brokers as a result of the expansion of operations.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 - OTHER LIABILITIES
As of March 31, 2024 and 2023, other liabilities of the Company included the following:

	March 31, 2024	March 31, 2023

Salaries and other employee benefits	$15,660	$4,970
Loans received	9,469	1
Payable to suppliers	9,391	3,623
Vacation reserve	9,121	3,261
Other advances received	3,867	—
Taxes payable other than income tax	3,852	2,782
Outstanding settlements operations	3,455	—
Deferred distribution payments	156	156
Deferred income tax liabilities	66	694
Payable for acquisition	—	7,188
Other	26,523	7,385
Total other liabilities	$81,560	$30,060

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 19 - FEE AND COMMISSION INCOME
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
Bank Services
The Group earns revenue from two primary streams related to commissions from bank services:

•The Group earns bank commissions by executing client order for money transfer, purchase and sale of foreign currency, and other bank services. A substantial portion of the Group's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Commission revenue is collected and recognized by the Company at a point in time at the execution of the order.
•Interchange — The Group acts as an agent between customers and international payment systems, such as VISA and MasterCard. When using third-party payment platforms or networks, the Group is an agent for the payment processing services to retail customers and. therefore, revenue is recognized on a net basis, as the Group is not primarily responsible for fulfilling the payment processing on third parties' payment platforms/networks and has no discretion in establishing the selling price of the payment processing service to the retail customer on third party payment platforms/networks. Fees from customers using third-party payment platform are earned for processing debit card transactions.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Payment Processing
The Group earns revenue from two primary streams related to payment processing:
•Commissions from payment processing services, which include activities such as authorization, clearing, and settlement of electronic payments. The Company recognizes revenue at the time when the payment card transaction is completed. These services are typically provided under a commission rate from amounts of transactions. Fees are typically billed and paid monthly.
•Provision of IT infrastructure to merchants to facilitate payments. The Company recognizes revenue at the time when the performance obligation is satisfied – as soon as payments are facilitated. These services are typically provided under a commission rate from amounts of facilitated payments. Fees are typically billed and paid monthly.

Underwriting and market-making services

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

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of March 31, 2024, March 31, 2023 and March 31, 2022 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of March 31, 2024, March 31, 2023 and March 31, 2022 contract liability balances were not material.

During the year ended March 31, 2024, March 31, 2023 and March 31, 2022 fee and commission income was comprised of:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$333,383	$—	$—	$—	$333,383
Commission income from payment processing	—	—	—	41,659	41,659
Bank services	—	25,180	—	—	25,180
Underwriting and market-making services	18,801	—	—	—	18,801
Other fee and commission income	297	1,056	296	19,661	21,310
Total fee and commission income	$352,481	$26,236	$296	$61,320	$440,333

	Year ended March 31, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$286,732	$—	$—	$—	$286,732
Bank services	—	17,964	—	—	17,964
Underwriting and market-making services	11,948	—	—	—	11,948
Commission income from payment processing	—	—	—	6,385	6,385
Other fee and commission income	390	244	128	3,424	4,186
Total fee and commission income	$299,070	$18,208	$128	$9,809	$327,215

	Year ended March 31, 2022
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$318,698	$—	$—	$—	$318,698
Bank services	—	6,727	—	—	6,727
Underwriting and market-making services	5,963	—	—	—	5,963
Other fee and commission income	2,391	273	83	1,076	3,823
Total fee and commission income	$327,052	$7,000	$83	$1,076	$335,211

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 20 - NET GAIN ON TRADING SECURITIES
For years ended March 31, 2024, 2023 and 2022 net gain on trading securities included the following:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$95,729	$107,310	$(50,987)
Net gain/(loss) recognized during the period on trading securities sold during the period	38,125	(36,226)	206,239
Net gain recognized during the period on trading securities	$133,854	$71,084	$155,252
During the year ended March 31, 2024, the Group sold securities for a gain of $38,125 and recognized unrealized gain in the amount of $95,729. The principal factor contributing to the unrealized net gain is the growth in prices of debt securities within the Ministry of Finance of the Republic of Kazakhstan. During the year ended March 31, 2023 the Group sold securities for a loss of $36,226 and recognized unrealized gain in the amount of $107,310.
NOTE 21 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022
Interest income:
Interest income on trading securities	$426,428	$178,288	$78,327
Interest income on loans to customers	176,539	43,486	4,617
Interest income on margin loans to customers	175,571	34,558	14,164
Interest income on securities available-for-sale	32,821	27,003	22,437
Interest income on reverse repurchase agreements and amounts due from banks	16,865	9,836	1,658
Other interest income	—	1,524	406
Total interest income	$828,224	$294,695	$121,609

Interest expense:
Interest expense on securities repurchase agreement obligations	$402,665	$158,595	$58,229
Interest expense on customer accounts and deposits	70,778	40,335	16,336
Interest expense on margin lending payable	16,990	6,635	—
Interest expense on debt securities issued	10,356	3,085	1,822
Other interest expense	322	297	560
Total interest expense	$501,111	$208,947	$76,947

Net interest income	$327,113	$85,748	$44,662

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 22 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

Sales and purchases of foreign currency, dealing	$67,490	$45,963	$(4,057)
Translation of financial assets and financial liabilities	4,755	6,191	7,848
Total net gain on foreign exchange operations	$72,245	$52,154	$3,791
NOTE 23 - NET (LOSS)/GAIN ON DERIVATIVES
For years ended March 31, 2024, 2023 and 2022 net (loss)/gain on derivatives included the following:

	Year ended March 31, 2024	Year ended March 31, 2023	Year ended March 31, 2022

Net realized (loss)/gain on derivatives	$(100,785)	$(64,838)	$946
Net unrealized (loss)/gain on derivatives	(3,009)	12	—
Total net (loss)/gain on derivatives	$(103,794)	$(64,826)	$946
During the year ended March 31, 2024, the Group recognized net loss on derivatives in the amount of $103,794, which included unrealized loss on derivatives in the amount of $3,009 and realized loss on derivatives in the amount of $100,785 as a result of engaging in currency swaps. During the year ended March 31, 2023, the Group recognized net loss on derivatives in the amount of $64,826. During the year ended March 31, 2022, the Group recognized net gain on derivatives in the amount of $946.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 - RELATED PARTY TRANSACTIONS

	Year ended March 31, 2024		Year ended March 31, 2023
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$203	$545,084	$35,549	$581,417
Companies controlled by management	203		35,549
Restricted cash	$—	$462,637	$114,885	$445,528
Companies controlled by management	—		114,885
Trading securities	$1,326	$3,688,620	$556	$2,412,556
Companies controlled by management	1,326		556
Margin lending, brokerage and other receivables, net	$22,039	$1,660,275	$295,611	$376,329
Management	8,849		4,209
Companies controlled by management	13,190		291,402
Loans issued	$147,440	$1,381,715	$121,316	$826,258
Management	117		139
Companies controlled by management	147,323		121,177
Other assets, net	$5,257	$102,414	$16,102	$73,463
Companies controlled by management	5,257		16,102

LIABILITIES
Customer liabilities	$44,127	$2,273,830	$130,210	$1,925,247
Management	12,604		19,789
Companies controlled by management	31,253		110,253
Other	270		168
Margin lending and trade payables	$507	$867,880	$3,721	$122,900
Management	226		227
Companies controlled by management	281		3,494
Liabilities from insurance activity	$470	$297,180	$34	$182,502
Companies controlled by management	470		34
Other liabilities	$9,854	$81,560	$46	$30,060
Management	7,947		—
Companies controlled by management	1,907		46

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024		Year ended March 31, 2023		Year ended March 31, 2022
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$65,972	$440,333	$199,235	$327,215	$291,163	$335,211
Management	935		806		729
Companies controlled by management	65,035		198,428		290,434
Other	2		1		—
Interest income	$24,941	$828,224	$23,191	$294,695	$10,191	$121,609
Management	665		18		—
Companies controlled by management	24,276		23,173		10,191

Expense:
Fee and commission expense	$127	$154,351	$2,988	$65,660	$16,307	$85,909
Companies controlled by management	127		2,988		16,307
Interest expense	$955	$501,111	$1,578	$208,947	$217	$76,947
Management	307		431		1
Companies controlled by management	642		1,146		216
Other	6		1		—
General and administrative expenses	$10,341	$120,888	$2,953	$59,971	$790	$23,533
Management	587		808		—
Companies controlled by management	9,754		2,145		790
During the years ended March 31, 2024 and 2023, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Group through a client omnibus accounts at Freedom EU.

Fee and commission income earned from related parties is comprised primarily of brokerage commissions principally FST Belize. Fee and commission income earned from FST Belize principally consists of fees and commissions paid by FST Belize to Freedom EU to execute trades requested by brokerage customers of FST Belize, as well as commissions paid by FST Belize for order flow, which is net compensation received from firms to which the Company's broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. For the year ended March 31, 2024 and 2023 fee and commission income from FST Belize accounted for approximately 93% and 99% of the Group's total related party fee and commission income. The decrease in fee and commission income generated from FST Belize as a percentage of our total fee and commission income between the year ended March 31, 2024 and 2023 was due to a decrease in the volume of trading activity by FST Belize through its omnibus accounts with us between the respective periods, as a result of ongoing joint efforts by us and FST Belize to encourage clients of FST Belize to open accounts at Freedom Global and Freedom Armenia and conduct ongoing trading through such accounts, consistent with our strategy to reduce the volume of business that was being conducted involving FST Belize.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Interest income earned from related parties is comprised entirely of interest income from FST Belize, principally interest income from margin lending. During the years ended March 31, 2024 and 2023, the Group earned interest income generated from FST Belize accounted for approximately 93% and 100% of the Company's total related party interest income for the years ended March 31, 2024 and 2023.
Margin lending, brokerage and other receivables from related parties principally represent margin lending receivables in respect of margin loans granted by Freedom EU to FST Belize. As of March 31, 2024 and March 31, 2023, the Group's margin lending receivables from FST Belize accounted for —% and 98% of the Group's total margin lending, brokerage and other receivables from related parties. The decrease in margin lending and brokerage receivables due from FST Belize was attributable to a significant reduction in the volume of business we conducted involving FST Belize between the two dates, consistent with our plan to ultimately eliminate our omnibus brokerage arrangement with FST Belize.

As of March 31, 2024 and March 31, 2023, 2% and 18%, respectively, of the Group's customer liabilities were deposits from FST Belize held by Freedom EU related to brokerage services provided by Freedom EU to FST Belize. Part of these deposits as of March 31, 2024 represent funds retained as proceeds following the closing of margin lending and short positions by FST Belize in connection with FST Belize closing its positions in its omnibus accounts of Freedom EU, consistent with our plan to ultimately eliminate our omnibus brokerage arrangement with FST Belize.
As of March 31, 2024, and March 31, 2023 the Group had loans issued which included uncollateralized bank customer loans purchased from a related party, FFIN Credit a company outside of the FRHC group which is controlled by Timur Turlov.
Margin lending, brokerage and related banking services were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 25 - STOCKHOLDERS' EQUITY
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

During the years ended March 31, 2024 and 2023, Timur Turlov made a capital contribution to the Company in the amount of $— and $677, respectively.

During the year ended March 31, 2023 the Company completed a placement 59,763 shares of its common stock. The shares of common stock were used for purchase of LD Micro.
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
On March 1, 2024, the Company awarded a stock grant totaling 217,295 shares of its common stock, which vested on the date of the award.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
On March 1, 2024, the Company awarded a restricted stock grant totaling 661,205 shares of its common stock. Of the 563,205 shares awarded pursuant to the restricted stock grant awards, 127,641 shares vest on January 25, 2025, 127,641 shares vest on January 25, 2026, 122,241 shares vest on January 25, 2027 and 122,241 shares vest on January 25, 2028 and 122,241 shares vest on January 25, 2029 .
NOTE 26 - STOCK BASED COMPENSATION
The compensation expense related to restricted stock awards was $22,719 during the year ended March 31, 2024, and $11,038 during the year ended March 31, 2023. As of March 31, 2024, there was $46,935 of total unrecognized compensation cost related to non-vested shares of stock awarded. The cost is expected to be recognized over a weighted average period of 4.78 years. The compensation expense related to stock awards, which vested on the date of the award was $16,488 during the year ended March 31, 2024, and $2,880 during the year ended March 31, 2023.
The Company has determined the fair value of shares awarded during the year ended March 31, 2024, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	4.91
Volatility	36.55%
Risk-free rate	4.18%
The table below summarizes the activity for the Company's stock awards outstanding during the year ended March 31, 2024:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2023	467,058	18,035
Granted	878,500	61,734
Vested	(357,853)	(21,936)
Forfeited/cancelled/expired	(4,500)	(235)
Outstanding, March 31, 2024	983,205	57,598
NOTE 27 - LEASES
At March 31, 2024, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. The Group's primary involvement with leases is in the capacity as a lessee where a Group lease premises to support its business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and right-of-use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Certain of these leases also have extension or termination options,

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and the Company assess the likelihood of exercising such options. If it is reasonably certain that the Group will exercise the options to extend, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2024:

	Classification on Balance Sheet	March 31, 2024	March 31, 2023
Assets
Operating lease assets	Right-of-use assets	$36,324	$30,345
Total lease assets		$36,324	$30,345

Liabilities
Operating lease liability	Lease liability	$35,794	$30,320
Total lease liability		$35,794	$30,320
The following table presents as of March 31, 2024, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2025	$11,377
2026	11,415
2027	10,258
2028	6,715
2029	1,839
Thereafter	2,803
Total payments	44,407
Less: amounts representing interest	(8,613)
Lease liability, net	$35,794
Weighted average remaining lease term (in months)	29
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of March 31, 2024 and March 31, 2023 was approximately $2,014 and $457, respectively. The Group's rent expense for office space was $3,197 for the year ended March 31, 2024 and $2,038 for the year ended March 31, 2023.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.
NOTE 28 - ACQUISITIONS OF SUBSIDIARIES
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
As of April 26, 2023, the date of the acquisition of Aviata, the fair value of net assets of Aviata was $9,523. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of April 26, 2023

ASSETS:
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
The fair value of Arbuz on the date of the acquisition was $11,685. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of May 22, 2023

ASSETS
Cash and cash equivalents	$731
Brokerage and other receivables	591
Fixed assets	2,383
Intangible assets	15,154
Loans issued	157
Right-of-use assets	1,097
Other assets	5,002
TOTAL ASSETS	25,115

LIABILITIES
Trade payables	2,559
Current tax liabilities	11
Lease liability	1,186
Other liabilities	9,674
TOTAL LIABILITIES	13,430

Net assets acquired	11,685

Goodwill	14,961

Purchase price	13,281
Revaluation of purchase price previously held interest	1,040
Fair value of NCI	12,325
Total purchase price	$26,646
Acquisition of ReKassa
As of July 26, 2023 the Company completed the acquisition of ReKassa by purchasing 90% of its authorized capital. The Company acquired ReKassa in order to accelerate its growth in digital sector. The fair value of net assets of ReKassa was $2,555. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of July 26, 2023

ASSETS
Cash and cash equivalents	$654
Brokerage and other receivables	125
Loans issued	177
Fixed assets	14
Intangible assets	1,680
Other assets	11
TOTAL ASSETS	2,661

LIABILITIES
Trade payables	15
Lease liabilities	42
Other liabilities	49
TOTAL LIABILITIES	106

Net assets acquired	2,555

Goodwill	560

Purchase price	2,600
Non-cash consideration	259
Fair value of NCI	256
Total purchase price	$3,115
Acquisition of DITel
As of January 9, 2024 the Company completed the acquisition of DItel by purchasing 100% of its authorized capital.

The Company acquired DItel as part of its strategy to enter the telecommunications sector in Kazakhstan. The fair value of net assets of DItel was $ 1,056. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of January 9, 2024

ASSETS
Cash and cash equivalents	$3
Brokerage and other receivables	29
Fixed assets	132
Intangible assets	858
Other assets	62
TOTAL ASSETS	1,084

LIABILITIES
Trade payables	7
Other liabilities	21
TOTAL LIABILITIES	28

Net assets acquired	1,056

Goodwill	47

Total purchase price	$1,103
NOTE 29 - COMMITMENTS AND CONTINGENCIES
Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unused commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on Freedom Bank KZ's credit evaluation of the counterparty. The Company's maximum exposure to credit loss is represented by the contractual amount of these commitments.
Unused commitments under lines of credit
Unused commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. These commitments may mature without being fully funded.
Unused commitments under guarantees
Unused commitments under guarantees are conditional commitments issued by Freedom Bank KZ to provide bank guarantees to customers. These commitments may mature without being fully funded.
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of March 31, 2024 and 2023, were as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of March 31, 2024	As of March 31, 2023

Unused commitments under lines of credits and guarantees	$207,519	$20,617
Bank guarantees	9,012	7,001
Total	$216,531	$27,618
As of March 31, 2024, loans secured by cash constituted 95% of the unused commitments under lines of credit and guarantees.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 30 - SEGMENT REPORTING
The following tables summarize the Group's Statement of Operations by its reportable segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Year ended March 31, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$352,481	$26,236	$296	$61,320	$440,333
Net gain/(loss) on trading securities	33,483	87,459	14,114	(1,202)	133,854
Interest income	233,858	524,596	63,676	6,094	828,224
Insurance underwriting income	—	—	264,218	—	264,218
Net (loss)/gain on foreign exchange operations	(852)	78,174	(1,306)	(3,771)	72,245
Net (loss)/gain on derivative	(2,019)	(101,805)	—	30	(103,794)
TOTAL REVENUE, NET	616,951	614,660	340,998	62,471	1,635,080

Fee and commission expense	$24,740	$13,219	$103,346	$13,046	$154,351
Interest expense	89,732	368,286	29,965	13,128	501,111
Insurance claims incurred, net of reinsurance	—	—	139,561	—	139,561
Payroll and bonuses	71,077	48,953	18,796	42,197	181,023
Professional services	6,977	527	561	26,173	34,238
Stock compensation expense	11,352	6,124	2,755	2,488	22,719
Advertising expense	25,353	4,828	789	7,357	38,327
General and administrative expense	40,847	30,804	5,413	43,824	120,888
Allowance for expected credit losses	2,962	16,399	942	922	21,225
Other income, net	(5,003)	(1,210)	(3,603)	(3,918)	(13,734)
TOTAL EXPENSE	268,037	487,930	298,525	145,217	1,199,709

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$348,914	$126,730	$42,473	$(82,746)	$435,371

Income tax expense	(51,158)	(15,857)	(8,662)	15,258	(60,419)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$297,756	$110,873	$33,811	$(67,488)	$374,952

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$299,070	$18,208	$128	$9,809	$327,215
Net gain/(loss) on trading securities	20,736	55,437	16,063	(21,152)	71,084
Interest income	64,654	177,561	41,007	11,473	294,695
Insurance underwriting income	—	—	115,371	—	115,371
Net (loss)/gain on foreign exchange operations	(347)	59,190	(1,846)	(4,843)	52,154
Net gain/(loss) on derivative	463	(65,291)	—	2	(64,826)
TOTAL REVENUE, NET	384,576	245,105	170,723	(4,711)	795,693

Fee and commission expense	33,126	9,097	22,824	613	65,660
Interest expense	43,089	130,693	18,492	16,673	208,947
Insurance claims incurred, net of reinsurance	1	—	77,328	—	77,329
Payroll and bonuses	37,583	21,749	11,733	10,754	81,819
Professional services	4,978	466	580	10,982	17,006
Stock compensation expense	5,648	372	279	2,994	9,293
Advertising expense	9,063	3,251	1,191	554	14,059
General and administrative expense	32,906	13,671	5,024	8,370	59,971
Allowance for expected credit losses	16,911	8,773	1,071	2,364	29,119
Other (income)/expense, net	(904)	(230)	(2,346)	32	(3,448)
TOTAL EXPENSE	182,401	187,842	136,176	53,336	559,755

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$202,175	$57,263	$34,547	$(58,047)	$235,938

Income tax (expense)/benefit	(32,632)	(7,832)	(5,106)	2,794	(42,776)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$169,543	$49,431	$29,441	$(55,253)	$193,162

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2022
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$327,052	$7,000	$83	$1,076	$335,211
Net gain/(loss) on trading securities	32,376	19,204	(1,093)	104,765	155,252
Interest income	35,204	54,438	31,455	512	121,609
Insurance underwriting income	—	—	72,981	—	72,981
Net gain/(loss) on foreign exchange operations	1,249	2,439	1,812	(1,709)	3,791
Net (loss)/gain on derivative	(319)	1,265	—	—	946
TOTAL REVENUE, NET	395,562	84,346	105,238	104,644	689,790

Fee and commission expense	67,005	5,849	12,666	389	85,909
Interest expense	20,934	42,429	11,498	2,086	76,947
Insurance claims incurred, net of reinsurance	—	—	54,447	—	54,447
Payroll and bonuses	25,838	9,387	6,510	4,553	46,288
Professional services	2,885	749	558	8,490	12,682
Stock compensation expense	4,190	314	236	3,119	7,859
Advertising expense	9,647	378	1,857	34	11,916
General and administrative expense	11,970	4,840	4,788	1,935	23,533
Allowance for expected credit losses	89	2,120	293	—	2,502
Other (income)/expense, net	(110)	539	2,702	883	4,014
TOTAL EXPENSE	142,448	66,605	95,555	21,489	326,097

INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$253,114	$17,741	$9,683	$83,155	$363,693

Income tax expense	(27,810)	(655)	(41)	(10,064)	(38,570)
INCOME FROM CONTINUING OPERATIONS	$225,304	$17,086	$9,642	$73,091	$325,123

The following tables summarize the Company's total assets and total liabilities by its business segments. Intercompany balances have been eliminated for separate disclosure:

	March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,586,803	$4,939,626	$529,517	$245,984	$8,301,930
Total liabilities	1,973,887	4,389,745	402,865	368,475	7,134,972

Net assets	$612,916	$549,881	$126,652	$(122,491)	$1,166,958

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2023
	Brokerage	Banking	Insurance	Other	Total

Total assets	$1,212,163	$3,248,245	$470,337	$153,813	$5,084,558
Total liabilities	1,024,888	2,769,981	385,952	133,001	4,313,822

Net assets	$187,275	$478,264	$84,385	$20,812	$770,736
Brokerage
Companies in the Brokerage segment offer securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, underwriting and market-making services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Companies in the Brokerage segment also conduct proprietary securities trading.

The Group's services in this segment include providing clients with access to the world's largest stock exchanges and a gateway to global investment opportunities. Additionally, the Group's offerings in this segment include professional securities analytics, empowering clients with valuable insights and market intelligence to make informed investment decisions. To ensure a seamless experience, the Group provides user-friendly trading applications that offer convenience and flexibility.
Banking
Company in the Banking segment generates banking service fees by providing services that include lending, deposit services, payment card services, money transfers, correspondent accounts, supporting both individual and corporate clients with innovative digital financial solutions. To ensure a seamless experience, it provides user-friendly trading applications that offer convenience and flexibility. Companies in the Banking segment also conduct proprietary securities trading activities.
Insurance
Companies in the Insurance segment offer products including life insurance, obligatory insurance, tourist medical health insurance and auto insurance. These insurance products are designed to offer comprehensive coverage and tailored solutions to protect individuals, property, auto and businesses in the event of unforeseen events or risks. Companies in the Insurance segment also conduct proprietary securities trading activities.
Other

Activities of companies in the Other segment include provision of payment processing services, financial educational center services, financial intermediary center services, financial consulting services, administrative management services, telecommunication services information processing services, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce application.. The Other segment also includes transactions conducted by the Company in connection with repurchase agreements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 31 - STATUTORY CAPITAL REQUIREMENTS

The Company has two insurance subsidiaries operating in Kazakhstan: Freedom Life (a regulated life insurer) and Freedom Insurance (a regulated property and casualty insurance entity). The Law of the Republic of Kazakhstan No. 126-II "On Insurance Activities" (the "Insurance Law") is the main law regulating the insurance sector in Kazakhstan. It establishes a framework for insurance activities, registration and licensing of insurance companies and regulation of insurance activities by the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market (“ARDFM”).
Freedom Life and Freedom Insurance is required to notify and receive verbal approval from the ARDFM of any proposals to declare or pay a dividend on its share capital. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary’s realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of March 31, 2024 and 2023, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of March 31, 2024 and 2023, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); and (d) payment service provider in Kazakhstan is specially registered in such capacity with National Bank of the Republic of Kazakhstan, payment services providers in Uzbekistan and Kyrgyzstan hold licenses from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2024 for each of the regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom KZ	Brokerage	$107,064	$413	$106,651	$122,416
Freedom Bank KZ	Bank	329,738	196,594	133,144	193,376
Freedom Life	Life Insurance	50,757	12,395	38,362	57,085
Freedom EU	Brokerage	269,424	10,868	258,556	319,484
Freedom Insurance	Property and Casual Insurance	30,011	12,395	17,616	19,773
Freedom Global	Brokerage	16,428	12,352	4,076	117,468
Freedom Armenia ("Freedom AR")	Brokerage	7,317	763	6,554	6,447
Other regulated operating subsidiaries	Other	8,533	155	8,378	(11,665)
		$819,272	$245,935	$573,337	$824,385
According to the requirements of National Bank of Republic of Kazakhstan, the regulator of Freedom KZ and Freedom Life, capital is adjusted through subtraction of non-liquid assets. Consequently, it may result that net capital for regulatory purposes may be lower than retained earnings balances. As per capital requirements Freedom EU regulated by The Cyprus Securities and Exchange Commission and Freedom Global regulated by Astana Financial Services Authority, current year profit is not included within net capital for regulatory purposes, as profits can only be included in net capital after a statutory audit is completed.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2023 for each of the regulated entities that is material for our consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom KZ	Brokerage	$109,952	$817	$109,135	$118,213
Freedom Bank KZ	Bank	71,630	22,138	49,492	99,984
Freedom Life	Life Insurance	30,252	10,171	20,081	37,239
Freedom EU	Brokerage	28,597	7,759	20,838	185,918
Freedom Insurance	Property and Casual Insurance	21,888	10,171	11,717	3,159
Freedom Global	Brokerage	11,133	9,135	1,998	18,924
Freedom AR	Brokerage	1,001	774	227	(283)
Other regulated operating subsidiaries	Other	9,007	606	8,401	(21,514)
		$283,460	$61,571	$221,889	$441,640

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 32 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10-K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024 our disclosure controls and procedures were effective.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

In preparing our financial statements in connection with our Annual Report on Form 10-K for the year ended March 31, 2023, we previously identified material weaknesses in our internal control over financial reporting. Management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP. The Control Environment material weakness contributed to other material weaknesses, either individually or in the aggregate, related to the design of our controls over:

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

Our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing the material weaknesses. Throughout the year ended March 31, 2024, we designed and implemented improved financial reporting and entity level controls, including (a) providing training on U.S. GAAP to employees responsible for preparing the Consolidated Financial Statements; (b) implementing new or modifying existing controls over the preparation of the financial statements and (c) hiring additional employees and external consultants with appropriate qualifications and expertise in U.S. GAAP and in designing, maintaining and improving procedures and controls focused on the application of U.S. GAAP.

Based on these remediation actions, as well as testing the operating effectiveness of the applicable financial reporting controls over a sustained period of financial reporting cycles, we have concluded that the previously reported material weaknesses have been remediated as of March 31, 2024.

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

The Company acquired Aviata LLP and Arbuz Group LLP (together, the “Acquired Companies”) on April 26, 2023 and May 22, 2023 respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, the internal controls of the Acquired Companies, which represent total assets of $74,908 (or 1% of total consolidated assets) and total revenues of $9,403 (or 1% of total consolidated revenues) included in the consolidated financial statements of the Company as of and for the year ended March 31, 2024, respectively.

Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Deloitte LLP, an independent registered public accounting firm based in Kazakhstan, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Except for the changes discussed above, during the quarter ended on March 31, 2024, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
Item 9С. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with SEC (the "2024 Proxy Statement") within 120 days of the end of our fiscal year.
Item 10. Directors, Executive Officers and Corporate Governance
The information about security ownership of certain beneficial owners and management will be contained in the 2024 Proxy Statement and such information is incorporated herein by reference.
Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale, or any other disposition of the Company’s securities and material non-public information that are designed to promote compliance with insider trading laws, rules, regulations, and applicable Nasdaq standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. A copy of our insider trading policies and procedures is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information about security ownership of certain beneficial owners and management will be contained in the 2024 Proxy Statement and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about security ownership of certain beneficial owners and management will be contained in the 2024 Proxy Statement and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in the 2024 Proxy Statement and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in the 2024 Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(2)
4.02	Guarantee Agreement dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bond Program of Freedom Finance SPC Ltd.(6)%
4.03	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026 issued by Freedom Finance SPC Ltd.(7)
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(3) +
10.02	Employment Agreement No. 21-38/1 dated February 1, 2021 between Freedom Finance Global PLC and Timur Turlov+*#
10.03	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Askar Tashtitov+*#
10.04	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov)+%#*
10.05	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.06	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Evgeniy Ler+#
10.07	Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler+#*
10.08	Supplementary Agreement dated January 25, 2016 to the Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#*
10.09	Supplementary Agreement to an Employment Agreement No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#*
10.10	Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov+*#
10.11	Employment Agreement dated September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov+*#
10.12	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Renat Tukanov+*
10.13	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(5)+
10.14	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(5)+
10.15	Employment Agreement dated September 1, 2020 between Freedom Finance Global PLC and Sergey Lukyanov+*#
10.16	Employment Agreement dated February 3, 2020 between Freedom Finance JSC and Sergey Lukyanov+*#
10.17	Employment Agreement dated December 29, 2020 between Prime Executions and Robert Wotczak+*
10.18	Employment Agreement No. 2 dated May 11, 2023 between Freedom Horizons LLP and Kairat Kelimbetov+*#

10.19	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Sergey Lukyanov+*#
10.20	Restricted Stock Award Agreement, effective December 30, 2020, between Freedom Holding Corp. and Robert Wotczak+*
10.21	Supplementary Agreement to the Employment Agreement from January 2, 2020 between Prime Executions and Robert Wotczak+*
10.22	Supplementary Agreement to the Employment Agreement No. 21-38/1 from February 01, 2021 between Freedom Finance Global PLC and Timur Turlov+*#
10.23	Supplementary Agreement to an Employment Agreement No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov+*#
10.24	Supplementary Agreement to the Employment Agreement No. 15-128 from February 9, 2015 between Freedom Finance JSC and Evgeny Ler+*#
10.25	Supplementary Agreement to the Employment Agreement No. 20-362 from 14 September 2020 between Freedom Global PLC and Renat Tukanov+*#
10.26	Supplementary Agreement to an Employment Agreement No. 16-217 from 01 August 2016 between Freedom Finance Joint Stock Company and Renat Tukanov +*#
10.27	Supplementary Agreement to an Employment Agreement No. 20-13 from 03 February 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov+*#
19.01	Insider Trading Policy*
14.01	Code of Ethics(4)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm (WSRP, LLC)*
23.02	Consent of Independent Registered Public Accounting Firm (Deloitte LLP)*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation*
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

104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant’s original Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2021.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2021.
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 13, 2024	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 13, 2024
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2024
Evgeniy Ler

/s/ Askar Tashtitov	Director	June 13, 2024
Askar Tashtitov

/s/ Kairat Kelimbetov	Director	June 13, 2024
Kairat Kelimbetov

/s/ Boris Cherdabayev	Director	June 13, 2024
Boris Cherdabayev

Director
Andrew Gamble

Director
Philippe Vogeleer

/s/ Amber Williams	Director	June 13, 2024
Amber Williams