Form 10-Q
period 2024-06-30
Freedom Holding Corp.
filed 2024-08-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐  No ☒
As of August 6, 2024, the registrant had 60,745,658 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2024	March 31, 2024

ASSETS
Cash and cash equivalents (including $257 and $203 from related parties)	$718,678	$545,084
Restricted cash (including $1,121 and $— with related parties)	1,179,510	462,637
Trading securities (including $1,256 and $1,326 with related parties)	3,393,936	3,688,620
Available-for-sale securities, at fair value	262,860	216,621
Margin lending, brokerage and other receivables, net (including $37,836 and $22,039 due from related parties)	1,217,885	1,660,275
Loans issued (including $136,558 and $147,440 to related parties)	1,314,552	1,381,715
Fixed assets, net	100,474	83,002
Intangible assets, net	45,535	47,668
Goodwill	50,591	52,648
Right-of-use asset	35,006	36,324
Insurance contract assets	24,949	24,922
Other assets, net (including $23,057 and $5,257 with related parties)	139,584	102,414
TOTAL ASSETS	$8,483,560	$8,301,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,558,794	$2,756,596
Customer liabilities (including $84,970 and $44,127 to related parties)	2,699,912	2,273,830
Margin lending and trade payables (including $255 and $507 to related parties)	836,309	867,880
Liabilities from insurance activity (including $57 and $470 to related parties)	320,394	297,180
Current income tax liability	40,485	32,996
Debt securities issued	266,398	267,251
Lease liability	35,390	35,794
Liability arising from continuing involvement	505,659	521,885
Other liabilities (including $8,349 and $9,854 to related parties)	68,040	81,560
TOTAL LIABILITIES	$7,331,381	$7,134,972
Commitments and Contingent Liabilities (Note 22)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,721,010 shares issued and outstanding as of June 30, 2024, and 60,321,813 shares issued and outstanding as of March 31, 2024, respectively	60	60
Additional paid in capital	197,205	183,788
Retained earnings	1,033,140	998,740
Accumulated other comprehensive loss	(81,393)	(18,938)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,149,012	$1,163,650

Non-controlling interest	3,167	3,308
TOTAL SHAREHOLDERS’ EQUITY	$1,152,179	$1,166,958

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,483,560	$8,301,930
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2024	2023

Revenue:
Fee and commission income (including $866 and $15,896 from related parties)	$115,489	$98,703
Net (loss)/gain on trading securities	(52,102)	31,816
Interest income (including $270 and $5,352 from related parties)	226,004	149,349
Insurance underwriting income	129,408	44,889
Net gain on foreign exchange operations	8,089	19,301
Net gain/(loss) on derivative	12,494	(30,605)
Other income	11,333	2,757
TOTAL REVENUE, NET	$450,715	$316,210

Expense:
Fee and commission expense (including $157 and $99 from related parties)	$80,147	$28,684
Interest expense (including $381 and $168 from related parties)	145,718	95,046
Insurance claims incurred, net of reinsurance	47,309	21,514
Payroll and bonuses	57,524	31,630
Professional services	7,268	6,625
Stock compensation expense	10,615	1,233
Advertising expense	17,201	8,100
General and administrative expense (including $2,725 and $478 from related parties)	45,105	24,475
(Recovery of)/provision for allowance for expected credit losses	(1,770)	14,326
TOTAL EXPENSE	$409,117	$231,633

INCOME BEFORE INCOME TAX	41,598	84,577

Income tax expense	(7,339)	(16,656)

NET INCOME	$34,259	$67,921

Less: Net loss attributable to non-controlling interest in subsidiary	(141)	(181)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$34,400	$68,102

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	3,374	2,239
Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	(18)	(958)
Foreign currency translation adjustments	(65,811)	(1,760)
OTHER COMPREHENSIVE LOSS	(62,455)	(479)

COMPREHENSIVE (LOSS)/INCOME BEFORE NON-CONTROLLING INTERESTS	$(28,196)	$67,442

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(141)	(181)

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28,055)	$67,623

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	0.58	1.16
Earnings per common share - diluted	0.57	1.15

Weighted average number of shares (basic)	59,258,085	58,512,215
Weighted average number of shares (diluted)	60,255,593	59,293,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Three Months Ended June 30,
	2024	2023

Cash Flows From Operating Activities
Net income	$34,259	$67,921
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	4,154	2,607
Amortization of deferred acquisition costs	48,115	8,724
Noncash lease expense	2,868	1,927
Change in deferred taxes	(796)	4,778
Stock compensation expense	10,615	1,233
Unrealized loss/(gain) on trading securities	64,943	(20,951)
Unrealized (gain)/loss on derivatives	(8,150)	3,112
Net realized gain on available-for-sale securities	(18)	(958)
Net change in accrued interest	69,821	(16,304)
Revaluation of purchase price of previously held interest in Arbuz	—	(1,040)
Gain from sale of ITS tech	(4,201)	—
Change in insurance reserves	40,958	15,002
Change in unused vacation reserves	1,009	1,186
(Recovery of)/provision for allowance for expected credit losses	(1,770)	14,326
Changes in operating assets and liabilities:
Trading securities	(24,454)	(933,290)
Margin lending, brokerage and other receivables (including $(15,797) and $(89,703) changes from related parties)	399,425	(147,366)
Insurance contract assets	565	2,454
Other assets	(70,073)	(18,236)
Brokerage customer liabilities (including $(40,843) and $(50,531) changes from related parties)	260,972	29,037
Current income tax liability	7,492	11,202
Margin lending and trade payables (including $252 and $(3,239) changes from related parties)	26,888	55,045
Lease liabilities	(1,539)	(1,631)
Liabilities from insurance activity	(2,076)	206
Other liabilities	(4,941)	6,882
Net cash flows from/(used in) operating activities	854,066	(914,134)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(24,178)	(10,682)
Net change in loans issued to customers	(2,591)	(263,370)
Purchase of available-for-sale securities, at fair value	(103,679)	(82,979)
Proceeds from sale of available-for-sale securities, at fair value	48,033	104,698
Consideration paid for Arbuz	—	(13,281)
Consideration paid for Internet Tourism	—	(31)
Consideration paid for Aviata	—	(690)
Consideration paid for Ticketon	—	(3,003)
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	—	(1,987)
Cash, cash equivalents and restricted cash received from acquisitions	—	1,807
Capital contribution to investment in associate	(1,240)	—
Cash, cash equivalents disposed from sale of ITS Tech	(542)	—
Prepayment on acquisitions	(10,488)	—

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Net cash flows used in investing activities	(94,685)	(269,518)

Cash Flows From Financing Activities
(Reimbursement)/proceeds from securities repurchase agreement obligations	(54,912)	1,059,944
Proceeds from issuance of debt securities	—	5,784
Repurchase of debt securities	(29)	(1,702)
Repurchase of mortgage loans under the State Program	(13,001)	(9,071)
Funds received under state program for financing of mortgage loans	20,453	24,889
Net change in bank customer deposits	293,411	181,159
Purchase of non-controlling interest in Arbuz	—	(3,228)
(Repayment of)/proceeds from loans received	(388)	758

Net cash flows from financing activities	245,534	1,258,533
Effect of changes in foreign exchange rates on cash and cash equivalents	(114,815)	(2,575)
Effect of expected credit losses on cash and cash equivalents and restricted cash	367	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	890,467	72,306

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,007,721	1,026,945

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,898,188	$1,099,251

	For The Three Months Ended June 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$142,595	$113,120
Income tax paid	$819	$224

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$1,855	$4,677
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	June 30, 2023

Cash and cash equivalents	$718,678	$597,364
Restricted cash	1,179,510	501,887
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,898,188	$1,099,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)		$777,285		$(6,549)		$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—		(22,772)		—		(22,772)
Stock based compensation	—	—	1,233	—	—		1,233		—		1,233
Disposal of FF Ukraine	—	—	—	(6,549)	—		(6,549)		6,549		—
Purchase of Arbuz shares	—	—	—	5,457	—		5,457		3,640		9,097
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(1,760)		(1,760)		—		(1,760)
Other comprehensive income	—	—	—	—	1,281		1,281		—		1,281
Net income/(loss)	—	—	—	68,102	—		68,102		(181)		67,921

At June 30, 2023	59,659,191	$59	165,395	$691,302	(34,479)	0	$822,277	0	3,459	0	$825,736

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)		$1,163,650		$3,308		$1,166,958

Delivered stock awards from previous year	—	—	3,092	—	—		3,092		—		3,092
Stock based compensation	—	—	10,325	—	—		10,325		—		10,325
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(65,811)		(65,811)		—		(65,811)
Other comprehensive income	—	—	—	—	3,356		3,356		—		3,356
Net income/(loss)	—	—	—	34,400	—		34,400		(141)		34,259

At June 30, 2024	60,321,813	$60	$197,205	$1,033,140	$(81,393)		$1,149,012		$3,167		$1,152,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services, and information processing services. The Company also owns several ancillary businesses which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and also has a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX").
As of June 30, 2024, the Company owned, directly or indirectly, the following companies:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Name of subsidiary	Jurisdiction of Incorporation	Number of subsidiaries	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	3	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	—	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	2	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	—	Securities broker-dealer
Prime Executions, Inc. ("PrimeEx")	USA	—	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	—	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	1	Commercial bank
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	—	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	—	General insurance
Other Segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	3	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	—	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	—	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	5	Payment services
Aviata LLP ("Aviata")	Kazakhstan	—	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism")	Kazakhstan	—	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	3	Online retail trade and e-commerce
Comrun LLP ("ReKassa")	Kazakhstan	—	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	3	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	8	Holding company
Freedom Advertising Ltd	Kazakhstan	—	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	—	Non-profit
FRHC Fractional SPC LTD	Kazakhstan	—	Issuance of debt securities
Freedom Holding Operations LLP	Kazakhstan	—	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	—	Business consulting and services
Freedom Finance Azerbaijan LLC	Azerbaijan	—	Financial educational center
Freedom Finance FZE.	UAE	—	Consulting
Freedom Management Ltd.	UAE	—	Consulting
Freedom Finance Turkey LLC	Turkey	—	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	—	IT development
Freedom Prime UK Limited ("Prime UK")	UK	—	Management consulting
Freedom Structured Products PLC	Cyprus	—	Financial services
FFIN Securities, Inc.	USA	—	Dormant
Freedom U.S. Market LLC	USA	1	Management company
LD Micro ("LD Micro")	USA	—	Event platform

Through its subsidiaries, the Company is a professional participant, with a license to provide one or more types of services, on a number of stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). The Company also owns a

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
24.3% interest in the Ukrainian Exchange (UX). Freedom EU provides the Company's clients with operational support and access to investment opportunities in the United States and European securities markets.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, of the Group’s 2024 Annual Report on Form 10-K. Note 2 to the consolidated financial statements in Group’s 2024 Annual Report on Form 10-K contains a summary of all of Group’s significant accounting policies, except following amendments:
Non-Consolidation of Freedom Securities Trading Inc.

Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) ("FST Belize") is solely owned by Mr. Turlov since July 2014. The Company does not consolidate FST Belize under any of the primary consolidation methods - variable interest entity (“VIE”) accounting method and the voting interest method ("VOE") as (i) FST Belize is not a VIE due to the fact it has sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Turlov, and (ii) Mr. Turlov has a controlling interest in FST Belize such that under the VOE model FRHC is not required to consolidate FST Belize. Except for Mr. Turlov, there are no other shareholders at FST Belize or parties with participating rights or the ability to remove Mr. Turlov from his ownership position or to make all decisions in respect of FST Belize. While prior to the end of the fiscal 2024 we had omnibus brokerage relationship with FST Belize, such relationship had been terminated as of March 31, 2024.

Deconsolidation of Freedom Finance Ukraine LLC

As at June 30, 2024, the Company owns a 9% interest in Freedom Finance Ukraine LLC ("Freedom UA"), a Kyiv, Ukraine-based broker-dealer. The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Through March 31, 2023, the Company had consolidated Freedom UA into the financial statements of the Company. On October 19, 2022, Freedom UA was added to the Ukrainian government's sanctioned entities list, resulting in suspension of its brokerage license. Given the ongoing uncertainty surrounding the situation in Ukraine and based on the Company's management's belief that the Company does not maintain effective control over Freedom UA, the Company has accounted for the deconsolidation of Freedom UA since April 1, 2023 (the date of loss of control).

Concentrations of Revenue

Revenues from one customer of the Group’s Brokerage segment represents the following amount of the Group’s consolidated revenues:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Single non-related party	$84,273	$35,074

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

As of June 30, 2024 and March 31, 2024, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $50,591 and $52,648 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

The goodwill value at June 30, 2024 decreased compared to March 31, 2024, as a result of foreign exchange currency translation.
The changes in the carrying amount of goodwill for three months ended June 30, 2024 and 2023, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Balance as of March 31, 2023	$2,677	$2,652	$980	$8,715	$15,024
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Foreign currency translation difference	(1)	—	—	—	(1)
Acquired	—	—	—	36,760	36,760
Balance as of June 30, 2023	$2,676	$2,652	$980	$44,643	$50,951

Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Forex	(55)	(5)	(55)	(1,942)	(2,057)
Acquired	—	—	—	—	—
Balance as of June 30, 2024	$2,633	$2,741	$985	$44,232	$50,591

Accumulated impairment
Balance as of March 31, 2023	$—	$—	$—	$832	$832
Impairment expense	—	—	—	—	—
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Balance as of June 30, 2023	$—	$—	$—	$—	$—

Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2024	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of June 30, 2023	$2,676	$2,652	$980	$44,643	$50,951
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Balance as of June 30, 2024	$2,633	$2,741	$985	$44,232	$50,591
Recent accounting pronouncements
In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by (i) ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, and (ii) ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application (collectively referred to herein as ASU 2018-12). ASU 2018-12 changed existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, (2) a requirement to account for market risk benefits (MRBs) at fair value, (3) simplified amortization for deferred policy acquisition costs (DAC), and (4) enhanced financial statement presentation and disclosures. The amendments are now effective for SEC filers that are not small reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. For all other entities the effective date is now for fiscal years beginning after December 15, 2024, or interim periods after December 15, 2025. As of November 15, 2019, the Company met the definition of a smaller reporting company.
In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and early adoption is permitted. We do not expect ASU 2023-02 to have an impact to our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06 (“ASU 2023-06”), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no material impact is anticipated.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The Company is currently evaluating the impact ASU No 2024-02 will have on its consolidated financial statements and related disclosures.
NOTE 3 – CASH AND CASH EQUIVALENTS
As of June 30, 2024, and March 31, 2024, cash and cash equivalents consisted of the following:

	June 30, 2024	March 31, 2024

Short term deposits in National Bank (Kazakhstan)	$292,154	$196,942
Short term deposits in commercial banks	202,830	127,051
Securities purchased under reverse repurchase agreements	150,960	134,961
Petty cash in bank vault and on hand	40,099	22,613
Overnight deposits	14,465	3,557
Cash in transit	7,210	9,633
Short term deposits in stock exchanges	5,062	47,830
Short term deposits on brokerage accounts	5,586	2,917
Short term deposits in the Central Depository (Kazakhstan)	551	42

Allowance for Cash and cash equivalents	(239)	(462)

Total cash and cash equivalents	$718,678	$545,084
As of June 30, 2024, and March 31, 2024, cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of June 30, 2024, and March 31, 2024 are presented below:

	June 30, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	104,509	104,509
Corporate debt	3.53%	31,398	31,398
US sovereign debt	7.95%	10,302	10,302
Non-US sovereign debt	3.30%	4,751	$4,751
Total		$150,960	$150,960

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
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of June 30, 2024 and March 31, 2024, was $150,886 and $133,380, respectively.
As of June 30, 2024 and March 31, 2024, securities purchased under reverse repurchase agreements included accrued interest in the amount of $132 and $106, with a weighted average maturity of 2 days and 3 days, respectively. All securities repurchase agreements transactions were executed through the KASE.
NOTE 4 – RESTRICTED CASH
As of June 30, 2024, and March 31, 2024, restricted cash consisted of the following::

	June 30, 2024	March 31, 2024

Brokerage customers’ cash	$1,099,041	$366,260
Guaranty deposits	81,125	97,052
Restricted bank accounts	8,161	8,079
Due from banks	6,167	6,374
Deferred distribution payment	23	23
Allowance for restricted cash	(15,007)	(15,151)

Total restricted cash	$1,179,510	$462,637

As of June 30, 2024, and March 31, 2024, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of June 30, 2024, and March 31, 2024, trading and available-for-sale securities consisted of:

	June 30, 2024	March 31, 2024

Non-U.S. sovereign debt	$2,135,862	$2,409,126
Corporate debt	1,084,410	1,108,870
Corporate equity	123,520	126,103
U.S. sovereign debt	43,452	43,173
Exchange traded notes	6,692	1,348
Total trading securities	$3,393,936	$3,688,620

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	June 30, 2024	March 31, 2024

Corporate debt	$194,327	$173,568
Non-U.S. sovereign debt	52,413	27,016
U.S. sovereign debt	16,120	16,037
Total available-for-sale securities, at fair value	$262,860	$216,621

The following tables present maturity analysis for available-for-sale securities as of June 30, 2024, and March 31, 2024:

	June 30, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	37,704	86,644	59,322	10,657	194,327
Non-US sovereign debt	14,240	17,884	13,643	6,646	52,413
US sovereign debt	—	5,132	9,798	1,190	16,120
Total available-for-sale securities, at fair value	$51,944	$109,660	$82,763	$18,493	$262,860

	March 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	65,415	44,374	59,553	4,226	173,568
Non-US sovereign debt	7,839	7,310	5,797	6,070	27,016
US sovereign debt	—	5,059	9,753	1,225	16,037
Total available-for-sale securities, at fair value	$73,254	$56,743	$75,103	$11,521	$216,621

As of June 30, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading and available-for-sale securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,175,004 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $726,402. As of March 31, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities and available-for-sale securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amounts of $2,420,855 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $727,440, respectively. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of the June 30, 2024 and March 31, 2024, the Group recognized $363 and $413 other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2024, and March 31, 2024:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of June 30, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	12.43%	$2,135,862	$1,455,803	$680,059	$—
Corporate debt	14.52%	1,084,410	242,177	842,016	217
Corporate equity		123,520	101,371	3,717	18,432
U.S. sovereign debt	4.19%	43,452	43,452	—	—
Exchange traded notes		6,692	5,853	839	—

Total trading securities		$3,393,936	$1,848,656	$1,526,631	$18,649

Corporate debt	14.96%	$194,327	$31,643	$162,684	$—
Non-US sovereign debt	11.73%	52,413	45,027	7,386	—
US sovereign debt	4.60%	16,120	16,120	—	—

Total available-for-sale securities, at fair value		$262,860	$92,790	$170,070	$—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.61%	$2,409,126	$1,592,380	$816,746	$—
Corporate debt	14.83%	1,108,870	171,218	937,360	292
Corporate equity		126,103	102,134	3,819	20,150
U.S. sovereign debt	4.98%	43,173	43,173	—	—
Exchange traded notes		1,348	1,045	303	—

Total trading securities		$3,688,620	$1,909,950	$1,758,228	$20,442

Corporate debt	15.53%	$173,568	$47,135	$126,433	$—
Non-U.S. sovereign debt	10.48%	27,016	12,378	14,638	—
U.S. sovereign debt	3.54%	16,037	16,037	—	—

Total available-for-sale securities, at fair value		$216,621	$75,550	$141,071	$—
The tables below present the valuation techniques and significant level 3 inputs used in the valuation as of June 30, 2024, and March 31, 2024. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	217	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	18,296	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
			Termination multiplier	27x
Corporate equity	DCF	136	Discount rate	58.8%
			Estimated number of years	9 years
Total		$18,649

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Type	Valuation Technique	FV as of March 31, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	$292	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	20,007	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
			Termination multiplier	27x
Corporate equity	DCF	143	Discount rate	58.8%
			Estimated number of years	9 years
Total		$20,442
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2024, and the year ended March 31, 2024:

Trading securities
Balance as of March 31, 2023	$5,138

Reclassification to Level 2	$(32)
Deconsolidation of Freedom UA securities	(3,927)
Sale of investments that use Level 3 inputs	(15,856)
Purchase of investments that use Level 3 inputs	35,807
Revaluation of investments that use Level 3 inputs	(132)
Reclassification to investment in associate	(556)
Balance as of March 31, 2024	$20,442

Reclassification to level 2	—
Sale of investments that use Level 3 inputs	—
Purchase of investments that use Level 3 inputs	—
Revaluation of investments that use Level 3 inputs	(1,792)
Balance as of June 30, 2024	$18,650
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2024, and March 31, 2024:

	June 30, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$193,160	$(51)	$1,218	$194,327	2024-2039
Non-US sovereign debt	54,123	(312)	(1,398)	52,413	2024-indefinite
U.S. sovereign debt	16,883	—	(763)	16,120	2027-2044
Total available-for-sale securities, at fair value	$264,166	$(363)	(943)	$262,860

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$172,689	$(61)	$940	$173,568	2024-2039
Non-U.S. sovereign debt	29,121	(352)	$(1,753)	27,016	2024-indefinite
U.S. sovereign debt	16,767	—	$(730)	16,037	2027-2044
Total available-for-sale securities, at fair value	$218,577	$(413)	$(1,543)	$216,621
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of June 30, 2024, and March 31, 2024, consisted of:

	June 30, 2024	March 31, 2024

Margin lending receivables	$1,193,193	$1,635,377
Receivables from payment processing services	8,900	5,351
Bank commissions receivable	7,966	11,574
Bond coupon receivable and dividends accrued	4,641	5,429
Receivables from brokerage clients	2,889	2,603
Other receivables	13,533	11,931

Allowance for receivables	(13,237)	(11,990)

Total margin lending, brokerage and other receivables, net	$1,217,885	$1,660,275

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

The fair value of collateral received by the Group under margin loans as of June 30, 2024, and March 31, 2024 were $6,687,324 and $7,579,057, respectively. As of June 30, 2024, and March 31, 2024, collateral from single counterparty comprised $2,479,045 and $2,516,108, 37% and 33% of the total collateral value, respectively. At the same time margin lending receivable from single counterparty comprised $862,986 and $399,196, respectively.
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
As of June 30, 2024, and March 31, 2024, using historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $13,237 and $11,990, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of June 30, 2024, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$724,295	July 2024 - June 2049	10.3%	$724,294	KZT
Car loans	227,234	July 2024 - April 2032	23.9%	224,380	KZT
Uncollateralized bank customer loans	231,833	July 2024 - June 2044	27.7%	—	KZT
Right of claim for purchased retail loans	134,333	July 2024 - August 2029	15.0%	134,333	KZT
Collateralized bank customer loans	29,102	July 2024 - July 2043	19.3%	27,982	KZT
Subordinated loan	5,038	December 2025	3.0%	—	USD
Other	2,803	August 2024 - January 2029	18.6%/15.0%/2.5%	33	KZT/USD/EUR

Allowance for loans issued	(40,086)

Total loans issued	$1,314,552
The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the mortgage loans to the Program Operator. The proceeds received from these transfers are presented within funds received under state program for financing of mortgage loans in the Condensed Consolidated Statements of Cash Flows. Under this program, borrowers can receive a mortgage at an interest rate of 7% for 20 years, and the interest payments received by the Group are recognized as interest income in the Group’s Consolidated Statements of Operations and Statements of Other Comprehensive Income. In accordance with the program and trust management agreement for the program, Group services the transferred loans and remits all repayments of principal it receives plus 4% of the 7% interest received to the Program Operator. The interest paid to the Program Operator is recognized as interest expense in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. The remaining 3% of the 7% interest is retained by Group. Under the program and trust management agreement, Group is required to repurchase the rights to make claims on the transferred loans when either loan principal repayments or interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loans’ nominal value and is presented within repurchase of mortgage loans under the State Program in the Condensed Consolidated Statements of Cash Flows.

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. This liability accrues 4% interest annually as described above. As of June 30, 2024 and March 31, 2024, the corresponding liability amounted to $505,659 and $521,885, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2024 and March 31, 2024, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $519,016 and $532,389, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated that the ownership of FFIN Credit will be sold by Mr. Turlov to the Company. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the Consolidated Balance Sheets within the loans issued. As of June 30, 2024 and March 31, 2024, right of claims for purchased retail loans amounted to $134,333 and $146,152, respectively.

The total accrued interest for loans issued amounted to $8,277 as of June 30, 2024 and $8,327 as of March 31, 2024.
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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of June 30, 2024. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Mortgage loans	$37,141	$223,214	$426,566	$37,374	$—	$—	$—	$724,295
that are not credit impaired	37,141	221,389	423,582	37,002				719,114
with significant increase in credit risk	—	1,322	1,627	298				3,247
that are credit impaired	—	503	1,357	74				1,934
Car loans	661	170,230	56,343	—	—	—	—	227,234
that are not credit impaired	661	165,792	45,318					211,771
with significant increase in credit risk	—	1,990	1,741					3,731
that are credit impaired	—	2,448	9,284					11,732
Uncollateralized bank customer loans	18,126	183,176	30,524	7	—	—	—	231,833
that are not credit impaired	18,058	168,030	25,547	—				211,635
with significant increase in credit risk	68	4,559	1,030	—				5,657
that are credit impaired	—	10,587	3,947	7				14,541
Right of claim for purchased retail loans	36,886	87,911	9,436	100	—	—	—	134,333
that are not credit impaired	36,886	87,911	9,436	100				134,333
with significant increase in credit risk	—	—	—	—				—
that are credit impaired	—	—	—	—				—
Collateralized bank customer loans	11,615	17,223	264	—	—	—	—	29,102
that are not credit impaired	11,615	17,095	264					28,974
with significant increase in credit risk	—	128	—					128
that are credit impaired	—	—	—					—
Subordinated loan	—	—	5,038	—	—	—	—	5,038
that are not credit impaired	—	—	5,038					5,038
with significant increase in credit risk	—	—	—					—
that are credit impaired	—	—	—					—
Other	215	2,371	154	63	—	—	—	2,803
that are not credit impaired	215	2,362	154	63				2,794
with significant increase in credit risk	—	—	—	—				—
that are credit impaired	—	9	—	—				9
Total	$104,644	$684,125	$528,325	$37,544	$—	$—	$—	$1,354,638

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2024.

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
Aging analysis of past due loans as of June 30, 2024 and March 31, 2024, is as follows:

	June 30, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$1,762	$1,485	$1,934	$719,114	$724,295
Car loans	2,006	1,725	11,732	211,771	227,234
Uncollateralized bank customer loans	3,021	2,636	14,541	211,635	231,833
Right of claim for purchased retail loans	—	—	—	134,333	134,333
Collateralized bank customer loans	99	29	—	28,974	29,102
Subordinated loan	—	—	—	5,038	5,038
Other	—	—	9	2,794	2,803
Total	$6,888	$5,875	$28,216	$1,313,659	$1,354,638

	March 31, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,133	$1,069	$1,419	$736,691	$741,312
Car loans	2,167	1,655	10,157	248,729	262,708
Uncollateralized bank customer loans	3,576	2,211	8,853	230,548	245,188
Right of claim for purchased retail loans	—	—	—	146,152	146,152
Collateralized bank customer loans	—	89	87	22,123	22,299
Subordinated loan	—	—	—	5,037	5,037
Other	—	—	9	2,629	2,638
Total	$7,876	$5,024	$20,525	$1,391,909	$1,425,334

The activity in the allowance for credit losses for the three months ended June 30, 2024 and 2023 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)
Charges	(728)	(6,389)	(116)	(1,526)	(1,490)	(6)	(10,255)
Recoveries	295	3,733	20	3,938	3,473		11,459
Write off	—	—	4	109	—	—	113
Forex	180	1,160	9	621	246		2,216
June 30, 2024	$(3,286)	$(21,132)	$(163)	$(11,120)	$(4,348)	$(37)	$(40,086)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	—	(7,755)	(55)	(2,948)	(5,346)	(3,261)	(19,365)
Recoveries	284	1,602	8	272	3,345	—	5,511
Forex	3	64	2	34	34	—	137
June 30, 2023	$(2,483)	$(13,758)	$(80)	$(9,862)	$(12,260)	$(3,261)	$(41,704)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of June 30, 2024, and March 31, 2024, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the three months ended June 30, 2024, and 2023, the effective tax rate was equal to 17.6% and 19.7%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2024, and March 31, 2024, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	13.63%	1,419,612	224,742	1,644,354
Corporate debt	13.64%	748,007	156,580	904,587
US sovereign debt	13.50%	9,853	—	9,853
Total securities sold under repurchase agreements		$2,177,472	$381,322	$2,558,794

	March 31, 2024
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	13.78%	$1,545,080	$259,948	$1,805,028
Corporate debt	13.84%	923,752	14,644	938,396
US sovereign debt	3.06%	13,172	—	13,172
Total securities sold under repurchase agreements		$2,482,004	$274,592	$2,756,596
The fair value of collateral pledged under repurchase agreements as of June 30, 2024, and March 31, 2024, was $2,572,331 and $2,753,601, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of June 30, 2024 and March 31, 2024, securities repurchase agreement obligations included accrued interest in the amount of $9,565 and $11,684, with a weighted average maturity of 14 days and 12 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of June 30, 2024, and March 31, 2024, customer liabilities consisted of:

	June 30, 2024		March 31, 2024

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$1,355,385	0.1% - 17.3%	$1,221,072	0.04% - 17.3%
Total Interest bearing deposits	$1,355,385		$1,221,072

Non-interest-bearing deposits:
Brokerage customers	$973,577		$742,902
Current customer accounts	370,950		309,856
Total non-interest-bearing accounts	$1,344,527		$1,052,758

Total customer liabilities	$2,699,912		$2,273,830
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks have to pay commissions to KDIF on a recurring basis, the amount of which depends on the term and demand deposits received by banks from the customers. Under the agreement, KDIF insures the term and demand deposits up to $42 to each customer. As at June 30, 2024, and March 31, 2024, respectively, the Group had total amounts in excess of insured bank time deposits of $616,746 and $600,972 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of June 30, 2024, and March 31, 2024, margin lending and trade payables of the Group were comprised of the following:

	June 30, 2024	March 31, 2024

Margin lending payable	$809,409	$839,454
Payables to merchants	12,379	13,475
Payables to suppliers of goods and services	9,005	10,525
Trade payable for securities purchased	464	485
Other	5,052	3,941
Total margin lending and trade payables	$836,309	$867,880
The fair value of collateral by the Group under margin loans as of June 30, 2024, and March 31, 2024 was $2,564,790 and $2,400,361, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of June 30, 2024, and March 31, 2024, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	June 30, 2024	March 31, 2024	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2028	$200,366	$200,386	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	64,610	64,546	5.5%	October, 2021	October, 2026
Accrued interest	1,422	2,319
Total debt securities issued	$266,398	$267,251
As of June 30, 2024 the carrying value of the Group’s debt securities issued was $64,610 Freedom SPC bonds due 2026 and $200,366 Freedom SPC bonds due 2028, respectively. The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest is paid semi-annually in April and October. The proceeds from the issuance of such bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The loan has the same interest rate and maturity date as the bonds.
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
The Group has no covenants to comply with in its debt securities.
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of June 30, 2024, and March 31, 2024, insurance and reinsurance receivables of the Group was comprised of the following:

	June 30, 2024	March 31, 2024
Assets:

Amounts due from policyholders	$9,624	$10,260
Amounts due from reinsured	3,185	2,274
Advances received from agent	1,602	3,231
Claims receivable from reinsurance	1,541	1,400
Allowance for estimated uncollectible reinsurance	(1,168)	(1,045)
Insurance and reinsurance receivables:	14,784	16,120

Unearned premium reserve, reinsurers’ share	4,929	4,770
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	5,236	4,032

Total	$24,949	$24,922

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2024, and March 31, 2024, insurance and reinsurance payable of the Group was comprised of the following:

	June 30, 2024	March 31, 2024
Liabilities:

Amounts payable to agents and brokers	$5,955	$6,334
Amounts payable to insurers	3,983	4,294
Amounts payable to reinsured	786	2,771
Insurance and reinsurance payables:	10,724	13,399

Unearned premium reserve	70,518	60,088
Reserves for claims and claims’ adjustment expenses	239,152	223,693

Total	$320,394	$297,180

As of June 30, 2024, and March 31, 2024, liabilities from insurance activity mainly changed due to the increase of reserves for claims and claim's adjustment expenses, unearned premium reserve as a result of the expansion of operations.

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

Payment Processing

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
Receivables and Contract Balances
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 6 in the notes to condensed consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of June 30, 2024 and March 31, 2024, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of June 30, 2024 and March 31, 2024, contract liability balances were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three months ended June 30, 2024, and June 30, 2023, fee and commission income was comprised of:

	Three months ended June 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$93,167	$—	$—	$—	$93,167
Commission income from payment processing	—	—	—	8,563	8,563
Underwriting and market-making services	4,702	—	—	—	4,702
Bank services	—	2,516	—	—	2,516
Other fee and commission income	74	280	115	6,072	6,541
Total fee and commission income	$97,943	$2,796	$115	$14,635	$115,489

	Three months ended June 30, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage service	$55,082	$—	$—	$—	$55,082
Commission income from payment processing	—	—	—	18,042	18,042
Bank services	—	12,841	—	—	12,841
Underwriting and market-making services	8,831	—	—	—	8,831
Other fee and commission income	59	325	42	3,481	3,907
Total fee and commission income	$63,972	$13,166	$42	$21,523	$98,703

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET (LOSS)/GAIN ON TRADING SECURITIES
During the three months ended June 30, 2024, and June 30, 2023, net (loss)/gain on trading securities was comprised of:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	$(64,943)	$20,951
Net gain recognized during the period on trading securities sold during the period	12,841	10,865
Net (loss)/gain recognized during the period on trading securities	$(52,102)	$31,816

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended June 30, 2024, and June 30, 2023 includes:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Interest income:
Interest income on trading securities	107,128	$86,840
Interest income on loans to customers	52,367	31,333
Interest income on margin loans to customers	51,067	17,180
Interest income on securities available-for-sale	8,400	8,345
Interest income on reverse repurchase agreements and amounts due from banks	7,042	3,057
Other interest income	—	2,594
Total interest income	$226,004	$149,349

Interest expense:
Interest expense on securities repurchase agreement obligations	$92,407	$75,455
Interest expense on customer accounts and deposits	23,127	15,603
Interest expense on margin lending payable	23,123	2,993
Interest expense on debt securities issued	6,969	935
Interest expense on loans received	44	27
Other interest expense	48	33
Total interest expense	$145,718	$95,046

Net interest income	$80,286	$54,303

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET GAIN/(LOSS) ON DERIVATIVES

	Three months ended June 30, 2024	Three months ended June 30, 2023

Net realized gain/(loss) on derivatives	$4,344	$(27,493)
Net unrealized gain/(loss) on derivatives	8,150	(3,112)
Total net gain/(loss) on derivatives	$12,494	$(30,605)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – RELATED PARTY TRANSACTIONS

	June 30, 2024		March 31, 2024
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$257	$718,678	$203	$545,084
Companies controlled by management	257		203
Restricted cash	$1,121	$1,179,510	$—	$462,637
Management	357		—
Companies controlled by management	576		—
Other	188		—
Trading securities	$1,256	$3,393,936	$1,326	$3,688,620
Companies controlled by management	1,256		1,326
Margin lending, brokerage and other receivables, net	$37,836	$1,217,885	$22,039	$1,660,275
Management	9,037		8,849
Companies controlled by management	28,799		13,190
Loans issued	$136,558	$1,314,552	$147,440	$1,381,715
Management	1,094		117
Companies controlled by management	135,464		147,323
Other assets, net	$23,057	$139,584	$5,257	$102,414
Management	2		—
Companies controlled by management	23,055		5,257

LIABILITIES
Customer liabilities	$84,970	$2,699,912	$44,127	$2,273,830
Management	10,659		12,604
Companies controlled by management	73,421		31,253
Other	890		270
Other liabilities	$8,349	$68,040	$9,854	$81,560
Management	7,967		7,947

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Companies controlled by management	380	1,907
Other	2	—

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$866	$115,489	$15,896	$98,703
Management	219		285
Companies controlled by management	645		15,611
Other	2		—
Interest income	$270	$226,004	$5,352	$149,349
Management	205		72
Companies controlled by management	65		5,280

Expense:
General and administrative expenses	$2,725	$45,105	$478	$24,475
Management	233		163
Companies controlled by management	2,492		315
During the three months ended June 30, 2023, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the FRHC group of companies. FST Belize has its own brokerage customers, which include individuals and market-maker institution and conducted business with the Group through a client omnibus accounts at Freedom EU. The Group has terminated these operations with FST Belize before the end of fiscal 2024, leading to a decrease in related party transactions during three months ended June 30, 2024 and projected to be the main reason for a decrease in related party transactions moving forward.
As of June 30, 2024, and March 31, 2024 the Group had loans issued which included uncollateralized bank customer loans purchased from a related party, FFIN Credit a company outside of the FRHC group which is controlled by Timur Turlov.
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended June 30, 2024 the Company awarded stock grants totaling 186,967 shares, 42,597 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Stock awards granted on:	Units
October 6, 2022	20,000
May 18, 2021	1,031,500
March 1, 2024 immediate stock awards	217,295
March 1, 2024	661,205
April 1, 2024 immediate stock grants	10,360
April 1, 2024	38,250
April 23, 2024 immediate stock awards	3,924
April 23, 2024	36,120
June 7, 2024 immediate stock awards	18,313
June 24, 2024 immediate stock awards	10,000
June 24, 2024	70,000

NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $10,615 during the three months ended June 30, 2024, and $1,233 during the three months ended June 30, 2023. As of June 30, 2024 there was $49,256 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 3.48 years. The compensation expense related to stock awards, which vested on the date of the award was $3,230 and $0 during the three months ended June 30, 2024 and June 30, 2023.
The Company has determined the fair value of shares awarded during the three months ended June 30, 2024, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
April 1, 2024	4.82	36.62%	4.36%
April 23, 2024	4.76	36.68%	4.65%
June 24, 2024	4.59	36.89%	4.31%
The table below summarizes the activity for the Company's stock awards outstanding during the three months ended June 30, 2024:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2024	983,205	57,598
Granted	186,967	12,969
Vested	(168,797)	(8,047)
Forfeited/cancelled/expired	—	—
Outstanding, at June 30, 2024	1,001,375	62,520

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 21 – LEASES
At June 30, 2024, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. The Group's primary involvement with leases is in the capacity as a lessee where a Group lease premises to support its business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and right-of-use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Certain of these leases also have extension or termination options, and the Company assess the likelihood of exercising such options. If it is reasonably certain that the Group will exercise the options to extend, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of June 30, 2024:

	Classification on Balance Sheet	June 30, 2024	March 31, 2024
Assets
Operating lease assets	Right-of-use asset	$35,006	$36,324
Total lease assets		$35,006	$36,324

Liabilities
Operating lease liability	Lease liability	$35,390	$35,794
Total lease liability		$35,390	$35,794
The following table presents as of June 30, 2024, the maturities of the lease liabilities:

Leases maturing during the period ended March 31,
2025	$9,138
2026	11,987
2027	10,661
2028	6,626
2029	1,873
Thereafter	2,852
Total payments	43,137
Less: amounts representing interest	(7,747)
Lease liability, net	$35,390
Weighted average remaining lease term (in months)	30
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of June 30, 2024 and June 30, 2023 was approximately $1,896 and $152, respectively. The Group's rent expense for office space was $2,154 for the three months ended June 30, 2024, $860 for the three months ended June 30, 2023.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.

NOTE 22 – COMMITMENTS AND CONTINGENCIES
Legal, Regulatory and Governmental Matters
We are involved in various claims and legal proceedings that arise in the normal course of business. We recognize a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, we do not record a liability but disclose the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. Legal fees are recorded as expenses when incurred. While we do not anticipate that the resolution of any current claims or proceedings (except for the specific matters detailed below, if resolved unfavorably) will significantly impact our financial position, an adverse outcome in some or all of these cases could materially affect our results of operations or cash flows for specific periods. This assessment is based on our current understanding of relevant facts and circumstances, and our perspective on these matters may evolve with future developments.
The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2024 and March 31, 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
Settlement of the Estate of Toleush Tolmakov Case

The Estate of Toleush Tolmakov (the “Estate”) commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah in December 2021. This proceeding relates to cash distributions arising from the 2011 sale of a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.) and shares of common stock of the Company belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest. The Company has held the relevant assets since Mr. Tolmakov's death because it does not know to whom they should be distributed and no party has yet established legal right of ownership of the assets. On October 21, 2022, in accordance with an order entered into by the Third Judicial District Court of Salt Lake County, we deposited an amount of $8.4 million into the registry of the court, representing the amount of cash distributions claimed by the Estate. We have recently formalized the settlement with the Estate which was approved by the Third Judicial District Court of Salt Lake County on July 24, 2024. All relevant legal claims between the parties have been dismissed or are in the process of being dismissed with prejudice under the relevant motions filed with the court. The outcome of this litigation was not material to the Company's financial condition.
Off-balance sheet financial instruments
Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unused commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on Freedom Bank KZ's credit evaluation of the counterparty. The Company's maximum exposure to credit loss is represented by the contractual amount of these commitments.
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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of June 30, 2024, and March 31, 2024, were as follows:

	As of June 30, 2024	As of March 31, 2024

Unused commitments under lines of credits and guarantees	$263,874	$207,519
Bank guarantees	10,863	9,012
Total	$274,737	$216,531

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 23 – SEGMENT REPORTING
The following tables summarize the Group's Statement of Operations by its reportable segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Three months ended June 30, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$97,943	$2,796	$115	$14,635	$115,489
Net gain/(loss) on trading securities	874	(50,007)	139	(3,108)	(52,102)
Interest income	62,789	146,063	15,699	1,453	226,004
Insurance underwriting income	—	—	129,408	—	129,408
Net gain/(loss) on foreign exchange operations	9,957	(19,695)	1,120	16,707	8,089
Net gain on derivative	876	11,618	—	—	12,494
Other income, net	2,477	427	782	7,647	11,333
TOTAL REVENUE, NET	174,916	91,202	147,263	37,334	450,715

Fee and commission expense	5,677	2,526	64,887	7,057	80,147
Interest expense	34,621	99,887	3,883	7,327	145,718
Insurance claims incurred, net of reinsurance	—	—	47,309	—	47,309
Payroll and bonuses	25,251	6,117	6,861	19,295	57,524
Professional services	2,389	96	277	4,506	7,268
Stock compensation expense	5,315	1,956	875	2,469	10,615
Advertising expense	11,944	1,064	350	3,843	17,201
General and administrative expense	10,213	12,385	5,218	17,289	45,105
(Recovery of)/provision for allowance for expected credit losses	(329)	(1,121)	325	(645)	(1,770)
TOTAL EXPENSE	95,081	122,910	129,985	61,141	409,117

INCOME BEFORE INCOME TAX	$79,835	$(31,708)	$17,278	$(23,807)	$41,598

Income tax (expense)/benefit	(10,204)	3,225	(3,475)	3,115	(7,339)

NET INCOME	$69,631	$(28,483)	$13,803	$(20,692)	$34,259

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$63,972	$13,166	$42	$21,523	$98,703
Net gain/(loss) on trading securities	9,167	14,520	9,104	(975)	31,816
Interest income	32,209	99,094	16,008	2,038	149,349
Insurance underwriting income	—	—	44,889	—	44,889
Net gain/(loss) on foreign exchange operations	111	19,840	(429)	(221)	19,301
Net (loss)/gain on derivative	(5)	(30,774)	—	174	(30,605)
Other income/(expense), net	616	(192)	763	1,570	2,757
TOTAL REVENUE, NET	106,070	115,654	70,377	24,109	316,210

Fee and commission expense	5,858	3,983	17,424	1,419	28,684
Interest expense	21,238	62,699	8,419	2,690	95,046
Insurance claims incurred, net of reinsurance	—	—	21,514	—	21,514
Payroll and bonuses	12,499	9,512	3,326	6,293	31,630
Professional services	2,327	80	126	4,092	6,625
Stock compensation expense	789	62	37	345	1,233
Advertising expense	4,788	2,036	145	1,131	8,100
General and administrative expense	8,457	6,398	1,249	8,371	24,475
Provision for allowance for expected credit losses	240	11,284	1,222	1,580	14,326
TOTAL EXPENSE	56,196	96,054	53,462	25,921	231,633

INCOME BEFORE INCOME TAX	$49,874	$19,600	$16,915	$(1,812)	$84,577

Income tax (expense)/benefit	(2,679)	—	37	(14,014)	(16,656)

NET INCOME	$47,195	$19,600	$16,952	$(15,826)	$67,921

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables summarize the Company's total assets and total liabilities by its business segments. Intercompany balances have been eliminated for separate disclosure:

	June 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,887,774	$4,788,782	$545,868	$261,136	$8,483,560
Total liabilities	2,175,457	4,384,736	411,274	359,914	7,331,381

Net assets	$712,317	$404,046	$134,594	$(98,778)	$1,152,179

	March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,586,803	$4,939,626	$529,517	$245,984	$8,301,930
Total liabilities	1,973,887	4,389,745	402,865	368,475	7,134,972

Net assets	$612,916	$549,881	$126,652	$(122,491)	$1,166,958
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
Other

Activities of companies in the Other segment include provision of payment processing services, financial educational center services, financial intermediary center services, financial consulting services, administrative management services, telecommunication services information processing services, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce application. The Other segment also includes transactions conducted by the Company in connection with repurchase agreements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 24 - STATUTORY CAPITAL REQUIREMENTS
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
Freedom Life and Freedom Insurance are required to notify and receive verbal approval from the ARDFM of any proposals to declare or pay a dividend on its share capital. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary’s realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of June 30, 2024 and March 31, 2024, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance companies Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of June 30, 2024 and March 31, 2024, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); and (d) payment service provider in Kazakhstan is specially registered in such capacity with National Bank of the Republic of Kazakhstan, payment services providers in Uzbekistan and Kyrgyzstan hold licenses from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of June 30, 2024 for each of the regulated entities that is material for our condensed consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom KZ	Brokerage	$98,663	$392	$98,271	$119,274
Freedom Bank KZ	Bank	287,384	180,584	106,800	158,915
Freedom Life	Life Insurance	42,612	11,746	30,866	65,887
Freedom EU	Brokerage	269,057	10,971	258,086	567,393
Freedom Insurance	Property and Casual Insurance	31,981	11,746	20,235	23,447
Freedom Global	Brokerage	133,246	22,597	110,649	161,302
Freedom Armenia ("Freedom AR")	Brokerage	13,055	775	12,280	12,791
Other regulated operating subsidiaries	Other	9,304	154	9,150	(17,652)
		$885,302	$238,965	$646,337	$1,091,357

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
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2024 for each of the regulated entities that is material for our condensed consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom KZ	Brokerage	$107,064	$413	$106,651	$122,416
Freedom Bank KZ	Bank	329,738	196,594	133,144	193,376
Freedom Life	Life Insurance	50,757	12,395	38,362	57,085
Freedom EU	Brokerage	269,424	10,868	258,556	319,484
Freedom Insurance	Property and Casual Insurance	30,011	12,395	17,616	19,773
Freedom Global	Brokerage	16,428	12,352	4,076	117,468
Freedom Armenia ("Freedom AR")	Brokerage	7,317	763	6,554	6,447
Other regulated operating subsidiaries	Other	8,533	155	8,378	(11,665)
		$819,272	$245,935	$573,337	$824,384

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents management’s perspective on financial condition and results of operations of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us") mean Freedom Holding Corp. together with its consolidated subsidiaries. References to "fiscal year(s)" means the 12-month periods ended March 31 for the referenced year. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, and it should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities Exchange Commission ("SEC") on June 14, 2024 (the “2024 Form 10-K”).
Special Note About Forward-Looking Information
All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions or divestitures, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “ would,” and other similar expressions and their negatives.
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
•the direct and indirect effects on our business stemming from Russia's large-scale military action against Ukraine;
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
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed in this quarterly report, as well as in the 2024 Form 10-K, including those listed under Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K.
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

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this quarterly report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
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

Our business was founded in order to provide access to the international capital markets for retail brokerage clients. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs.We are committed to further developing our digital fintech ecosystem by integrating our core financial services businesses with our ancillary business offerings. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offering and meet the evolving needs of our diverse customer base.
The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, Armenia, the United Arab Emirates, Uzbekistan, and Turkey, and we also have a presence in Austria, Azerbaijan, Belgium, Bulgaria, France, Germany, Greece, Italy, Kyrgyzstan, Lithuania, The Netherlands, Poland, Spain and the United Kingdom. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of June 30, 2024, we had 6,819 employees, 132 offices (of which 49 offered brokerage services, 60 offered insurance services, 20 offered banking services and 47 offered other financial and non-financial services).
Change in Reportable Segments

Effective from the beginning of fiscal 2024, we underwent a strategic realignment in our business management and reporting structure. Our Chief Executive Officer, Chief Financial Officer and President, collectively acting as the Chief Operating Decision Maker (CODM), have initiated a new approach to managing our operations. This approach is based on a segmented analysis based on our business activities, allowing for more precise operating decisions and performance evaluations. All prior period segment information has been recast to reflect this change in reportable segments.

Products and Services

Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report; and Note 23 "Segment Reporting" of the notes to our condensed consolidated financial statements included in Item 1 of this quarterly report.
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
The expansion of our retail clients’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have observed a significant increase in retail clients’ activity across these key markets, which has been instrumental in scaling our business. Below is the table with number of our customer for our key segments:

	Number of clients as of June 30, 2024	Number of clients as of March 31, 2024
Brokerage	532,000	530,000
Banking	1,055,000	904,000
Insurance	692,000	534,000
Other	330,000	320,000
Brokerage Segment
As of June 30, 2024, in our Brokerage business segment we had 49 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Cyprus, Armenia, United States, Uzbekistan and Kyrgyzstan and representative offices in a number of other European countries. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business consists of investment banking professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products.
Freedom KZ and Freedom Global are professional participants on the KASE and the AIX. Foreign Enterprise LLC Freedom Finance ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE").
Freedom EU oversees our European region operations (including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Poland, Lithuania and Spain). In Cyprus, it is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Freedom EU serves as a hub for our Group's brokerage operations, providing transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe.
PrimeEx is a New York corporation that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). PrimeEx conducts investment banking and equity capital markets business under the name Freedom Capital Markets ("FCM").
As of June 30, 2024, we had 1,510 employees in our Brokerage segment, including 1,219 full-time employees and 291 part-time employees.
Banking Segment

Our Banking segment consists of the operations of Freedom Bank KZ which is a pioneer in digital retail and commercial banking services in Kazakhstan, offering a large variety of deposit, debit and credit cards allowing its customers to make purchases around the world in multiple different currencies, pay in installments or on credit, save their funds, manage their investment accounts, or get an increased cashback that is transferred to the International Fund for the Salvation of the Aral Sea. Freedom Bank KZ provides digital mortgages, digital car loans, digital business loans, and payment acquiring services for individual entrepreneurs.
As of June 30, 2024, Freedom Bank KZ's assets decreased by 3%, its loan portfolio decreased by 5%, its deposit portfolio increased by 11% and its trading portfolio decreased by 8%, in each case in comparison with March 31, 2024. During the three months ended June 30, 2024, the banking segment continued to exhibit growth. In particular, interest income increased in comparison to the three months ended June 30, 2023. However in the three months ended June 30, 2024, the trading portfolio in the banking segment deteriorated to the negative revaluation of quasi-governmental bonds which were stipulated by current temporary market conditions.
We have 20 office locations in Kazakhstan that provide banking services to our customers. As of June 30, 2024, we had 2,309 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of June 30, 2024, Freedom Life had 888,787 active contracts, as compared to 616,301 active contracts as of March 31, 2024. As of June 30, 2024, Freedom Life had total assets of approximately $389.8 million and total liabilities of approximately $304.9 million, as compared to total assets of approximately $371.5 million and total liabilities of approximately $290.0 million as of March 31, 2024.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of June 30, 2024, Freedom Insurance had 276,234 active contracts, as compared to 190,872 active contracts as of March 31, 2024. As of June 30, 2024, Freedom Insurance had total assets of approximately $156.1 million and total liabilities of approximately $106.4 million, as compared to total assets of approximately $158.0 million and total liabilities of approximately $112.8 million as of March 31, 2024.
As of June 30, 2024, we had 60 offices and 944 employees, including 920 full-time employees and 24 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of June 30, 2024, in our Other segment we had 47 offices and 2,056 employees, including 1,908 full-time employees and 148 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have recently established subsidiaries in Kazakhstan with a view to launching a telecommunications business and a media business, respectively, each of which is in the developmental stage. This revenue of this segment is currently mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
Digital Fintech Ecosystem and Product Expansion
Operating under the "Freedom" brand, our comprehensive suite of digital products and services enables our customers to engage in electronic trading and to monitor their accounts. Our flagship online trading platform Tradernet is designed for a wide range of investors featuring a comprehensive and user-friendly interface and secure infrastructure. The platform allows users to trade a diverse array of financial instruments, including stocks, options, and ETFs from major global exchanges such as KASE, AIX, NYSE, Nasdaq, ATHEX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse.

In addition to trading capabilities, we have expanded our digital solutions to include mortgages, auto loans, and insurance products. We also operate Ticketon Events LLP ("Ticketon"), the largest online ticket sales company in

Kazakhstan and Paybox platform, the digital payment aggregator which enables our customers to accept payments from buyers using a wide range of payment methods, including bank cards, online banking, electronic money, and more.

In April 2024, Freedom Bank KZ launched its mobile application, SuperApp, marking a significant milestone in the Kazakhstan financial technology sector. This innovative app consolidates all essential financial services into one platform, offering clients a seamless and convenient way to manage their finances. With SuperApp, clients can easily check their account balances, review transaction histories, make transfers and payments, open and manage deposits, and obtain and repay loans. The app also provides real-time portfolio monitoring, along with access to analytical reports and recommendations, empowering users to make well-informed investment decisions. SuperApp's payment services enable users to pay utility and internet bills, mobile phone charges, and other expenses effortlessly. SuperApp not only enhances the user experience but also aligns with our strategic goals. Customer satisfaction is improved through easy access to all banking and investment services in a single app, coupled with an intuitive interface and personalized recommendations.

Going forward, we prioritize further expanding our digital fintech ecosystem by integrating our online and mobile brokerage services, banking offerings, insurance products, payment processing systems, and online commercial ticketing services. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of financial products and services through a single platform. When achieving our strategic objectives, we rely heavily on information technology and its continuous development and innovation to offer our users a seamless customer interaction, meet their diverse needs, and ensure stringent adherence to regulatory requirements and information security standards.
In alignment with our digital fintech ecosystem strategy, we plan to expand our business by entering the telecommunications market in Kazakhstan and regional media industry. We seek to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, mobile virtual network operator (MVNO) services, WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business will be operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. During fiscal 2024, we established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom that is intended to become a national media platform in Kazakhstan offering tailored streaming services to the Kazakhstan and Central Asia market. This platform is expected to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres.
Changes in Credit Ratings
On June 28, 2024, S&P Global Ratings affirmed the long-term credit rating of Freedom Holding Corp. at the "B-" level and long-term and short-term credit ratings of Freedom KZ, Freedom EU, Freedom Global and Freedom Bank KZ at the "B/B" level. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were increased from "kzBB+" to "kzBBВ-", and S&P Global Ratings revised the outlook on Freedom Holding Corp. from negative to stable and the outlook on its core subsidiaries from negative to positive. The positive outlooks on the Freedom Holding Corp.'s subsidiaries reflect S&P's view that easing financial system risk in Kazakhstan and a further strengthening of the Group's risk management and capitalization could support its franchise over the next 12 months. The stable outlook on Freedom Holding Corp. reflects S&P's expectation that an upgrade on the holding company is unlikely even if it views the Group's creditworthiness overall as having strengthened.

On July 2, 2024, S&P Global Ratings revised its ratings outlook on Freedom Life to stable from negative. At the same time, S&P Global Ratings affirmed their 'BB' long-term issuer credit and financial strength ratings on Freedom Life. S&P Global Ratings also raised the Kazakhstan national scale rating on Freedom Life to 'kzAA-' from 'kzA+'. S&P Global Ratings consider that Freedom Life remains a strategically important subsidiary of the Group. This is based on Freedom Life's increasing importance to the Group's operations and track record of collaboration with other Group members. S&P Global Ratings continue to view Freedom Life as an insulated entity due to strong regulatory oversight and its operational independence from the parent.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. For additional information on these factors and other risks that may affect our financial condition and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the 2024 Form 10-K and “Risk Factors” in Part I, Item 1A, of the 2024 Form 10-K.

FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended June 30, 2024 are as follows:

We had total revenues, net of $450.7 million for the three months ended June 30, 2024, as compared to $316.2 million for the three months ended June 30, 2023. The increase between the two quarters was primarily attributable to the following:

•Our interest income for the three month ended June 30, 2024 was $226.0 million, representing an increase of $76.7 million, or 51%, compared to the three months ended June 30, 2023. The increase in interest income was primarily attributable to increases in interest income on margin loans to customers, loans to customers and trading securities.

•Our insurance underwriting income for the three months ended June 30, 2024 was $129.4 million, an increase of $84.5 million or 188%, compared to the three months ended June 30, 2023. The increase was driven by the expansion of our insurance operations such as pension annuity and accident insurance classes between the two quarters.

•Our fee and commission income for the three months ended June 30, 2024 was $115.5 million, an increase of $16.8 million, or 17%, compared to the three months ended June 30, 2023. The increase was mainly attributable to an increase in fee and commission income from brokerage services, which increase was offset in part by decreases in fee and commission income from bank services, payment processing and underwriting and market-making services.

•We had a net gain on derivatives for the three months ended June 30, 2024 in the amount of $12.5 million, an increase of $43.1 million, or 141%, compared to the three months ended June 30, 2023. This increase was due to revaluation of currency swaps.

•We had a net loss on trading securities of $52.1 million for the three months ended June 30, 2024, as compared to a net gain on trading securities of $31.8 million for the three months ended June 30, 2023. The majority of the net loss for the three months ended June 30, 2024 was attributable to declines in the market prices of Kazakhstan sovereign bonds held in our proprietary portfolio during the quarter.

We had total expense of of $409.1 million, for the three months ended June 30, 2024, as compared to $231.6 million for the three months ended June 30, 2023. The increase was mainly attributable to increases in interest expense, payroll and bonuses, fee and commission expense, general and administrative expense and insurance claims incurred, net of reinsurance.

We had net income of $34.4 million for the three months ended June 30, 2024, as compared to $68.1 million for the three months ended June 30, 2023.

Our total assets stayed relatively constant at $8.5 billion as of June 30, 2024 as compared to $8.3 billion as of March 31, 2024.

We had approximately 532,000 total retail brokerage customers as of June 30, 2024 as compared to approximately 530,000 as of March 31, 2024. We had approximately 1,000,000 banking customers at our Freedom Bank KZ subsidiary as of June 30, 2024 as compared to approximately 900,000 as of March 31, 2024.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended June 30, 2024 and 2023
The following comparison of our financial results for the three-month periods ended June 30, 2024 and 2023 is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended June 30, 2024		Three months ended June 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$115,489	25.6%	$98,703	31.2%	$16,786	17%
Net (loss)/gain on trading securities	(52,102)	(11.6)%	31,816	10.1%	(83,918)	(264)%
Interest income	226,004	50.1%	149,349	47.2%	76,655	51%
Insurance underwriting income	129,408	28.7%	44,889	14.2%	84,519	188%
Net gain on foreign exchange operations	8,089	1.8%	19,301	6.1%	(11,212)	(58)%
Net gain/(loss) on derivative	12,494	2.8%	(30,605)	(9.7)%	43,099	(141)%
Other income	11,333	2.5%	2,757	0.9%	8,576	311%
Total revenue, net	$450,715	100%	$316,210	100%	$134,505	43%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage services	$93,167	$55,082	$38,085	69%
Commission income from payment processing	8,563	18,042	(9,479)	(53)%
Underwriting and market-making services	4,702	8,831	(4,129)	(47)%
Bank services	2,516	12,841	(10,325)	(80)%
Other fee and commission income	6,541	3,907	2,634	67%
Total fee and commission income	$115,489	$98,703	$16,786	17%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended June 30,
	2024	2023
	(as a % of total fee and commission income)
Brokerage services	81%	56%
Commission income from payment processing	7%	18%
Bank services	2%	13%
Underwriting and market-making services	4%	9%
Other fee and commission income	6%	4%
Total fee and commission income	100%	100%

For the three months ended June 30, 2024, total fee and commission income was $115.5 million, an increase of $16.8 million, or 17%, as compared to fee and commission income of $98.7 million for the three months ended June 30, 2023.
Fee and commission income from brokerage services for the three months ended June 30, 2024 was $93.2 million, representing a 69% increase as compared to $55.1 million for the three months ended June 30, 2023. This increase was primarily due to an increase in the number of retail brokerage customers from 399,000 as of June 30, 2023 to 532,000 as of June 30, 2024. The increase in the number of customers was attributable in part to the migration of customers from FST Belize to brokerage companies within our Group between the two quarters. The increase was offset in part by a decrease in fee and commission income from brokerage services generated from FST Belize between the two quarters, as our omnibus brokerage arrangement with FST Belize was wound down and customers of FST Belize closed their accounts at FST Belize and opened accounts with brokerage companies within our Group. During the three months ended June 30, 2024, we earned fee and commission income from a market maker customer at our Freedom Global subsidiary in an amount of $64.9 million, representing 56% of our total fee and commission income for that quarter.

Fee and commission income from payment processing decreased to $8.6 million for the three months ended June 30, 2024 from $18.0 million for the three months ended June 30, 2023. The $9.5 million decrease is attributable to a significant reduction in transaction volumes between the two quarters, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed a substantial transaction volume.

Fee and commission income from banking services decreased by $10.3 million or 80% to $2.5 million in the three months ended June 30, 2024 from $12.8 million in the three months ended June 30, 2023. The decrease in fee and commission income from banking services was primarily due to a $9.6 million decrease in commissions generated on transfer and payment processing, which was a result of a lower volume of transfer and payment processing transactions between the two quarters.

Fee and commission income from underwriting and market-making activities decreased by 47% to $4.7 million, driven by a lower volume of underwriting transactions for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other fee and commission income increased by 67% to $6.5 million for the three months ended June 30, 2024 as compared to $3.9 million for the three months ended June 30, 2023, largely due to an increase in agency fees generated by our online travel ticket aggregator subsidiary between the two quarters, which was in turn due to an increase in usage and demand of such services.
Net (loss)/gain on trading securities
We had a net loss on trading securities of $52.1 million for the three months ended June 30, 2024, a decrease of $83.9 million as compared to a net gain of $31.8 million or the three months ended June 30, 2023. The following table sets forth information regarding our net gains and losses on trading activities during the three months ended June 30, 2024 and 2023:

(amounts in thousands)	Realized Net Gain	Unrealized Net (Loss)/Gain	Net (Loss)/Gain
Three months ended June 30, 2024	$12,841	$(64,943)	$(52,102)
Three months ended June 30, 2023	$10,865	$20,951	$31,816
During the three months ended June 30, 2024, we had a realized gain on trading securities of $12.8 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended June 30, 2024. However, we also incurred an unrealized net loss of $64.9 million during the same period due to the decline in the value of securities positions we held as of June 30, 2024. The majority of the unrealized net loss is attributable to Kazakhstan sovereign bonds, as a consequence of market price declines.
During the three months ended June 30, 2023, we had a realized gain on trading securities of $10.9 million, which is attributable to Kazakhstan sovereign bonds sold during three months ended June 30, 2023. We had an unrealized net gain in the three months ended June 30, 2023, due to securities positions we continued to hold at June 30, 2023, having appreciated by $21.0 million. The majority of the unrealized net gain is attributable to appreciation in the value of debt securities issued by the Ministry of Finance of the Republic of Kazakhstan. The appreciation can be primarily attributed to increased demand for government securities issued by Kazakhstan during the three months ended June 30, 2023.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Interest income on trading securities	$107,128	$86,840	$20,288	23%
Interest income on loans to customers	52,367	31,333	21,034	67%
Interest income on margin loans to customers	51,067	17,180	33,887	197%
Interest income on securities available-for-sale	8,400	8,345	55	1%
Interest income on reverse repurchase agreements and amounts due from banks	7,042	3,057	3,985	130%
Other interest income	—	2,594	(2,594)	(100)%
Total interest income	$226,004	$149,349	$76,655	51%

	Three months ended June 30,
	2024	2023
	(as a % of total interest income)
Interest income on trading securities	47%	58%
Interest income on loans to customers	23%	21%
Interest income on margin loans to customers	23%	12%
Interest income on securities available-for-sale	4%	6%
Interest income on reverse repurchase agreements and amounts due from banks	3%	2%
Other interest income	—%	1%
Total interest income	100%	100%

For the three months ended June 30, 2024, we had interest income of $226.0 million, representing an increase of $76.7 million, or 51%, compared to the three months ended June 30, 2023. The increase in interest income was primarily attributable to increases in interest income on margin loans to customers, loans to customers and trading securities. Interest income on trading securities increased by $20.3 million, or 23%, as a result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $21.0 million, or 67%, compared to the quarter ending June 30, 2023 due to the growth of Freedom Bank KZ's customer loan portfolio between the two quarters. Interest income on margin loans to customers increased by $33.9 million, or 197%, compared to the three months ended June 30, 2023, due to an increase in the usage of margin loans for trades by our clients between the two quarters. For the three months ended June 30,

2024, we earned interest income from margin lending from a market maker customer at our Freedom Global subsidiary in an amount of approximately $19.4 million, representing 9% of our total interest income from margin lending for that quarter.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$3,304,839	$2,759,974
Loans issued	1,390,244	977,317
Margin lending, brokerage and other receivables, net	1,486,110	432,214
Available for sale securities, at fair value	251,677	231,448
	Average yields

Trading securities	13.6%	13.2%
Loans issued	15.9%	13.5%
Margin lending, brokerage and other receivables, net	9.0%	6.7%
Available- for- sale securities, at fair value	14.0%	15.2%
	Interest income

Interest income on trading securities	$107,128	$86,840
Interest income on loans to customers	52,367	31,333
Interest income on margin loans to customers	32,197	7,065
Interest income on available- for- sale securities	8,400	8,345
Other interest income	7,042	5,651
Total interest income	$207,134	$139,234

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of June 30, 2024 and 2023, the monthly average balance of off-balance sheet arrangements were $962.7 million and $404.6 million, respectively, and the weighted average interest rate was 8.1%, and 10.4%, respectively.

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

	Three months ended June 30,
	2024 vs 2023
	Increase/ (decrease) due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$2,695	17,593	$20,288
Interest income on loans to customers	6,158	14,876	21,034
Interest income on margin loans to customers	2,960	22,173	25,133
Interest income on available-for-sale securities	(312)	367	55
Other interest income	—	—	1,391
Total interest income	$11,500	$55,009	$67,901
Net gain on foreign exchange operations
For the three months ended June 30, 2024, we realized a net gain on foreign exchange operations of $8.1 million compared to a net gain of $19.3 million for the three months ended June 30, 2023. The decrease in net gain can be attributed to a 5.5% depreciation of the Kazakhstan tenge against U.S. dollar during the three months ended June 30, 2024 as a result of which we had a net loss of $19.7 million at our subsidiary Freedom Bank KZ in the three months ended June 30, 2024 due to translation difference loss. The net loss was offset by a net gain of $17.0 million by FRHC and a $9.8 million net gain by Freedom Global in the three months ended June 30, 2024, as both companies conduct business in U.S. dollars.
Net gain on derivatives
For the three months ended June 30, 2024, we had net gain on derivatives of $12.5 million compared to a net loss of $30.6 million for the three months ended June 30, 2023. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which had an unrealized net gain of $8.2 million for the three months ended June 30, 2024 due to a positive revaluation of currency swaps, as compared to a realized net loss of $27.5 million for the three months ended June 30, 2023 due to a negative revaluation of currency swaps. Freedom Bank KZ engages in currency swaps to diversify its funding sources.
Insurance underwriting income
For the three months ended June 30, 2024, we had insurance underwriting income of $129.4 million, an increase of $84.5 million, or 188%, as compared to the three months ended June 30, 2023. The increase was primarily attributable to a $93.8 million, or 175%, increase in insurance underwriting income from written insurance premiums for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to the expansion of our insurance operations such as pension annuity and accident insurance classes between the two quarters. This increase in income from written insurance premiums was partially offset by a $1.0 million increase in reinsurance premiums ceded for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Written insurance premiums	$147,444	$53,648	$93,796	175%
Reinsurance premiums ceded	(4,180)	(3,155)	(1,025)	32%
Change in unearned premium reserve, net	(13,856)	(5,604)	(8,252)	147%
Insurance underwriting income	$129,408	$44,889	$84,519	188%

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended June 30, 2024		Three months ended June 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount		Amount	%
Fee and commission expense	$80,147	20%	$28,684	12%	$51,463	179%
Interest expense	145,718	36%	95,046	41%	50,672	53%
Insurance claims incurred, net of reinsurance	47,309	12%	21,514	9%	25,795	120%
Payroll and bonuses	57,524	14%	31,630	14%	25,894	82%
Professional services	7,268	2%	6,625	3%	643	10%
Stock compensation expense	10,615	3%	1,233	1%	9,382	761%
Advertising expense	17,201	4%	8,100	3%	9,101	112%
General and administrative expense	45,105	11%	24,475	11%	20,630	84%
(Recovery of)/provision for allowance for expected credit losses	(1,770)	—%	14,326	6%	(16,096)	(112)%
Total expense	$409,117	100%	$231,633	100%	$177,484	77%
______________
*    Percentage of total expense.

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Agency fees expense	$64,816	$18,389	$46,427	252%
Bank services	3,643	4,749	(1,106)	(23)%
Brokerage services	3,304	4,010	(706)	(18)%
Exchange services	541	884	(343)	(39)%
Central Depository services	208	102	106	104%
Other commission expenses	7,635	550	7,085	1288%
Total fee and commission expense	$80,147	$28,684	$51,463	179%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended June 30,
	2024	2023
	(as a % of total fee and commission expense)
Agency fees expense	81%	64%
Bank services	5%	17%
Brokerage services	4%	14%
Exchange services	1%	3%
Central Depository services	—%	—%
Other commission expenses	10%	2%
Total fee and commission expense	100%	100%

Fee and commission expense increased by $51.5 million or 179% in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase is mainly attributable to an increase of agency fees expense of $46.4 million or 252% compared to the three months ended June 30, 2023 and other commission expenses of $7.1 million, compared to the three months ended June 30, 2023. The increase in agency fees expenses was due to an increase in insurance products sales by Freedom Life, which are outsourced to outside agents. The increase in other commission expenses is attributable to increased commissions paid associated with Paybox consistent with the growth of its business activities between the two quarters, following our acquisition of it in the fourth quarter of fiscal 2023.
Interest expense
During the three months ended June 30, 2024, we had a $50.7 million, or 53%, increase in interest expense as compared to the three months ended June 30, 2023. The increase in interest expense was primarily attributable to a $17.0 million, or 22%, increase in interest expense on short-term financing through securities repurchase agreements due to an increase in the volume of such financing, and a $7.5 million, or 48%, increase in interest expense on customer deposits. Compared to the three months ended June 30, 2023, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,616,105	$2,100,552
Customer liabilities (1)	688,617	930,644
Debt securities issued	176,561	63,611
	Average rates

Securities repurchase agreement obligations	14.9%	15.2%
Customer liabilities (1)	14.1%	6.9%
Debt securities issued	16.7%	6.0%
	Interest expense
Interest expense on securities repurchase agreement obligations	$92,407	$75,455
Interest expense on customer accounts and deposits	23,127	15,603
Interest expense on debt securities issued	6,969	935
Other interest expense	23,215	3,053
Total interest expense	$145,718	$95,046
(1) Average balance, average rates, and interest expense relates to interest-bearing deposits.
The following table sets forth the effects of changing rates and volumes on interest. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on changes due to rate and the changes due to volume.

	Three months ended June 30,
	2024 vs 2023
	Increase/ (decrease) due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(1,236)	$18,188	$16,952
Interest expense on customer accounts and deposits	10,157	(2,633)	7,524
Interest expense on debt securities issued	2,938	3,096	6,034
Other interest expense	—	—	20,162
Total	$11,859	$18,651	$50,672
Insurance claims incurred, net of reinsurance
For the three months ended June 30, 2024, we had a $25.8 million, or 120%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended June 30, 2023. The increase was primarily attributable to the general expansion of our insurance operations between the two quarters.
Payroll and bonuses

For the three months ended June 30, 2024, we had payroll and bonuses expense of $57.5 million, representing an increase of $25.9 million or 82% compared to payroll and bonuses expense of $31.6 million for the three months ended June 30, 2023. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two quarters. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.

Professional services

For the three months ended June 30, 2024, our professional services expense was $7.3 million, representing an increase by $0.6 million or 10% compared to $6.6 million for the three months ended June 30, 2023. The increase was attributable to an overall growth of our company organically and through acquisitions resulting in an increased need of professional services including consulting and legal services.

Stock compensation expense

For the three months ended June 30, 2024, our stock compensation expense was $10.6 million, representing a increase of $9.4 million or 761% compared to stock compensation expense of $1.2 million for the three months ended June 30, 2023. The increase is attributable to new stock grants the majority of which vested on the date of issuance during the three months ended June 30, 2024 and the partial amortization of stock grants which were granted in March 2024.

Advertising expense

Advertising expense for the three months ended June 30, 2024, was $17.2 million, representing an increase of $9.1 million or 112% compared to $8.1 million for the three months ended June 30, 2023. The increase is primarily attributable to an increase in advertising expenses by Freedom Europe of $6.4 million attributable to marketing campaigns that were initiated during fiscal 2024 and continued in the three months ended June 30, 2024. This increase consisted of an increase of approximately $3.4 million on advertising and an increase of $3.0 million on influencer and affiliates advertising. There was also an increase of $0.8 million attributable to Aviata, an online ticket aggregator that continuously promotes its services through advertising, and an increase of $0.9 million from Freedom Advertising, a subsidiary which is an advertising and marketing agency.

General and administrative expense

General and administrative expense for the three months ended June 30, 2024, was $45.1 million, representing an increase of $20.6 million or 84% compared to general and administrative expense of $24.5 million for the three months ended June 30, 2023. This increase is attributable to the general expansion and development of our business between the two quarters. The main factors contributing to the increase were increases in other operating expenses, charity and sponsorship, software support, depreciation and amortization expense. Other operating expenses increased by $5.3 million mainly due to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. Our charity and sponsorship expense increased by $4.3 million due to several charitable contributions through our subsidiaries during the three months ended June 30, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Sport Programming Federation and construction work in Konayev city. Software support expenses increased by $2.6 million mainly due to the support of licensed software fee and other software systems. The increases of $1.5 million in depreciation and amortization expense and $1.3 million in rent expense were driven by the addition of new subsidiaries between the two quarters and the overall growth of our operations. The integration of new subsidiaries required substantial investments in new technology and infrastructure, leading to higher depreciation and amortization costs. Taxes, other than income tax, increased by $1.3 million mainly due to the general growth of the Group, including the addition of new subsidiaries. The expansion of our business operations resulted in higher tax liabilities, reflecting our broader market presence and increased operational scale. Business travel expenses increased by $0.9 million, reflecting more frequent business traveling as a result of the growth of our operations in Kazakhstan and other regions and our expanded geographic footprint.
(Recovery of)/provision for allowance for expected credit losses
We recognized allowance for credit losses in the amount of $1.8 million for the three months ended June 30, 2024, as compared to allowance for credit losses of $14.3 million for the three months ended June 30, 2023. As of June 30, 2024, the allowance for credit losses was $40.1 million, compared to $43.6 million as of March 31, 2024. The decrease is attributable to provisions for car loans. The decrease in provisions for car loans is primarily attributable to a change in estimates related to input data obtained from the National Bank of Kazakhstan.
Income tax expense
We had income before income tax of $41.6 million and $84.6 million for the three months ended June 30, 2024, and June 30, 2023, respectively. Income tax expense for the three months ended June 30, 2024, and June 30, 2023 was $7.3 million and $16.7 million, respectively. The decrease was primarily due to a decrease in our income before income tax between the two quarters. In addition, our effective tax rate during the three months ended June 30, 2024, decreased to 17.6%, from 19.7% during the three months ended June 30, 2023, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended June 30, 2024, we had net income of $34.3 million compared to $67.9 million for the three months ended June 30, 2023, a decrease of 50%.

Non-controlling interest
As of June 30, 2024, FRHC held a 94.81% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.19% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Net loss attributable to non-controlling interest was $0.1 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively.
Foreign currency translation adjustments, net of tax
Due to a 5.5% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended June 30, 2024, we realized a foreign currency translation loss of $65.8 million for the quarter ended June 30, 2024 since most of our Group's companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $1.8 million for the quarter ended June 30, 2023.

Segment Results of Operations

Business Segment Operations

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$174,916	$106,070	$68,846	65%
Banking	91,202	115,654	(24,452)	(21)%
Insurance	147,263	70,377	76,886	109%
Other	37,334	24,109	13,225	55%
Total revenue, net	$450,715	$316,210	$134,505	43%

For the three months ended June 30, 2024, total revenue, net increased in the Brokerage, Insurance and Other segments but decreased in the Banking segment, in each case compared to the three months ended June 30, 2023.

Brokerage Segment

In the three months ended June 30, 2024, in our Brokerage segment we had a significant increase in total revenue, net, primarily driven by an increase in interest income. This was largely due to increases in interest accrued on securities held in our trading portfolio and in interest accrued on margin loans to customers within this segment. Fee and commission income in this segment also increased, primarily due to a general increase in brokerage activity between the two quarters. Additionally, there was an increase in net gain on foreign exchange operations and other income. These revenue increases were partially offset by a decrease in net gain on trading securities.

Banking Segment

In the three months ended June 30, 2024, total revenue, net in the Banking segment decreased as compared to the three months ended June 30, 2024, mainly attributable to net losses on trading securities and on foreign exchange in this segment in the three months ended June 30, 2024. In addition, fee and commission income from banking operations decreased between the two quarters due to a decrease in commissions generated on transfer and payment processing. These decreases were partially offset by the effects of a net gain on derivatives in this segment in the three months ended June 30, 2024, as compared to a net loss in the three months ended June 30, 2023, and an increase in interest income on loans to customers.

Insurance Segment

In the three months ended June 30, 2024, total revenue, net in the Insurance segment increased mainly due to an increase in insurance underwriting income, reflecting the overall growth of our insurance operations between the two quarters.

Other Segment

In the three months ended June 30, 2024, total revenue, net in the Other segment increased mainly due to an increase of $16.9 million in net gain on foreign exchange operations from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two quarters and $4.2 million revenue received in the three months ended June 30, 2024 from our disposition of ITS Tech Limited, our former subsidiary providing IT support services. These increases were partially offset by a $6.9 million decrease in fee and commission income attributable to a decrease in Paybox's transaction volumes due to the cessation of operation of a counterparty that contributed significantly to its transaction volume.

The total expenses associated with our segments are summarized in the following table:

	Three months ended June 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$95,081	$56,196	$38,885	69%
Banking	122,910	96,054	26,856	28%
Insurance	129,985	53,462	76,523	143%
Other	61,141	25,921	35,220	136%
Total expense, net	$409,117	$231,633	$177,484	77%

For the three months ended June 30, 2024, total expenses, net increased across each of our business segments compared to the three months ended June 30, 2023.

Brokerage Segment

In the three months ended June 30, 2024, total expenses, net in our Brokerage segment increased primarily due to an increase in interest expense, which was in turn mainly due to interest paid on securities repurchase agreements. Additionally, there was an increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Advertising expenses in this segment also increased as we intensified our marketing efforts to expand our client base. General and administrative expenses increased due to the overall growth of our operations. These increases were partially offset by decreases in provision for impairment and fee and commission expense from brokerage services.

Banking Segment

In the three months ended June 30, 2024, total expenses, net in our Banking segment increased primarily due to a $25.7 million increase in interest expense on securities repurchase agreements within this segment, and a $11.2 million increase in interest expense on customer deposits. General and administrative expenses in this segment increased by $6.2 million, reflecting the general growth of Freedom Bank KZ's operations between the two quarters.

Insurance Segment

In the three months ended June 30, 2024, total expenses, net in our Insurance segment increased mainly due to an increase in fee and commission expense from agency fees, attributable to the overall growth of our insurance operations between the two quarters.

Other Segment

In the three months ended June 30, 2024, total expenses, net in our Other segment increase was driven by increases in payroll and bonuses, general and administrative expenses, fee and commission expense and interest expense. There was a $13.0 million increase in payroll and bonuses in the Other segment which is mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. In particular, $5.8 million of the increase in payroll and bonuses expense can be attributed to the addition of our Freedom Telecom and Freedom Management subsidiaries, which occurred after June 30, 2023. The increase of $8.9 million in general and administrative expense in the Other segment was also mainly attributable to our overall growth and the addition of new subsidiaries. In particular, $7.5 million of such increase was attributable to our Freedom Telecom and Shapagat subsidiaries. There was an increase of $5.6 million in fee and commission expense in the Other segment, which is mostly attributable to increased bank commission expense for payment services due to an increase of payment processing operations at certain Paybox subsidiaries, which increase was offset in part by the effects of a decrease in the volume of transactions by Paybox between the two quarters. Interest expense in the Other segment increased by $4.6 million, mainly attributable to an increase in interest expense on loans received by FRHC.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During the periods covered in this quarterly report our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.
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
We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other asset positions are stated at fair value and should generally be readily marketable in most market conditions. The following table sets out certain information regarding our assets as of the dates presented:

	June 30, 2024	March 31, 2024
(amounts in thousands)
Cash and cash equivalents(1)	$718,678	$545,084
Restricted cash(2)	$1,179,510	$462,637
Trading securities	$3,393,936	$3,688,620
Total assets	$8,483,560	$8,301,930
Net liquid assets(3)	$2,771,705	$3,137,383

(1)Of the $718.7 million in cash and cash equivalents we held at June 30, 2024, $151.0 million, or approximately 21%, was subject to reverse repurchase agreements. By comparison, at March 31, 2024, we had cash and cash equivalents of $545.1 million, of which $135.0 million, or approximately 25%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)     Principally consists of cash of our brokerage customers which are segregated in a special custody accounts for the exclusive benefit of our brokerage customers.
(3)     Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. It includes liquid assets possessed after deducting securities repurchase agreement obligations.
As of June 30, 2024, and March 31, 2024, we had total liabilities of $7.3 billion and $7.1 billion, respectively, including customer liabilities of $2.7 billion and $2.3 billion, respectively.
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

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(amounts in thousands)
Net cash flows from/(used in) operating activities	$854,066	$(914,134)
Net cash flows used in investing activities	(94,685)	(269,518)
Net cash flows from financing activities	245,534	1,258,533
Effect of changes in foreign exchange rates on cash and cash equivalents	(114,815)	(2,575)
Effect of expected credit losses on cash and cash equivalents and restricted cash	367	—

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$890,467	$72,306

Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the three months ended June 30, 2024, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(amounts in thousands)
Increases in trading securities (1)	$(24,454)		$(933,290)
Increases in brokerage customer liabilities (2)	$260,972		$29,037
Decrease/(increases) in margin lending, brokerage and other receivables	$399,425	(3)	$(147,366)
Increases in margin lending and trade payables (4)	$26,888		$55,045
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from decreased volume of margin lending receivables.
(4)Resulted primarily from increased volume of margin lending payables.
Net cash flows used in operating activities in the three months ended June 30, 2024, were primarily attributable to net cash outflows attributable to increases in trading securities and increases in margin lending, brokerage and other receivables, which changes were offset in part by an increase in customer liabilities over that quarter, which resulted from the increase of customer accounts in our Freedom Global subsidiary.

Net Cash Flows Used In Investing Activities
During the three months ended June 30, 2024, net cash used in investing activities was $94.7 million compared to net cash used in investing activities of $269.5 million during the three months ended June 30, 2023. During the three months ended June 30, 2024, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $2.6 million, the purchase of fixed assets in the amount of $24.2 million, and purchase of available-for-sale securities, net of proceeds, in the amount of $55.6 million. During the three months ended June 30, 2024 cash used for the issuance of loans, net of repayment decreased by $260.8 million compared to the three months June 30, 2023 due to a decrease in volume of loans issued in Freedom Bank KZ during the three months ended June 30, 2024 as compared to significant growth of the loan portfolio during the three months ended June 30, 2023.
Net Cash Flows From Financing Activities
Net cash flows from financing activities for the three months ended June 30, 2024, consisted principally of bank customer deposits received in the amount of $293.4 million due to the growth of our banking activity and mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $7.5 million. These cash inflows were offset in part by a cash outflow for securities repurchase agreement obligations in the amount of $54.9 million. The significant decrease in net cash flows from financing activities from the three months ended June 30, 2023 to the three months ended June 30, 2024 was primarily attributable to a $1.1 billion change in reimbursement/proceeds from securities repurchase agreement obligations between the two quarters. This change is attributable to proceeds from securities repurchase agreement obligations during the three months ended June 30, 2023, driven by an increase in trading securities during that quarter, as compared to the net repayment of previously borrowed funds under securities repurchase agreements during the three months ended June 30, 2024.
CAPITAL EXPENDITURES
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for our Freedom EU subsidiary. The contract implies approximate capital expenditures in the amount of $7.5 million, of which approximately $1.7 million was incurred in fiscal 2024 and of which approximately $4.4 million is planned to be incurred in fiscal 2025. We are financing this construction project primarily using our own funds.
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

As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Total capital expenditures required in connection with Freedom Media over the next five years are currently estimated to be approximately $54 million. We will finance our capital expenditures related to Freedom Media primarily using our own funds.
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
We did not declare or pay a cash dividend on our common stock during the three months ended June 30, 2024. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of June 30, 2024, $2.6 billion, or 76% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $2.8 billion, or 75% as of March 31, 2024. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount up to $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC. As of June 30, 2024, there was $64.6 million of such bonds outstanding.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds are guaranteed by FRHC and are listed on the AIX. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%. As of June 30, 2024, there was $200.4 million in principal amount of such bonds outstanding.

The aggregate accrued interest as of June 30, 2024 on the Freedom SPC bonds due 2026 and the Freedom SPC bonds due 2028 combined was $1.4 million.
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
At June 30, 2024, these minimum net capital and capital adequacy requirements ranged from approximately $0.2 million to $180.6 million and fluctuate depending on various factors. At June 30, 2024, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $239.0 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at June 30, 2024.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of June 30, 2024, we had goodwill of $50.6 million.
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
We recognize deferred tax liabilities and assets based on the difference between the Condensed Consolidated Balance Sheet and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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
Non-consolidation of FST Belize
Based on our assessment, we do not consolidate our affiliate FST Belize. See "Non-Consolidation of Freedom Securities Trading Inc." in Note 2 "Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS
For details of applicable new accounting standards, see "Recent accounting pronouncements" in Note 2 "Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2024, and March 31, 2024 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $135.9 million and $128.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $132.3 million and $138.3 million incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign Currency Exchange Risk
We have a presence in Armenia, Austria, Azerbaijan, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Kazakhstan, Kyrgyzstan, Lithuania, Netherlands, Poland, Spain, Turkey, the United Arab Emirates, the United Kingdom, the United States and Uzbekistan. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
The main market of our operations is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which can lose up to 17% quarterly (during COVID-19 outbreak) of its value relative to the U.S. dollar.
An analysis of our June 30, 2024, and March 31, 2024 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $3.1 million, and in the decrease in the amount of $121.5 million, respectively.

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
As of June 30, 2024, and March 31, 2024, our exposure to equity investments at fair value was $123.5 million and $126.1 million, respectively. Based on an analysis of the June 30, 2024, and March 31, 2024 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $12.4 million and $12.6 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage and banking services we offer. We incur credit risk in a number of areas, including margin lending and loans issued.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2024, we had $1.2 billion in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
Risk related to banking loans recoverability
Our loan portfolio may be impacted by global, regional and local macroeconomic and market dynamics, including prolonged weakness in GDP, reductions in consumer spending, decreases in property values or market corrections, growing levels of consumer debt, rising or high unemployment rates, changes in foreign exchange or interest rates, widespread health crises or pandemics, severe weather conditions, and the effects of climate change. Economic or market stresses generally have negative effect on the business landscape and financial markets. Decreases in property values or market adjustments may increase the likelihood of borrowers or counterparties failing to meet their obligations to us, potentially leading to an increase in credit losses.

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

For description of credit quality of the loans and other details please see "Note 7 - Loans Issued" in the notes to the condensed consolidated financial statements.

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
For a description of related risks, see the information under the heading "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of the 2024 Form 10-K.
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
Country Risk
The Russia-Ukraine conflict has led to disruptions in financial markets that has negatively impacted the global economy and created significant uncertainty. The Russia-Ukraine conflict has resulted in the imposition by many countries of economic sanctions and export controls against certain Russian industries, companies and individuals. In response, Russia has implemented its own countermeasures against countries, businesses and investors deemed "unfriendly." Partly as a result of the effects of the Russia-Ukraine conflict, businesses worldwide have experienced shortages in materials and increased costs for transportation, energy and raw materials. The continuation or escalation of the Russia-Ukraine conflict or other hostilities presents heightened risks relating to cyberattacks, supply chain disruptions, higher interest rates and greater frequency and volume of failures to settle securities transactions, as well as increase financial market volatility. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended on June 30, 2024, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 22, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

We believe that there have been no material changes from the risk factors previously disclosed in “Risk Factors” in our 2024 Form 10-K.

Item 5. Other Information

During the period covered by this quarterly report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).

Item 6. Exhibits
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
10.01	Employment Agreement dated April 7, 2023 between Freedom Finance Europe Ltd. and Evgeniy Tyapkin†*
10.02
Employment Agreement No. 9 dated February 8, 2018 between Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) and Azamat Yerdessov†*

10.03	Supplementary Agreement dated January 3, 2024 to an Employment Agreement No. 9 dated February 8, 2018 between Freedom Finance Life Joint Stock Company and Azamat Yerdessov†*
10.04	Employment Agreement No. 19-68 dated April 15, 2019 between Freedom Finance Joint Stock Company and Aidos Zhumagulov†*
10.05	Supplementary Agreement dated May 16, 2022 to an Employment Agreement No. 19-68 dated April 15, 2019 between Freedom Finance Joint Stock Company and Aidos Zhumagulov†*
10.06	Supplementary Agreement dated April 3, 2023 to an Employment Agreement No. 19-68 dated April 15, 2019 between Freedom Finance Joint Stock Company and Aidos Zhumagulov†*
10.07	Outstaffing Agreement dated May 28, 2024 between Freedom Holding Corp. and JMK Management Services Corp. for the services of Jason Kerr to act as the Chief Legal Officer of Freedom Holding Corp.†*
10.08	Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov†*
10.09	Employment Agreement No. 1 dated August 21, 2023 between Freedom Finance SPC LTD. and Kairat Akhmetov†*
10.10	Employment Agreement No. 2 dated May 11, 2023 between Freedom Horizons Limited Liability Partnership and Kairat Kelimbetov†*
10.11	Restricted Stock Award Agreement dated March 1, 2024 between Freedom Holding Corp. and Azamat Yerdessov*
10.12	Restricted Stock Award Agreement dated March 1, 2024 between Freedom Holding Corp. and Aidos Zhumagulov*
10.13	Restricted Stock Award Agreement dated October 06, 2022 between Freedom Holding Corp. and Azamat Yerdessov*
10.14	Restricted Stock Award Agreement dated May 18, 2021 between Freedom Holding Corp. and Aidos Zhumagulov*
10.15
Minutes No. 1/2018 of extraordinary general meeting of shareholders of Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) dated March 19, 2018†*

10.16	Minutes No. 05/14 of meeting of the board of directors of Freedom Finance Joint Stock Company dated May 14, 2024†*
10.17	Employment Agreement No. 23-533 dated November 27, 2023 between Freedom Finance Global PLC and Azamat Yerdessov†*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended June 30, 2024, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.
† Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(a)(6) and Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 9, 2024	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 9, 2024	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer