Form 10-Q
period 2024-09-30
Freedom Holding Corp.
filed 2024-11-08
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 58th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)
(212) 980 4400
(Registrant's telephone number, including area code)

“Esentai Tower” BC, Floor 7, 77/7 Al Farabi Ave., Almaty, Kazakhstan
(Former address, if changed since last report)
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
Yes ☐  No ☒
As of November 7, 2024, the registrant had 60,612,417 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2024	March 31, 2024

ASSETS
Cash and cash equivalents (including $1,915 and $203 from related parties)	$569,179	$545,084
Restricted cash (including $6,669 and $— with related parties)	895,651	462,637
Trading securities (including $1,231 and $1,326 with related parties)	3,601,118	3,688,620
Available-for-sale securities, at fair value	284,580	216,621
Margin lending, brokerage and other receivables, net (including $162,066 and $22,039 due from related parties)	1,623,962	1,660,275
Loans issued (including $141,290 and $147,440 to related parties)	1,368,656	1,381,715
Fixed assets, net	142,446	83,002
Intangible assets, net	46,112	47,668
Goodwill	53,166	52,648
Right-of-use asset	37,028	36,324
Insurance contract assets	24,982	24,922
Other assets, net (including $14,914 and $5,257 with related parties)	169,375	102,414
TOTAL ASSETS	$8,816,255	$8,301,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,584,131	$2,756,596
Customer liabilities (including $191,607 and $44,127 to related parties)	3,329,133	2,273,830
Margin lending and trade payables	303,411	867,880
Liabilities from insurance activity	364,156	297,180
Current income tax liability	27,844	32,996
Debt securities issued	267,341	267,251
Lease liability	37,664	35,794
Liability arising from continuing involvement	506,091	521,885
Other liabilities (including $729 and $9,854 to related parties)	133,248	81,560
TOTAL LIABILITIES	$7,553,019	$7,134,972
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,557,801 shares issued and outstanding as of September 30, 2024, and 60,321,813 shares issued and outstanding as of March 31, 2024, respectively	61	60
Additional paid in capital	209,249	183,788
Retained earnings	1,147,798	998,740
Accumulated other comprehensive loss	(96,869)	(18,938)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,260,239	$1,163,650

Non-controlling interest	2,997	3,308
TOTAL SHAREHOLDERS’ EQUITY	$1,263,236	$1,166,958

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,816,255	$8,301,930
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Fee and commission income (including for the three months ended $837 and $20,022, for the six months ended $1,703 and $35,917 from related parties)	$121,051	$111,703	$236,540	$210,406
Net gain on trading securities	68,317	50,771	16,215	82,587
Interest income (including for the three months ended $375 and $9,731, for the six months ended $644 and $15,084 from related parties)	210,324	213,063	436,328	362,412
Insurance underwriting income	160,344	57,976	289,752	102,865
Net gain/(loss) on foreign exchange operations	6,479	(3,696)	14,568	15,605
Net gain/(loss) on derivative	6,308	1,378	18,802	(29,227)
Other income	8,077	4,386	19,410	7,143
TOTAL REVENUE, NET	$580,900	$435,581	$1,031,615	$751,791

Expense:
Fee and commission expense	$90,837	$31,614	$170,984	$60,298
Interest expense	124,665	139,381	270,383	234,427
Insurance claims incurred, net of reinsurance	66,684	33,988	113,993	55,502
Payroll and bonuses	66,210	39,998	123,734	71,628
Professional services	8,245	11,951	15,513	18,576
Stock compensation expense	12,056	1,031	22,671	2,264
Advertising expense	20,049	8,639	37,250	16,739
General and administrative expense (including for the three months ended $6,247 and $5,229, for the six months ended $8,971 and $7,561 from related parties)	53,240	29,630	98,345	54,105
Provision for allowance for expected credit losses	10,427	4,662	8,657	18,988
TOTAL EXPENSE	$452,413	$300,894	$861,530	$532,527

INCOME BEFORE INCOME TAX	128,487	134,687	170,085	219,264

Income tax expense	(13,999)	(19,208)	(21,338)	(35,864)

NET INCOME	$114,488	$115,479	$148,747	$183,400

Less: Net loss attributable to non-controlling interest in subsidiary	(170)	(368)	(311)	(549)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$114,658	$115,847	$149,058	$183,949

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	4,306	2,168	7,680	4,407
Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	185	(306)	167	(1,264)
Foreign currency translation adjustments	(19,967)	(29,933)	(85,778)	(31,693)
OTHER COMPREHENSIVE LOSS	(15,476)	(28,071)	(77,931)	(28,550)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$99,012	$87,408	$70,816	$154,850

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(170)	(368)	(311)	(549)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$99,182	$87,776	$71,127	$155,399

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	1.93	1.97	2.51	3.13
Earnings per common share - diluted	1.89	1.95	2.46	3.09

Weighted average number of shares (basic)	59,363,122	58,581,332	59,310,891	58,546,963
Weighted average number of shares (diluted)	60,460,173	59,291,832	60,358,442	59,292,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Six Months Ended September 30,
	2024	2023

Cash Flows From Operating Activities
Net income	$148,747	$183,400
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	8,065	6,611
Amortization of deferred acquisition costs	107,266	12,161
Noncash lease expense	6,196	4,023
Change in deferred taxes	(3,623)	3,312
Stock compensation expense	22,671	2,264
Unrealized gain on trading securities	(974)	(30,664)
Unrealized gain on derivatives	(4,053)	(434)
Net realized loss/(gain) on available-for-sale securities	167	(1,264)
Net change in accrued interest	12,558	(68,173)
Revaluation of purchase price of previously held interest in Arbuz	—	(1,040)
Gain from sale of ITS tech	(4,201)	—
Change in insurance reserves	93,241	38,032
Revaluation of investments in associates	(1,960)	—
Change in unused vacation reserves	474	1,800
Provision for allowance for expected credit losses	8,657	18,988
Changes in operating assets and liabilities:
Trading securities	(187,941)	(1,264,940)
Margin lending, brokerage and other receivables (including $(140,027) and $294,985 changes from related parties)	3,584	(656,755)
Insurance contract assets	(6,085)	3,412
Other assets	(160,073)	(30,959)
Brokerage customer liabilities (including $(147,480) and $(130,210) changes from related parties)	916,550	354,720
Current income tax liability	(5,152)	17,947
Margin lending and trade payables (including $(485) and $(3,239) changes from related parties)	(549,368)	39,701
Lease liabilities	(5,227)	(4,728)
Liabilities from insurance activity	2,608	(262)
Other liabilities	13,945	21,159
Net cash flows from/(used in) operating activities	416,072	(1,351,689)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(33,641)	(19,446)
Net change in loans issued to customers	(95,076)	(443,901)
Purchase of available-for-sale securities, at fair value	(144,767)	(134,002)
Proceeds from sale of available-for-sale securities, at fair value	69,849	174,277
Consideration paid for Arbuz	—	(13,281)
Consideration paid for Internet Tourism	—	(31)
Consideration paid for Aviata	—	(690)
Consideration paid for Ticketon	—	(3,003)
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	—	(1,987)
Cash, cash equivalents and restricted cash received from acquisitions	—	2,461
Cash received from sale of ITS Tech	2,000	—
Capital contribution to investment in associate	(2,479)	—
Cash, cash equivalents disposed from sale of ITS Tech	(542)	—

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Consideration paid to SilkNetCom	(11,183)	—
Cash received at acquisition of SilkNetCom	54	—
Prepayment on acquisitions	(7,652)	(10,550)

Net cash flows used in investing activities	(223,437)	(450,153)

Cash Flows From Financing Activities
Net proceeds from securities repurchase agreement obligations	30,269	1,367,948
Proceeds from issuance of debt securities	—	5,801
Repurchase of mortgage loans under the State Program	(26,771)	(19,526)
Funds received under state program for financing of mortgage loans	40,793	53,400
Net change in bank customer deposits	308,669	279,939
Purchase of non-controlling interest in Arbuz	—	(3,228)
Net proceeds from loans received	17,355	410

Net cash flows from financing activities	370,315	1,684,744
Effect of changes in foreign exchange rates on cash and cash equivalents	(106,027)	(59,098)
Effect of expected credit losses on cash and cash equivalents and restricted cash	186	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	457,109	(176,196)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,007,721	1,026,945

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,464,830	$850,749

	For The Six Months Ended September 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$252,860	$220,299
Income tax paid	$30,312	$13,484

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$(218)	$3,771
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2024	September 30, 2023

Cash and cash equivalents	$569,179	$463,875
Restricted cash	895,651	386,874
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,464,830	$850,749

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

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At June 30, 2024	60,721,010	$60	$197,205	$1,033,140	$(81,393)		$1,149,012		$3,167		$1,152,179

Delivered stock based compensation from previous quarter	3,648	—	290	—	—		290		—		290
Forfeited stock based compensation	(310,700)	—	—	—	—		—		—		—
Undelivered stock based compensation	(12,816)	—	(302)	—	—		(302)		—		(302)
Stock based compensation	156,659	1	12,056	—	—		12,057		—		12,057
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(19,967)		(19,967)		—		(19,967)
Other comprehensive income	—	—	—	—	4,491		4,491		—		4,491
Net income/(loss)	—	—	—	114,658	—		114,658		(170)		114,488

At September 30, 2024	60,557,801	$61	209,249	$1,147,798	(96,869)	0	$1,260,239	0	2,997	0	$1,263,236

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)		$1,163,650		$3,308		$1,166,958

Delivered stock based compensation from previous year	215,878	—	3,092	—	—		3,092		—		3,092
Forfeited stock based compensation	(310,700)	—	—	—	—		—		—		—
Undelivered stock based compensation	(12,816)	—	(302)	—	—		(302)		—		(302)
Stock based compensation	343,626	1	22,671	—	—		22,672		—		22,672
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(85,778)		(85,778)		—		(85,778)
Other comprehensive income	—	—	—	—	7,847		7,847		—		7,847
Net income/(loss)	—	—	—	149,058	—		149,058		(311)		148,747

At September 30, 2024	60,557,801	$61	$209,249	$1,147,798	$(96,869)		$1,260,239		$2,997		$1,263,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At June 30, 2023	59,659,191	$59	$165,395	$691,302	$(34,479)		$822,277		$3,459		$825,736

Stock based compensation	—	—	1,031	—	—		1,031		—		1,031
Purchase of ReKassa shares	—	—	—	—	—		—		256		256
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(29,933)		(29,933)		—		(29,933)
Other comprehensive income	—	—	—	—	1,862		1,862		—		1,862
Net income/(loss)	—	—	—	115,847	—		115,847		(368)		115,479

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)	0	$911,084	0	$3,347	0	$914,431

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)		$777,285		$(6,549)		$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—		(22,772)		—		(22,772)
Stock based compensation	—	—	2,264	—	—		2,264		—		2,264
Disposal of FF Ukraine	—	—	—	(6,549)	—		(6,549)		6,549		—
Purchase of Arbuz shares	—	—	—	5,457	—		5,457		3,640		9,097
Purchase of ReKassa shares	—	—	—	—	—		—		256		256
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(31,693)		(31,693)		—		(31,693)
Other comprehensive income	—	—	—	—	3,143		3,143		—		3,143
Net income/(loss)	—	—	—	183,949	—		183,949		(549)		183,400

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)		$911,084		$3,347		$914,431

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for its own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services, and information processing services. The Company also owns several ancillary businesses which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and the Group also has a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock trades on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX").
As of September 30, 2024, the Company owned, directly or indirectly, the following companies:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Name of subsidiary	Jurisdiction of Incorporation	Number of subsidiaries	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	3	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	—	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	2	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	—	Securities broker-dealer
Prime Executions, Inc. ("PrimeEx")	USA	—	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	—	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	—	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	2	Commercial bank
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	—	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	—	General insurance
Other Segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	3	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	—	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	—	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	5	Payment services
Aviata LLP ("Aviata")	Kazakhstan	—	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism")	Kazakhstan	—	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	4	Online retail trade and e-commerce
Comrun LLP ("ReKassa")	Kazakhstan	—	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	4	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	8	Holding company
Freedom Advertising Ltd	Kazakhstan	—	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	—	Non-profit
FRHC Fractional SPC LTD	Kazakhstan	—	Issuance of debt securities
Freedom Holding Operations LLP	Kazakhstan	—	Human resources
Freedom Horizons LLP	Kazakhstan	—	Business consulting and services
Freedom Finance Azerbaijan LLC	Azerbaijan	—	Financial educational center
Freedom Finance FZE.	UAE	—	Consulting
Freedom Management Ltd.	UAE	—	Consulting
Freedom Finance Turkey LLC	Turkey	—	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	—	IT development
Freedom Prime UK Limited ("Prime UK")	UK	—	Management consulting
Freedom Structured Products PLC	Cyprus	—	Financial services
FFIN Securities, Inc.	USA	—	Dormant
Freedom U.S. Market LLC	USA	2	Management company
LD Micro ("LD Micro")	USA	—	Event platform
Freedom US Technologies LLC	USA	—	Technology services

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance, as well as lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE), and the Uzbek Republican Currency Exchange (UZCE). Additionally, it is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). Freedom EU enhances the Company's offerings by providing clients with operational support and access to investment opportunities in the United States and European securities markets.
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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s 2024 Annual Report on Form 10-K. Note 2 to the consolidated financial statements in Company’s 2024 Annual Report on Form 10-K contains a summary of all of the Company’s significant accounting policies, except for the following amendments:
Non-Consolidation of Freedom Securities Trading Inc.

Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) ("FST Belize") is a company that is outside of the Group which has been solely owned by Mr. Turlov since July 2014. The Company does not consolidate FST Belize under either of the primary consolidation methods - the variable interest entity (“VIE”) accounting method and the voting interest method ("VOE") because (i) FST Belize is not a VIE due to the fact it has sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Turlov, and (ii) Mr. Turlov has a controlling interest in FST Belize such that under the VOE model FRHC is not required to consolidate FST Belize. Other than Mr. Turlov, there are no other shareholders of FST Belize or parties with participating rights or the ability to remove Mr. Turlov from his ownership position in or to make all decisions in respect of FST Belize. While prior to the end of the Company's fiscal year ended March 31, 2024 we had an omnibus brokerage relationship with FST Belize, such relationship had been terminated as of March 31, 2024.

Deconsolidation of Freedom Finance Ukraine LLC

As at September 30, 2024, the Company owned a 9% interest in Freedom Finance Ukraine LLC ("Freedom UA"), a Kyiv, Ukraine-based broker-dealer. The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Through March 31, 2023, the Company had consolidated Freedom UA into the financial statements of the Company. On October 19, 2022, Freedom UA was added to the Ukrainian government's sanctioned entities list, resulting in suspension of its brokerage license. Given the ongoing uncertainty surrounding the situation in Ukraine and based on the Company's management's belief that the Company does not maintain effective control over Freedom UA, the Company has accounted for the deconsolidation of Freedom UA since April 1, 2023 (the date of loss of control).

Concentrations of Revenue

Revenues from one customer of the Group’s Brokerage segment represented the following amount of the Group’s consolidated revenues:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Single non-related party	$79,011	$69,882	$163,284	$104,956

Impairment of Goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information, which is regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.
The Company has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. In line with this, four major reporting units have been established: brokerage, banking. insurance and other. The management team responsible for each business reviews financial information related to this reporting unit, including revenue, expenses, and market trends.
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

The Company discloses information about its reporting units, the carrying amounts of goodwill allocated to each reporting unit, and the impairment losses recognized. The allocation of goodwill to reporting units ensures a focused evaluation of each unit's financial performance and facilitates the identification of potential impairment, enhancing the transparency and reliability of the Company's financial reporting.

As of September 30, 2024 and March 31, 2024, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $53,166 and $52,648 respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

The amount of goodwill at September 30, 2024 increased compared to March 31, 2024, as a result of the acquisition of 100% SilkNetCom LLP by Freedom Telecom Holding, which occurred after March 31, 2024. See Note 22 Acquisitions of subsidiaries to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
The changes in the carrying amount of goodwill for three months ended September 30, 2024 and 2023, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2023	$2,677	$2,652	$980	$8,715	$15,024
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Foreign currency translation difference	(50)	93	—	—	43
Acquired	—	—	—	37,320	37,320
Balance as of September 30, 2023	$2,627	$2,745	$980	$45,203	$51,555

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Forex	(75)	(6)	(75)	(2,703)	(2,859)
Acquired	—	—	—	3,377	3,377
Balance as of September 30, 2024	$2,613	$2,740	$965	$46,848	$53,166

Accumulated impairment
Balance as of March 31, 2023	$—	$—	$—	$832	$832
Impairment expense	—	—	—	—	—
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Balance as of September 30, 2023	$—	$—	$—	$—	$—

Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of September 30, 2024	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of September 30, 2023	$2,627	$2,745	$980	$45,203	$51,555
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Balance as of September 30, 2024	$2,613	$2,740	$965	$46,848	$53,166
Recent accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by (i) ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, and (ii) ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application (collectively referred to herein as ASU 2018-12). ASU 2018-12 changed existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, (2) a requirement to account for market risk benefits (MRBs) at fair value, (3) simplified amortization for deferred policy acquisition costs (DAC), and (4) enhanced financial statement presentation and disclosures. For the Company, the Update is effective for fiscal years beginning after December 15, 2024, or interim periods after December 15, 2025. The Company will adopt ASU 2018-12 effective April 1, 2025 using the modified retrospective transition method where permitted. ASU 2018-12 will impact the accounting and disclosure requirements for all long-duration contracts issued by the Company. The Company expects the standard to have an immaterial financial impact on its consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-02 will have on its consolidated financial statements and related disclosures.
In August 2023, the Financial Accounting Standards Board issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in ASU 2023-25 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact ASU 2023-05 will have on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued Accounting Standards Update No. 2023-06 (“ASU 2023-06”), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then ASU 2023-06 will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no material impact is anticipated.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact ASU No 2023-07 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is currently evaluating the impact ASU No 2023-08 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No 2023-09 will have on its consolidated financial statements and related disclosures.

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
NOTE 3 – CASH AND CASH EQUIVALENTS
As of September 30, 2024, and March 31, 2024, cash and cash equivalents consisted of the following:

	September 30, 2024	March 31, 2024

Short term deposits in National Bank (Kazakhstan)	$185,925	$196,942
Short term deposits in commercial banks	166,829	127,051
Securities purchased under reverse repurchase agreements	121,493	134,961
Petty cash in bank vault and on hand	43,375	22,613
Overnight deposits	28,295	3,557
Short term deposits on brokerage accounts	9,459	2,917
Cash in transit	8,574	9,633
Short term deposits in stock exchanges	5,071	47,830
Short term deposits in the Central Depository (Kazakhstan)	451	42
Allowance for Cash and cash equivalents	(293)	(462)
Total cash and cash equivalents	$569,179	$545,084

As of September 30, 2024, and March 31, 2024, total cash and cash equivalents included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of September 30, 2024, and March 31, 2024 are presented below:

	September 30, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	12.96%	73,001	73,001
Corporate debt	11.28%	26,473	26,473
Non-US sovereign debt	5.86%	12,801	$12,801
US sovereign debt	8.88%	9,218	9,218
Total		$121,493	$121,493

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.57%	$96,647	$96,647
US sovereign debt	4.77%	16,885	16,885
Non-US sovereign debt	4.45%	12,468	12,468
Corporate debt	5.31%	8,961	8,961
Total		$134,961	$134,961

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of September 30, 2024 and March 31, 2024, was $122,375 and $133,380, respectively.
As of September 30, 2024 and March 31, 2024, securities purchased under reverse repurchase agreements included accrued interest in the amount of $88 and $106, with a weighted average maturity of 4 days and 3 days, respectively. All securities reverse repurchase agreements transactions were executed on KASE.
NOTE 4 – RESTRICTED CASH
As of September 30, 2024, and March 31, 2024, restricted cash consisted of the following:

	September 30, 2024	March 31, 2024

Brokerage customers’ cash	$804,567	$366,260
Guaranty deposits	91,744	97,052
Restricted bank accounts	8,380	8,079
Due from banks	6,071	6,374
Deferred distribution payment	23	23
Allowance for restricted cash	(15,134)	(15,151)

Total restricted cash	$895,651	$462,637

As of September 30, 2024, and March 31, 2024, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of September 30, 2024, and March 31, 2024, trading and available-for-sale securities consisted of the following:

	September 30, 2024	March 31, 2024

Non-U.S. sovereign debt	$2,353,084	$2,409,126
Corporate debt	1,071,502	1,108,870
Corporate equity	128,434	126,103
U.S. sovereign debt	41,442	43,173
Exchange traded notes	6,656	1,348
Total trading securities	$3,601,118	$3,688,620

	September 30, 2024	March 31, 2024

Corporate debt	$184,556	$173,568
Non-U.S. sovereign debt	78,446	27,016
U.S. sovereign debt	21,578	16,037
Total available-for-sale securities, at fair value	$284,580	$216,621

The following tables present maturity analysis for available-for-sale securities as of September 30, 2024, and March 31, 2024:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	29,395	98,466	52,424	4,271	184,556
Non-US sovereign debt	17,764	17,675	36,100	6,907	78,446
US sovereign debt	—	11,946	8,357	1,275	21,578
Total available-for-sale securities, at fair value	$47,159	$128,087	$96,881	$12,453	$284,580

	March 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	65,415	44,374	59,553	4,226	173,568
Non-US sovereign debt	7,839	7,310	5,797	6,070	27,016
US sovereign debt	—	5,059	9,753	1,225	16,037
Total available-for-sale securities, at fair value	$73,254	$56,743	$75,103	$11,521	$216,621

As of September 30, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading and available-for-sale securities – the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,416,606 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $714,467. As of March 31, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities and available-for-sale securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,420,855 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $727,440. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of the September 30, 2024 and March 31, 2024, the Group had $361 and $413 that was recognized as other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2024, and March 31, 2024:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of September 30, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	12.05%	$2,353,084	$2,090,214	$262,870	$—
Corporate debt	13.96%	1,071,502	336,376	734,754	372
Corporate equity		128,434	106,526	3,513	18,395
U.S. sovereign debt	3.62%	41,442	41,442	—	—
Exchange traded notes		6,656	6,132	524	—

Total trading securities		$3,601,118	$2,580,690	$1,001,661	$18,767

Corporate debt	14.23%	$184,556	$56,457	$128,099	$—
Non-US sovereign debt	11.31%	78,446	56,694	21,752	—
US sovereign debt	2.68%	21,578	21,578	—	—

Total available-for-sale securities, at fair value		$284,580	$134,729	$149,851	$—

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
The tables below present the valuation techniques and significant Level 3 inputs used in the valuation as of September 30, 2024, and March 31, 2024. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of September 30, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	372	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	18,262	Discount rate	13.0%
			Estimated number of years	4 years, 3 months
			Termination multiplier	26.8x
Corporate equity	DCF	133	Discount rate	58.8%
			Estimated number of years	9 years
Total		$18,767

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2024, and the year ended March 31, 2024:

Trading securities
Balance as of March 31, 2023	$5,138

Reclassification to Level 2	$(32)
Deconsolidation of Freedom UA securities	(3,927)
Sale of investments that use Level 3 inputs	(15,856)
Purchase of investments that use Level 3 inputs	35,807
Revaluation of investments that use Level 3 inputs	(132)
Reclassification to investment in associate	(556)
Balance as of March 31, 2024	$20,442

Reclassification to Level 3	—
Sale of investments that use Level 3 inputs	—
Purchase of investments that use Level 3 inputs	—
Revaluation of investments that use Level 3 inputs	(1,675)
Balance as of September 30, 2024	$18,767
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of September 30, 2024, and March 31, 2024:

	September 30, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$182,778	$(47)	$1,825	$184,556	2024-2039
Non-US sovereign debt	78,083	(314)	677	78,446	2025-indefinite
U.S. sovereign debt	21,813	—	(235)	21,578	2027-2044
Total available-for-sale securities, at fair value	$282,674	$(361)	2,267	$284,580

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$172,689	$(61)	$940	$173,568	2024-2039
Non-U.S. sovereign debt	29,121	(352)	(1,753)	27,016	2024-indefinite
U.S. sovereign debt	16,767	—	(730)	16,037	2027-2044
Total available-for-sale securities, at fair value	$218,577	$(413)	$(1,543)	$216,621
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of September 30, 2024, and March 31, 2024, consisted of:

	September 30, 2024	March 31, 2024

Margin lending receivables	$1,587,112	$1,635,377
Bank commissions receivable	11,891	11,574
Bond coupon receivable and dividends accrued	11,199	5,429
Receivables from payment processing services	4,631	5,351
Receivables from brokerage clients	2,748	2,603
Other receivables	20,450	11,931

Allowance for receivables	(14,069)	(11,990)

Total margin lending, brokerage and other receivables, net	$1,623,962	$1,660,275

Margin lending receivables are amounts owed to the Group from customers as a result of borrowings by such customers against the value of qualifying securities, primarily for the purpose of purchasing additional securities. Amounts may fluctuate from date to date as overall client balances change as a result of market levels, client positioning and leverage. Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and the Group's right to call for margin when collateral values decline.

The fair value of collateral held by the Group under margin loans as of September 30, 2024, and March 31, 2024 was $5,845,654 and $7,579,057, respectively. As of September 30, 2024, and March 31, 2024, collateral from single counterparty comprised $2,934,515 and $2,516,108, 50% and 33% of the total collateral value, respectively. At the same time margin lending receivable from single counterparty comprised $680,078 and $399,196, respectively.
For both individual and institutional brokerage clients, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the client or may use such financial instruments for the Group's own account or the account of another client. The Group maintains omnibus brokerage accounts for certain institutional brokerage clients, in which transactions of the underlying clients of such institutional clients are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other clients of the Group.
As of September 30, 2024, and March 31, 2024, using historical and statistical data, the Group had allowances for brokerage receivables in the amounts of $14,069 and $11,990, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of September 30, 2024, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$766,949	October 2024 - September 2049	10.5%	$766,949	KZT
Car loans	201,429	October 2024 - April 2032	24.1%	198,418	KZT
Uncollateralized bank customer loans	231,863	October 2024 - September 2044	27.6%	—	KZT
Right of claim for purchased retail loans	138,092	October 2024 - February 2030	15.0%	138,092	KZT
Collateralized bank customer loans	71,106	October 2024 - July 2043	16.9%	66,603	KZT
Subordinated loan	6,163	December 2025	3.0%	—	USD
Other	1,744	October 2024 - September 2029	18.1%/4.5%	26	KZT/EUR

Allowance for loans issued	(48,690)

Total loans issued	$1,368,656
The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund (the "Program Operator") related to the state mortgage program "7-20-25" and transfers the rights to claim on the mortgage loans to the Program Operator. The proceeds received from these transfers are presented within funds received under state program for financing of mortgage loans in the Condensed Consolidated Statements of Cash Flows. Under this program, borrowers can receive a mortgage at an interest rate of 7% for 20 years, and the interest payments received by the Group are recognized as interest income in the Company’s Consolidated Statements of Operations and Statements of Other Comprehensive Income. In accordance with the program and trust management agreement for the program, the Group services the transferred loans and remits all repayments of principal it receives plus 4% of the 7% interest received to the Program Operator. The interest paid to the Program Operator is recognized as interest expense in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. The remaining 3% of the 7% interest is retained by Group. Under the program and trust management agreement, the Group is required to repurchase the rights to make claims on the transferred loans when either loan principal repayments or interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loans’ nominal value and is presented within repurchase of mortgage loans under the State Program in the Condensed Consolidated Statements of Cash Flows.

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Company has determined that the Group retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Company continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. This liability accrues 4% interest annually as described above. As of September 30, 2024 and March 31, 2024, the corresponding liability amounted to $506,091 and $521,885, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2024 and March 31, 2024, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $519,763 and $532,389, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans from FFIN Credit. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot project, it is anticipated that FFIN Credit will be sold by Mr. Turlov to the Company. Freedom Bank KZ has legal ownership over the loans purchased from FFIN Credit. However, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit as right of claim for purchased retail loans on the Consolidated Balance Sheets within loans issued. As of September 30, 2024 and March 31, 2024, right of claims for purchased retail loans amounted to $138,092 and $146,152, respectively.

The total accrued interest for loans issued amounted to $8,789 as of September 30, 2024 and $8,327 as of March 31, 2024.
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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of September 30, 2024. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Fiscal Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Mortgage loans	$112,527	$211,478	$407,953	$34,991	$—	$—	$—	$766,949
that are not credit impaired	112,527	209,358	404,368	34,418	—	—	—	760,671
with significant increase in credit risk	—	1,394	2,121	427	—	—	—	3,942
that are credit impaired	—	726	1,464	146	—	—	—	2,336
Car loans	1,772	150,666	48,991	—	—	—	—	201,429
that are not credit impaired	1,772	145,830	37,587	—	—	—	—	185,189
with significant increase in credit risk	—	1,574	1,422	—	—	—	—	2,996
that are credit impaired	—	3,262	9,982	—	—	—	—	13,244
Uncollateralized bank customer loans	39,831	164,352	27,673	7	—	—	—	231,863
that are not credit impaired	39,417	143,278	21,715	—	—	—	—	204,410
with significant increase in credit risk	290	6,168	1,115	—	—	—	—	7,573
that are credit impaired	124	14,906	4,843	7	—	—	—	19,880
Right of claim for purchased retail loans	73,288	59,489	5,264	51	—	—	—	138,092
that are not credit impaired	73,288	59,489	5,264	51				138,092
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	55,810	15,105	191	—	—	—	—	71,106
that are not credit impaired	55,810	14,978	191	—	—	—	—	70,979
with significant increase in credit risk	—	32	—	—	—	—	—	32
that are credit impaired	—	95	—	—	—	—	—	95
Subordinated loan	—	—	6,163	—	—	—	—	6,163
that are not credit impaired	—	—	6,163	—	—	—	—	6,163
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	225	1,309	150	60	—	—	—	1,744
that are not credit impaired	225	1,301	150	60	—	—	—	1,736
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	8	—	—	—	—	—	8
Total	$283,453	$602,399	$496,385	$35,109	$—	$—	$—	$1,417,346

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2024.

	Term Loans by Origination Fiscal Year
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
Aging analysis of past due loans as of September 30, 2024 and March 31, 2024, is as follows:

	September 30, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,602	$1,340	$2,336	$760,671	$766,949
Car loans	2,088	908	13,244	185,189	201,429
Uncollateralized bank customer loans	4,397	3,176	19,880	204,410	231,863
Right of claim for purchased retail loans	—	—	—	138,092	138,092
Collateralized bank customer loans	—	32	95	70,979	71,106
Subordinated loan	—	—	—	6,163	6,163
Other	—	—	8	1,736	1,744
Total	$9,087	$5,456	$35,563	$1,367,240	$1,417,346

	March 31, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,133	$1,069	$1,419	$736,691	$741,312
Car loans	2,167	1,655	10,157	248,729	262,708
Uncollateralized bank customer loans	3,576	2,211	8,853	230,548	245,188
Right of claim for purchased retail loans	—	—	—	146,152	146,152
Collateralized bank customer loans	—	89	87	22,123	22,299
Subordinated loan	—	—	—	5,037	5,037
Other	—	—	9	2,629	2,638
Total	$7,876	$5,024	$20,525	$1,391,909	$1,425,334

The activity in the allowance for credit losses for the three months ended September 30, 2024 and 2023 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)
Charges	(1,927)	(14,416)	(383)	(2,699)	(4,387)	(27)	(23,839)
Recoveries	775	4,653	28	5,278	4,610	—	15,344
Write off	—	42	4	258	—	30	334
Forex	252	1,635	14	844	345	—	3,090
September 30, 2024	$(3,933)	$(27,722)	$(417)	$(10,581)	$(6,009)	$(28)	$(48,690)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(665)	(13,482)	(71)	(8,851)	(11,073)	(3,283)	(37,425)
Recoveries	1,599	6,384	36	2,558	7,746	—	18,323
Forex	91	739	4	637	657	—	2,128
September 30, 2023	$(1,745)	$(14,028)	$(66)	$(12,876)	$(12,963)	$(3,283)	$(44,961)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of September 30, 2024, and March 31, 2024, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the six months ended September 30, 2024, and 2023, the effective tax rate was equal to 12.5% and 16.4%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of September 30, 2024, and March 31, 2024, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	13.41%	$1,711,209	$83,726	$1,794,935
Corporate debt	13.38%	730,278	56,496	786,774
US sovereign debt	3.00%	2,400	—	2,400
Corporate equity	1.00%	22	—	22
Total securities sold under repurchase agreements		$2,443,909	$140,222	$2,584,131

	March 31, 2024
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	13.78%	$1,545,080	$259,948	$1,805,028
Corporate debt	13.84%	923,752	14,644	938,396
US sovereign debt	3.06%	13,172	—	13,172
Total securities sold under repurchase agreements		$2,482,004	$274,592	$2,756,596
The fair value of collateral pledged under repurchase agreements as of September 30, 2024, and March 31, 2024, was $2,613,957 and $2,753,601, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of September 30, 2024 and March 31, 2024, securities repurchase agreement obligations included accrued interest in the amount of $6,187 and $11,684, with a weighted average maturity of 10 days and 12 days, respectively. All securities repurchase agreements transactions were executed through the KASE.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of September 30, 2024, and March 31, 2024, customer liabilities consisted of:

	September 30, 2024		March 31, 2024

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$1,363,492	0.05% - 17.7%	$1,221,072	0.04% - 17.3%
Total Interest bearing deposits	$1,363,492		$1,221,072

Non-interest-bearing deposits:
Brokerage customers	$1,617,887		$742,902
Current customer accounts	347,754		309,856
Total non-interest-bearing accounts	$1,965,641		$1,052,758

Total customer liabilities	$3,329,133		$2,273,830
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a recurring basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $42 for each customer. As at September 30, 2024, and March 31, 2024, respectively, the Group had total amounts in excess of insured bank term deposits of $614,918 and $600,972 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of September 30, 2024, and March 31, 2024, margin lending and trade payables of the Group were comprised of the following:

	September 30, 2024	March 31, 2024

Margin lending payables	$253,974	$839,454
Payables to suppliers of goods and services	12,927	10,525
Payables to merchants	5,544	13,475
Trade payable for securities purchased	457	485
Other	30,509	3,941
Total margin lending and trade payables	$303,411	$867,880
The fair value of collateral held by the Group under margin loans as of September 30, 2024, and March 31, 2024 was $1,290,534 and $2,400,361, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of September 30, 2024, and March 31, 2024, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	September 30, 2024	March 31, 2024	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2028	$200,346	$200,386	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	64,674	64,546	5.5%	October, 2021	October, 2026
Accrued interest	2,321	2,319
Total debt securities issued	$267,341	$267,251
As of September 30, 2024 the carrying value of the Group’s debt securities issued was $64,674 of Freedom SPC bonds due 2026 and $200,346 of Freedom SPC bonds due 2028. The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest is paid semi-annually in April and October. The proceeds from the issuance of such bonds were loaned to the Company pursuant to a loan agreement dated November 22, 2021. The loan has the same interest rate and maturity date as the bonds.
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12% and for subsequent years the interest rate will be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no covenants to comply with in its debt securities.
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of September 30, 2024, and March 31, 2024, assets from insurance activity of the Group were comprised the following:

	September 30, 2024	March 31, 2024
Assets:

Amounts due from policyholders	$14,783	$10,260
Amounts due from reinsured	4,080	2,274
Claims receivable from reinsurance	2,004	1,400
Advances received from agent	710	3,231
Allowance for estimated uncollectible reinsurance	(755)	(1,045)
Insurance and reinsurance receivables	20,822	16,120

Unearned premium reserve, reinsurers’ share	1,993	4,770
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	2,167	4,032

Total assets from insurance activity	$24,982	$24,922

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2024, and March 31, 2024, liabilities from insurance activity of the Group were comprised the following:

	September 30, 2024	March 31, 2024
Liabilities:

Amounts payable to agents and brokers	$9,875	$6,334
Amounts payable to insurers	3,935	4,294
Amounts payable to reinsured	1,140	2,771
Insurance and reinsurance payables:	14,950	13,399

Unearned premium reserve	74,063	60,088
Reserves for claims and claims’ adjustment expenses	275,143	223,693

Total liabilities from insurance activity	$364,156	$297,180

As of September 30, 2024, and March 31, 2024, liabilities from insurance activity increased mainly due to the increase of reserves for claims and claim's adjustment expenses, unearned premium reserve as a result of the expansion of operations.

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

The Group’s revenues from contracts with customers are recognized when the Group's performance obligations are satisfied at an amount that reflects the consideration expected to be received in exchange for such services. The majority of the Group’s performance obligations are satisfied at a point in time and are typically collected from customers by debiting their brokerage account with the Group.
Brokerage Services
The Group earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter financial instruments related to corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.
Banking Services
The Group earns revenue from two primary streams related to commissions from bank services:

•The Group earns banking commissions by executing client orders for money transfer, purchase and sale of foreign currency, and other banking services. A substantial portion of the Group's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Commission revenue is collected and recognized by the Company at a point in time at the execution of the order.
•Interchange — The Group acts as an agent between customers and international payment systems, such as VISA and MasterCard. When using third-party payment platforms or networks, the Group is an agent for the payment processing services to retail customers and, therefore, revenue is recognized on a net basis, as the Group is not primarily responsible for fulfilling the payment processing on third parties' payment platforms/networks and has no discretion in establishing the selling price of the payment processing service to the retail customer on third party payment platforms/networks. Fees from customers using third-party payment platform are earned for processing debit card transactions.

Payment Processing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Group earns revenue from two primary streams related to payment processing:
•Commissions from payment processing services, which include activities such as authorization, clearing, and settlement of electronic payments. The Company recognizes revenue at the time when the payment card transaction is completed. Commission rates are based on the amounts of transactions. Fees are typically billed and paid monthly.
•Provision of IT infrastructure to merchants to facilitate payments. The Company recognizes revenue at the time when the performance obligation is satisfied which is as soon as payments are facilitated. These services are typically provided under a commission rate from amounts of facilitated payments. Fees are typically billed and paid monthly.
Underwriting and Market-Making Services

The Group earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on the relevant placement date, as the client obtains the control and benefit of the capital markets offering at that point. These revenues are generally received within 90 days after the placement date. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are included in underwriting revenues. These costs are deferred and recognized in the same period as the related investment banking transaction revenue. However, if the transaction is abandoned and does not close, the accounting treatment for the transaction-related costs may differ. In such cases, the accounting principles typically require the immediate recognition of the transaction-related expenses as an expense in the period in which the decision to abandon the transaction is made. This ensures that the costs associated with the abandoned transaction are recognized and reflected accurately in the financial statements of the entity.
Receivables and Contract Balances
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the payment is received. Margin lending, brokerage and other receivables are disclosed in Note 6 in the notes to condensed consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of September 30, 2024 and March 31, 2024, the Group's contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of September 30, 2024 and March 31, 2024, contract liability balances were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three months and the six months ended September 30, 2024, and September 30, 2023, fee and commission income comprised:

	Three months ended September 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$107,378	$—	$—	$—	$107,378
Commission income from payment processing	—	—	—	5,970	5,970
Bank services	—	1,872	—	—	1,872
Underwriting and market-making services	1,214	—	—	—	1,214
Other fee and commission income	48	326	32	4,211	4,617
Total fee and commission income	$108,640	$2,198	$32	$10,181	$121,051

	Three months ended September 30, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage service	$84,713	$—	$—	$—	$84,713
Commission income from payment processing	—	—	—	10,299	10,299
Bank services	—	9,308	—	—	9,308
Underwriting and market-making services	2,910	—	—	—	2,910
Other fee and commission income	51	218	2	4,202	4,473
Total fee and commission income	$87,674	$9,526	$2	$14,501	$111,703

	Six months ended September 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$200,545	$—	$—	$—	$200,545
Commission income from payment processing	—	—	—	14,533	14,533
Underwriting and market-making services	5,916	—	—	—	5,916
Bank services	—	4,388	—	—	4,388
Other fee and commission income	122	606	147	10,283	11,158
Total fee and commission income	$206,583	$4,994	$147	$24,816	$236,540

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$139,795	$—	$—	$—	$139,795
Commission income from payment processing	—	—	—	28,341	28,341
Bank services	—	22,149	—	—	22,149
Underwriting and market-making services	11,741	—	—	—	11,741
Other fee and commission income	110	543	44	7,683	8,380
Total fee and commission income	$151,646	$22,692	$44	$36,024	$210,406

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months and the six months ended September 30, 2024, and September 30, 2023, net gain on trading securities was comprised of:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$65,917	$9,713
Net gain recognized during the period on trading securities sold during the period	2,400	41,058
Net gain recognized during the period on trading securities	$68,317	$50,771

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023

Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$974	$30,664
Net gain recognized during the period on trading securities sold during the period	$15,241	$51,923
Net gain recognized during the period on trading securities	$16,215	$82,587

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended September 30, 2024, and September 30, 2023 included the following:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Interest income:
Interest income on trading securities	104,992	$114,039
Interest income on loans to customers	49,393	42,868
Interest income on margin loans to customers	40,917	42,573
Interest income on securities available-for-sale	9,003	9,653
Interest income on reverse repurchase agreements and amounts due from banks	6,019	3,930
Total interest income	$210,324	$213,063

Interest expense:
Interest expense on securities repurchase agreement obligations	$86,116	$117,009
Interest expense on customer accounts and deposits	23,696	17,864
Interest expense on margin lending payable	7,416	3,467
Interest expense on debt securities issued	6,969	961
Interest expense on loans received	468	26
Other interest expense	—	54
Total interest expense	$124,665	$139,381

Net interest income	$85,659	$73,682

Net interest income/expense for the six months ended September 30, 2024, and September 30, 2023 includes:

	Six months ended September 30, 2024	Six months ended September 30, 2023
Interest income:
Interest income on trading securities	$212,120	$200,880
Interest income on loans to customers	101,760	74,201
Interest income on margin loans to customers	91,984	59,753
Interest income on securities available-for-sale	17,403	17,997
Interest income on reverse repurchase agreements and amounts due from banks	13,061	6,987
Other interest income	—	2,594
Total interest income	$436,328	$362,412

Interest expense:
Interest expense on securities repurchase agreement obligations	$178,523	$192,464
Interest expense on customer accounts and deposits	46,823	33,467
Interest expense on margin lending payable	30,539	6,460
Interest expense on debt securities issued	13,938	1,896
Interest expense on loans received	512	53
Other interest expense	48	87
Total interest expense	$270,383	$234,427

Net interest income	$165,945	$127,985

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET GAIN/(LOSS) ON DERIVATIVES

	Three months ended September 30, 2024	Three months ended September 30, 2023

Net realized gain/(loss) on derivatives	$10,405	$(2,168)
Net unrealized (loss)/gain on derivatives	(4,097)	3,546
Total net gain on derivatives	$6,308	$1,378

	Six months ended September 30, 2024	Six months ended September 30, 2023

Net realized gain/(loss) on derivatives	$14,749	$(29,661)
Net unrealized gain on derivatives	4,053	434
Total net gain/(loss) on derivatives	$18,802	$(29,227)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 – RELATED PARTY TRANSACTIONS

	September 30, 2024		March 31, 2024
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$1,915	$569,179	$203	$545,084
Companies controlled by management	1,915		203
Restricted cash	$6,669	$895,651	$—	$462,637
Management	1,404		—
Companies controlled by management	5,085		—
Other	180		—
Trading securities	$1,231	$3,601,118	$1,326	$3,688,620
Companies controlled by management	1,231		1,326
Margin lending, brokerage and other receivables, net	$162,066	$1,623,962	$22,039	$1,660,275
Management	9,378		8,849
Companies controlled by management	152,688		13,190
Loans issued	$141,290	$1,368,656	$147,440	$1,381,715
Management	604		117
Companies controlled by management	140,686		147,323
Other assets, net	$14,914	$169,375	$5,257	$102,414
Companies controlled by management	14,914		5,257
LIABILITIES
Customer liabilities	$191,607	$3,329,133	$44,127	$2,273,830
Management	9,918		12,604
Companies controlled by management	180,557		31,253
Other	1,132		270
Other liabilities	$729	$133,248	$9,854	$81,560
Management	284		7,947
Companies controlled by management	445		1,907

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$837	$121,051	$20,022	$111,703
Management	290		183
Companies controlled by management	543		19,839
Other	4		—
Interest income	$375	$210,324	$9,731	$213,063
Management	215		232
Companies controlled by management	160		9,499
Expense:
General and administrative expenses	$6,247	$53,240	$5,229	$29,630
Management	44		8
Companies controlled by management	6,203		5,219
Other	—		2

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	1,703	236,540	35,917	210,406
Management	509		465
Companies controlled by management	1,188		35,451
Other	6		1
Interest income	644	436,328	15,084	362,412
Management	419		305
Companies controlled by management	225		14,779
Expense:
General and administrative expenses	8,971	98,345	7,561	54,105
Management	277		171
Companies controlled by management	8,694		7,388
Other	—		2

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three and six months ended September 30, 2023, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned personally by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov, and is not part of the Group. During such periods FST Belize had its own brokerage customers, which included individuals and a market-maker institution and conducted business with the Group through a client omnibus account at Freedom EU. The Group terminated these arrangements with FST Belize before the end of fiscal 2024, leading to a decrease in related party transactions during three and six months ended September 30, 2024 as compared to the corresponding periods in 2023.
As of September 30, 2024 and March 31, 2024, the Group's margin lending receivables from Fresh Start Trading Ltd amounted to $151,592 and $12,890. Fresh Start Trading Ltd is a Cyprus-based company that is controlled by a single individual who is a member of Freedom EU's management. Fresh Start Trading Ltd is mainly involved in foreign currency trading activity. Margin lending receivables from Fresh Start Trading Ltd are mainly denominated in Euros, and they are fully collateralized by cash denominated in U.S. dollars.
During the three and six months ended September 30, 2024, the Group incurred general and administrative expenses from Kazakhstan Chess Federation in the amount of $4,308 and $6,353 respectively. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. The Group continues to support the development of chess as a sport in Kazakhstan. During the three and six months ended September 30, 2024, the Group has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events.
As of September 30, 2024 and March 31, 2024, 76% and 24%, respectively, of the Group's customer liabilities were deposits from Fresh Start Trading Ltd held by Freedom EU related to brokerage services provided by Freedom EU to Fresh Start Trading Ltd.
As of September 30, 2024, and March 31, 2024 the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov.
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended September 30, 2024 the Company awarded stock grants totaling 156,659 shares, 22,798 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
July 1, 2024	34,250
July 1, 2024 immediate stock awards	4,300
July 12, 2024	12,816
August 5, 2024	10,000
August 5, 2024 immediate stock awards	5,000
August 13, 2024	76,795
August 13, 2024 immediate stock awards	13,498
NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $12,056 during the three months ended September 30, 2024, and $1,031 during the three months ended September 30, 2023. As of September 30, 2024 there was $49,271 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.32 years. The compensation expense related to stock awards, which vested on the date of the award was $1,887 and $0 during the three months ended September 30, 2024 and September 30, 2023.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of shares awarded during the three months ended September 30, 2024, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
July 1, 2024	4.57	36.98%	4.47%
July 12, 2024	1.54	37.30%	4.64%
August 5, 2024	4.48	37.51%	3.64%
August 13, 2024	4.45	37.69%	3.70%
The table below summarizes the activity for the Company's stock awards during the six months ended September 30, 2024:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2024	983,205	57,598
Granted	343,626	25,039
Vested	(191,595)	(9,934)
Forfeited/cancelled/expired	—	—
Outstanding, at September 30, 2024	1,135,236	72,703
NOTE 21 – LEASES
At September 30, 2024, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. The Group's primary involvement with leases is in the capacity as a lessee where a Group company leases premises to support the Group's business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and right-of-use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Certain of these leases also have extension or termination options,

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and the Company assess the likelihood of exercising such options. If it is reasonably certain that the Group will exercise the options to extend, then we include the impact in the measurement of our ROU assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of September 30, 2024:

	Classification on Balance Sheet	September 30, 2024	March 31, 2024
Assets
Operating lease assets	Right-of-use asset	$37,028	$36,324
Total lease assets		$37,028	$36,324

Liabilities
Operating lease liability	Lease liability	$37,664	$35,794
Total lease liability		$37,664	$35,794
The following table presents as of September 30, 2024, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2025	$5,971
2026	12,089
2027	12,474
2028	8,307
2029	4,189
Thereafter	3,290
Total payments	46,320
Less: amounts representing interest	(8,656)
Lease liability, net	$37,664
Weighted average remaining lease term (in months)	31
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of September 30, 2024 and September 30, 2023 was approximately $1,368 and $222, respectively. The Group's rent expense for office space was $2,339 and $4,493 for the three and six months ended September 30, 2024 and $759 and $1,619 for the three and six months ended September 30, 2023, respectively.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease ROU assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of SilkNetCom
SilkNetCom LLP specializes in the field of provider services, IT and construction of telecommunications networks in private and public sectors.
On September 17, 2024, the Company completed the acquisition of SilkNetCom by purchasing 100% of its outstanding shares. The purpose and reason for the acquisition of SilkNetCom was to use the acquired assets and licenses to develop its telecommunications business.
At the reporting date, September 30, 2024, final valuation of SilkNetCom was not completed. According to the preliminary results, as of September 17, 2024, the date of the acquisition of SilkNetCom, the fair value of net assets of SilkNetCom was $20,552. The total purchase price was allocated as follows:

As of September 17, 2024

ASSETS
Cash and cash equivalents	54
Margin lending, brokerage and other receivables, net	44
Fixed assets, net	37,878
Other assets, net	7,634
TOTAL ASSETS	45,610

LIABILITIES
Margin lending and trade payables	219
Current income tax liability	5
Other liabilities	24,834
TOTAL LIABILITIES	25,058

Net assets acquired	20,552

Goodwill	3,328

Total purchase price	23,880

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 23 – COMMITMENTS AND CONTINGENCIES
Legal, regulatory and governmental matters
The Group is involved in various claims and legal proceedings that arise in the normal course of business. The Company recognizes a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, the Company does not record a liability but discloses the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. Legal fees are recorded as expenses when incurred. While the Company does not anticipate that the resolution of any current claims or proceedings (except for the specific matters if detailed below, if resolved unfavorably) will significantly impact its financial position, an adverse outcome in some or all of these cases could materially affect the Company's results of operations or cash flows for specific periods. This assessment is based on the Company's current understanding of relevant facts and circumstances, and the Company's perspective on these matters may evolve with future developments.
The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2024 and March 31, 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized. Total lending related commitments outstanding as of September 30, 2024, and March 31, 2024, were as follows:

	As of September 30, 2024	As of March 31, 2024

Unused commitments under lines of credits and guarantees	$108,058	$207,519
Bank guarantees	11,524	9,012
Total	$119,582	$216,531

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 – SEGMENT REPORTING
The following tables summarize the Company's Statement of Operations by its reportable segments for the periods presented. There are no revenues from transactions between the segments and intercompany balances have been eliminated in disclosures.

	Three months ended September 30, 2024
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$108,640	$2,198	$32	$10,181	$121,051
Net gain on trading securities	10,095	52,850	3,595	1,777	68,317
Interest income	52,848	141,986	14,265	1,225	210,324
Insurance underwriting income	—	—	160,344	—	160,344
Net gain/(loss) on foreign exchange operations	2,386	(1,566)	275	5,384	6,479
Net gain on derivative	455	5,853	—	—	6,308
Other income/(expense), net	373	188	(336)	7,852	8,077
TOTAL REVENUE, NET	174,797	201,509	178,175	26,419	580,900

Fee and commission expense	7,964	3,325	74,161	5,387	90,837
Interest expense	18,672	96,454	1,950	7,589	124,665
Insurance claims incurred, net of reinsurance	—	—	66,684	—	66,684
Payroll and bonuses	15,915	23,724	7,755	18,816	66,210
Professional services	1,867	68	430	5,880	8,245
Stock compensation expense	6,282	2,175	1,929	1,670	12,056
Advertising expense	14,702	829	114	4,404	20,049
General and administrative expense	8,695	12,479	7,581	24,485	53,240
Provision for allowance/(recovery of) expected credit losses	422	10,142	72	(209)	10,427
TOTAL EXPENSE	74,519	149,196	160,676	68,022	452,413

INCOME BEFORE INCOME TAX	$100,278	$52,313	$17,499	$(41,603)	$128,487

Income tax (expense)/benefit	(14,631)	(6,643)	(2,709)	9,984	(13,999)

NET INCOME	$85,647	$45,670	$14,790	$(31,619)	$114,488

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2024
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$206,583	$4,994	$147	$24,816	$236,540
Net gain/(loss) on trading securities	10,969	2,843	3,734	(1,331)	16,215
Interest income	115,637	288,049	29,964	2,678	436,328
Insurance underwriting income	—	—	289,752	—	289,752
Net gain/(loss) on foreign exchange operations	12,343	(21,261)	1,395	22,091	14,568
Net gain on derivative	1,331	17,471	—	—	18,802
Other income, net	2,850	615	446	15,499	19,410
TOTAL REVENUE, NET	349,713	292,711	325,438	63,753	1,031,615

Fee and commission expense	13,641	5,851	139,048	12,444	170,984
Interest expense	53,293	196,341	5,833	14,916	270,383
Insurance claims incurred, net of reinsurance	—	—	113,993	—	113,993
Payroll and bonuses	41,166	29,841	14,616	38,111	123,734
Professional services	4,256	164	707	10,386	15,513
Stock compensation expense	11,597	4,131	2,804	4,139	22,671
Advertising expense	26,646	1,893	464	8,247	37,250
General and administrative expense	18,908	24,864	12,799	41,774	98,345
Provision for allowance/(recovery of) expected credit losses	93	9,021	397	(854)	8,657
TOTAL EXPENSE	169,600	272,106	290,661	129,163	861,530

INCOME BEFORE INCOME TAX	$180,113	$20,605	$34,777	$(65,410)	$170,085

Income tax (expense)/benefit	(24,835)	(3,418)	(6,184)	13,099	(21,338)

NET INCOME	$155,278	$17,187	$28,593	$(52,311)	$148,747

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$87,674	$9,526	$2	$14,501	$111,703
Net gain/(loss) on trading securities	17,110	30,470	3,713	(522)	50,771
Interest income	59,906	133,300	18,691	1,166	213,063
Insurance underwriting income	—	—	57,976	—	57,976
Net gain/(loss) on foreign exchange operations	5,009	(7,390)	(239)	(1,076)	(3,696)
Net gain on derivative	302	679	—	397	1,378
Other income, net	1,248	164	452	2,522	4,386
TOTAL REVENUE, NET	171,249	166,749	80,595	16,988	435,581

Fee and commission expense	6,442	5,138	18,430	1,604	31,614
Interest expense	28,315	99,711	10,042	1,313	139,381
Insurance claims incurred, net of reinsurance	—	—	33,988	—	33,988
Payroll and bonuses	13,691	13,003	3,569	9,735	39,998
Professional services	1,625	210	48	10,068	11,951
Stock compensation expense	659	52	31	289	1,031
Advertising expense	6,068	720	236	1,615	8,639
General and administrative expense	13,269	6,775	1,323	8,263	29,630
(Recovery of)/provision for allowance for expected credit losses	(872)	5,469	90	(25)	4,662
TOTAL EXPENSE	69,197	131,078	67,757	32,862	300,894

INCOME BEFORE INCOME TAX	$102,052	$35,671	$12,838	$(15,874)	$134,687

Income tax expense	(7,792)	—	(7)	(11,409)	(19,208)

NET INCOME	$94,260	$35,671	$12,831	$(27,283)	$115,479

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$151,646	$22,692	$44	$36,024	$210,406
Net gain/(loss) on trading securities	26,277	44,990	12,817	(1,497)	82,587
Interest income	92,115	232,394	34,699	3,204	362,412
Insurance underwriting income	—	—	102,865	—	102,865
Net gain/(loss) on foreign exchange operations	5,120	12,450	(668)	(1,297)	15,605
Net gain/(loss) on derivative	297	(30,095)	—	571	(29,227)
Other income/(expense), net	1,864	(28)	1,215	4,092	7,143
TOTAL REVENUE, NET	277,319	282,403	150,972	41,097	751,791

Fee and commission expense	12,300	9,121	35,854	3,023	60,298
Interest expense	49,553	162,410	18,461	4,003	234,427
Insurance claims incurred, net of reinsurance	—	—	55,502	—	55,502
Payroll and bonuses	26,190	22,515	6,895	16,028	71,628
Professional services	3,952	290	174	14,160	18,576
Stock compensation expense	1,448	114	68	634	2,264
Advertising expense	10,856	2,756	381	2,746	16,739
General and administrative expense	21,726	13,173	2,572	16,634	54,105
(Recovery of)/provision for allowance for expected credit losses	(632)	16,753	1,312	1,555	18,988
TOTAL EXPENSE	125,393	227,132	121,219	58,783	532,527

INCOME BEFORE INCOME TAX	$151,926	$55,271	$29,753	$(17,686)	$219,264

Income tax (expense)/benefit	(10,471)	—	30	(25,423)	(35,864)

NET INCOME	$141,455	$55,271	$29,783	$(43,109)	$183,400

The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,934,402	$4,961,573	$564,499	$355,781	$8,816,255
Total liabilities	2,248,040	4,519,951	405,239	379,789	7,553,019

Net assets	$686,362	$441,622	$159,260	$(24,008)	$1,263,236

	March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,586,803	$4,939,626	$529,517	$245,984	$8,301,930
Total liabilities	1,973,887	4,389,745	402,865	368,475	7,134,972

Net assets	$612,916	$549,881	$126,652	$(122,491)	$1,166,958

FRHC’s chief operating decision maker (CODM) are Chief Executive Officer, Chief Financial Officer and President, collectively acting manages the Company, including allocating resources and measuring performance. Company’s CODM uses both GAAP total revenue and net income in assessing each segment’s performance and determining how to allocate resources among segments.
Brokerage
Companies in the Brokerage segment offer securities brokerage, securities dealing for customers and for the Group's own account, market making activities, investment research, investment counseling, underwriting and market-making services to a global client base of retail investors, corporations, financial institutions, merchants and government and municipal entities. Companies in the Brokerage segment also conduct proprietary securities trading.
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
Banking
Companies in the Banking segment generate banking service fees and interest income by providing services that include lending, deposit services, payment card services, money transfers, correspondent accounts, supporting both individual and corporate clients with innovative digital financial solutions. To ensure a seamless experience, the Banking segment it provides user-friendly trading applications that offer convenience and flexibility. Companies in the Banking segment also conduct proprietary securities trading activities.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 25 - STATUTORY CAPITAL REQUIREMENTS
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
Freedom Life and Freedom Insurance are required to notify and coordinate with the ARDFM any proposals to declare or pay a dividend on their share capital. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary’s realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of September 30, 2024 and March 31, 2024, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance companies Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, the Company's subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of September 30, 2024 and March 31, 2024, the Company, through its subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); and (d) special registration as a payment service provider in Kazakhstan with the National Bank of the Republic of Kazakhstan, and licenses in Uzbekistan and Kyrgyzstan for payments services from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of September 30, 2024 for each of the regulated entities that is material for our condensed consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Bank KZ	Banking	$328,142	$174,887	$153,255	$235,976
Freedom EU	Brokerage	269,027	10,971	258,056	367,702
Freedom KZ	Brokerage	103,039	384	102,655	138,805
Freedom Global	Brokerage	67,277	22,325	44,952	143,695
Freedom Life	Life Insurance	44,614	11,509	33,105	75,193
Freedom Insurance	Property and Casual Insurance	44,451	11,509	32,942	39,278
Freedom Armenia ("Freedom AR")	Brokerage	22,927	781	22,146	22,015
Other regulated operating subsidiaries	Other	11,034	159	10,875	(18,426)
		$890,511	$232,525	$657,986	$1,004,238

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

According to the requirements of National Bank of the Republic of Kazakhstan, the regulator of Freedom KZ and Freedom Life, capital is adjusted through subtraction of non-liquid assets. Consequently, it may result that net capital for regulatory purposes may be lower than retained earnings balances. As per capital requirements applicable to Freedom EU regulated by The Cyprus Securities and Exchange Commission and Freedom Global regulated by Astana Financial Services Authority, current year profit is not included within net capital for regulatory purposes, as profits can only be included in net capital after a statutory audit is completed.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2024 for each of the regulated entities that is material for our condensed consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Bank KZ	Banking	$329,738	$196,594	$133,144	$193,376
Freedom EU	Brokerage	269,424	10,868	258,556	319,484
Freedom KZ	Brokerage	107,064	413	106,651	122,416
Freedom Life	Life Insurance	50,757	12,395	38,362	57,085
Freedom Insurance	Property and Casual Insurance	30,011	12,395	17,616	19,773
Freedom Global	Brokerage	16,428	12,352	4,076	117,468
Freedom Armenia ("Freedom AR")	Brokerage	7,317	763	6,554	6,447
Other regulated operating subsidiaries	Other	8,533	155	8,378	(11,665)
		$819,272	$245,935	$573,337	$824,384

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 26 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.
On November 4, 2024, Freedom SPC placed $110,000 in bonds maturing on September 16, 2026, with an annual interest rate of 10% and quarterly interest payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents management’s perspective on the financial condition and results of operations of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to a "fiscal year(s)" mean the 12-month periods ended March 31 for the referenced year. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, and it should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities Exchange Commission ("SEC") on June 14, 2024 (the “2024 Form 10-K”).
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

Our business was founded in order to provide access to the international capital markets for retail brokerage clients. Our business has grown rapidly in recent years. We are pursuing a strategy to become a leader in the financial services industry, serving individuals and institutions desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs. We are committed to further developing our digital fintech ecosystem by integrating our core financial services businesses with our ancillary business offerings. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of products and services through a single platform. By leveraging cutting-edge technology and fostering continuous innovation, we strive to enhance our digital offering and meet the evolving needs of our diverse customer base.

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey and we also have a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of September 30, 2024, we had 7,146 employees and 189 offices (of which 42 offered brokerage services, 56 offered insurance services, 26 offered banking services and 65 offered other financial and non-financial services).

Products and Services

Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report; and Note 24 "Segment Reporting" of the notes to our condensed consolidated financial statements included in Item 1 of this quarterly report.

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
The expansion of our retail clients’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have observed a significant increase in retail clients’ activity across these key markets, which has been instrumental in scaling our business. Below is the table with number of our customer for our key segments:

	Number of clients as of September 30, 2024	Number of clients as of March 31, 2024
Banking	1,202,000	904,000
Insurance	846,000	534,000
Brokerage	555,000	530,000
Other	449,000	320,000
Brokerage Segment
As of September 30, 2024, in our Brokerage business segment we had 42 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Cyprus, Armenia, United States, Uzbekistan and Kyrgyzstan and representative offices in a number of other European countries. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business consists of investment banking professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products.
Freedom KZ and Freedom Global are professional participants on the KASE and the AIX. Foreign Enterprise LLC Freedom Finance ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE").
Freedom EU oversees our European region operations (including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Netherlands, Poland, Lithuania, Spain and the United Kingdom). In Cyprus, it is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Freedom EU serves as a hub for the Group's brokerage operations, providing transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe.
PrimeEx is a New York corporation that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). PrimeEx conducts investment banking and equity capital markets business under the name Freedom Capital Markets ("FCM").
As of September 30, 2024, we had 1,658 employees in our Brokerage segment, including 1,378 full-time employees and 280 part-time employees.
Banking Segment
Our Banking segment consists of the operations of Freedom Bank KZ, which is a pioneer in digital retail and commercial banking services in Kazakhstan, offering a large variety of deposit, debit and credit cards allowing its customers to make purchases around the world in multiple different currencies, pay in installments or on credit, save their funds, manage their investment accounts, or get an increased cashback that is transferred to the International Fund for the Salvation of the Aral Sea. Freedom Bank KZ provides digital mortgages, digital car loans, digital business loans, and payment acquiring services for individual entrepreneurs. On October 15, 2024 we obtained a banking license in Tajikistan.

As of September 30, 2024, Freedom Bank KZ's assets increased by 1%, its loan portfolio decreased by 1%, its deposit portfolio increased by 12% and its trading portfolio decreased by 2%, in each case in comparison with March 31, 2024. During the three months ended September 30, 2024, the banking segment continued to exhibit growth. In particular, interest income increased in comparison to the three months ended September 30, 2023.
We have 26 office locations in Kazakhstan that provide banking services to our customers. As of September 30, 2024, we had 2,571 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of September 30, 2024, Freedom Life had 1,072,794 active contracts, as compared to 616,301 active contracts as of March 31, 2024. As of September 30, 2024, Freedom Life had total assets of approximately $407.5 million and total liabilities of approximately $311.5 million, as compared to total assets of approximately $371.5 million and total liabilities of approximately $290.0 million as of March 31, 2024.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of September 30, 2024, Freedom Insurance had 408,807 active contracts, as compared to 190,872 active contracts as of March 31, 2024. As of September 30, 2024, Freedom Insurance had total assets of approximately $157.0 million and total liabilities of approximately $93.7 million, as compared to total assets of approximately $158.0 million and total liabilities of approximately $112.8 million as of March 31, 2024.
As of September 30, 2024, we had 56 offices and 959 employees, including 924 full-time employees and 35 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of September 30, 2024, in our Other segment we had 65 offices and 2,396 employees, including 2,273 full-time employees and 123 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have recently established subsidiaries in Kazakhstan to operate a telecommunications business and a media business, respectively, each of which is in the developmental stage. The revenue of this segment is currently mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
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

Going forward, we are prioritizing the further development of our digital fintech ecosystem by integrating our online and mobile brokerage services, banking offerings, insurance products, payment processing systems, and online commercial ticketing services. Our strategic objective is to provide customers with a comprehensive and user-centric digital experience, offering them convenient access to a wide array of financial products and services through a single platform. When achieving our strategic objectives, we rely heavily on information technology and its continuous development and innovation to offer our users a seamless customer interaction, meet their diverse needs, and ensure stringent adherence to regulatory requirements and information security standards.
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, mobile virtual network operator (MVNO) services, WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC. Pursuing further development of our telecom business, on September 17, 2024 we completed the acquisition of a 100% interest in SilkNetCom LLP for a purchase price of approximately $23.9 million. SilkNetCom LLP is a company specializing in provider services, IT and construction of telecommunications networks in private and public sectors. See Note 22 Acquisitions of subsidiaries to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. During fiscal 2024, we established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom that is intended to become a national media platform in Kazakhstan offering tailored streaming services to the Kazakhstan and broader Central Asia markets. This platform is expected to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres.
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

FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended September 30, 2024 are as follows:

We had total revenues, net of $580.9 million for the three months ended September 30, 2024, as compared to $435.6 million for the three months ended September 30, 2023. The increase between the two quarters was primarily attributable to the following:

•Our insurance underwriting income for the three months ended September 30, 2024 was $160.3 million, an increase of $102.4 million or 177%, compared to the three months ended September 30, 2023. The increase was driven by the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters.

•We had a net gain on trading securities of $68.3 million for the three months ended September 30, 2024, as compared to a net gain on trading securities of $50.8 million for the three months ended September 30, 2023. The majority of the net gain for the three months ended September 30, 2024 was attributable to the increase in the market prices of Kazakhstan sovereign bonds held in our proprietary portfolio during the quarter.

•Our fee and commission income for the three months ended September 30, 2024 was $121.1 million, an increase of $9.3 million, or 8%, compared to the three months ended September 30, 2023. The increase was mainly attributable to an increase in fee and commission income from brokerage services, which increase was offset in part by decreases in fee and commission income from bank services, payment processing, underwriting and market-making services and other fee and commission income.

•We had a net gain on derivatives for the three months ended September 30, 2024 in the amount of $6.3 million, an increase of $4.9 million, or 358%, compared to the three months ended September 30, 2023. The gain for the three months ended June 30, 2024 was due to revaluation of currency swaps.

The foregoing increases in revenues were offset in part by a decrease in our interest income to $210.3 million for the three months ended September 30, 2024, from $213.1 million for the three months ended September 30, 2023. The decrease was primarily attributable to decrease in interest income on trading securities.

We had total expense of $452.4 million, for the three months ended September 30,2024, as compared to $300.9 million for the three months ended September 30,2023. The increase was mainly attributable to increases in fee and commission expense, insurance claims incurred (net of reinsurance), payroll and bonuses, general and administrative expense and advertising expense.

We had net income of $114.7 million for the three months ended September 30, 2024, as compared to $115.8 million for the three months ended September 30, 2023. Our Brokerage, Banking, Insurance and Other segments contributed $85.6 million, $45.7 million, $14.8 million of net income and a net loss of $31.6 million, respectively, to our total net income for the three months ended September 30, 2024.

Our total assets increased to $8.8 billion as of September 30, 2024 from $8.3 billion as of March 31, 2024.

We had approximately 555,000 total retail brokerage customers as of September 30, 2024 as compared to approximately 530,000 as of March 31, 2024. We had approximately 1,202,000 banking customers at our Freedom Bank KZ subsidiary as of September 30, 2024 as compared to approximately 904,000 as of March 31, 2024.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended September 30, 2024 and 2023
The following comparison of our financial results for the three-month periods ended September 30, 2024 and 2023 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended September 30, 2024		Three months ended September 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$121,051	20.8%	$111,703	25.6%	$9,348	8%
Net gain on trading securities	68,317	11.8%	50,771	11.7%	17,546	35%
Interest income	210,324	36.2%	213,063	48.9%	(2,739)	(1)%
Insurance underwriting income	160,344	27.6%	57,976	13.3%	102,368	177%
Net gain/(loss) on foreign exchange operations	6,479	1.1%	(3,696)	(0.8)%	10,175	(275)%
Net gain on derivatives	6,308	1.1%	1,378	0.3%	4,930	358%
Other income	8,077	1.4%	4,386	1.0%	3,691	84%
Total revenue, net	$580,900	100%	$435,581	100%	$145,319	33%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage services	$107,378	$84,713	$22,665	27%
Commission income from payment processing	5,970	10,299	(4,329)	(42)%
Banking services	1,872	9,308	(7,436)	(80)%
Underwriting and market-making services	1,214	2,910	(1,696)	(58)%
Other fee and commission income	4,617	4,473	144	3%
Total fee and commission income	$121,051	$111,703	$9,348	8%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended September 30,
	2024	2023
	(as a % of total fee and commission income)
Brokerage services	89%	76%
Commission income from payment processing	5%	9%
Banking services	2%	8%
Underwriting and market-making services	1%	3%
Other fee and commission income	3%	4%
Total fee and commission income	100%	100%

For the three months ended September 30,2024, total fee and commission income was $121.1 million, an increase of $9.3 million, or 8%, as compared to fee and commission income of $111.7 million for the three months ended September 30, 2023.
Fee and commission income from brokerage services for the three months ended September 30, 2024 was $107.4 million, representing a 27% increase as compared to $84.7 million for the three months ended September 30, 2023. This increase was primarily due to an increase in the number of retail brokerage customers from 434,000 as of September 30, 2023 to 555,000 as of September 30, 2024. The increase in the number of customers was attributable in part to the migration of customers from our affiliate FST Belize to brokerage companies within our Group between the two quarters. The increase was offset in part by a decrease in fee and commission income from brokerage services generated from FST Belize between the two quarters, as our omnibus brokerage account arrangement with FST Belize was wound down and customers of FST Belize closed their accounts at FST Belize and opened accounts with brokerage companies within our Group. During the three months ended September 30, 2024, we earned fee and commission income from a market maker customer at our Freedom Global subsidiary in an amount of $71.4 million, representing 59% of our total fee and commission income for that quarter.

Fee and commission income from payment processing decreased to $6.0 million for the three months ended September 30, 2024 from $10.3 million for the three months ended September 30, 2023. The $4.3 million decrease is attributable to a decrease in transaction volumes between the two quarters, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed a substantial transaction volume.

Fee and commission income from banking services decreased to $1.9 million in the three months ended September 30, 2024 from $9.3 million in the three months ended September 30, 2023, a decrease of $7.4 million or 80%. The decrease in fee and commission income from banking services was primarily due to a $5.4 million decrease in commissions generated on transfer and payment processing, which was a result of a decrease in the volume of transfer and payment processing transactions between the two quarters.

Fee and commission income from underwriting and market-making activities decreased by 58% to $1.2 million for the three months ended September 30, 2024 from $2.9 million for the three months ended September 30, 2023, driven by a lower volume of underwriting transactions for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other fee and commission income decreased by 3% to $4.6 million for the three months ended September 30, 2024 from $4.5 million for the three months ended September 30, 2023, due to a decrease in agency fees generated by our online travel ticket aggregator subsidiary.
Net gain on trading securities
We had a net gain on trading securities of $68.3 million for the three months ended September 30, 2024, an increase of $17.5 million as compared to a net gain of $50.8 million or the three months ended September 30, 2023. The following table sets forth information regarding our net gains on trading activities during the three months ended September 30,2024 and 2023:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended September 30, 2024	$2,400	$65,917	$68,317
Three months ended September 30, 2023	$41,058	$9,713	$50,771
During the three months ended September 30,2024, we had a realized gain on trading securities of $2.4 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended September 30,2024. Also, we recognized an unrealized net gain of $65.9 million during the same period due to an increase in the value of securities positions we held as of September 30, 2024. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.
During the three months ended September 30,2023, we had a realized gain on trading securities of $41.1 million, which is attributable to Kazakhstan sovereign bonds sold during three months ended September 30, 2023. We had an unrealized net gain in the three months ended September 30, 2023, due to securities positions we continued to hold at September 30, 2023, having appreciated by $9.7 million. The majority of the unrealized net gain comes from the appreciated shares of KazMunayGaz and Kazakhstan sovereign bonds. During the three months ended September 30, 2023, KazMunayGas shares increased in value due to an increase in oil prices during such quarter. The sharp decline in the

National Bank of the Republic of Kazakhstan's base interest rate was the key factor causing the appreciation of the Kazakhstan sovereign bonds during the three months ended September 30, 2023.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Interest income on trading securities	$104,992	$114,039	$(9,047)	(8)%
Interest income on loans to customers	49,393	42,868	6,525	15%
Interest income on margin loans to customers	40,917	42,573	(1,656)	(4)%
Interest income on securities available-for-sale	9,003	9,653	(650)	(7)%
Interest income on reverse repurchase agreements and amounts due from banks	6,019	3,930	2,089	53%
Total interest income	$210,324	$213,063	$(2,739)	(1)%

	Three months ended September 30,
	2024	2023
	(as a % of total interest income)
Interest income on trading securities	50%	54%
Interest income on loans to customers	23%	20%
Interest income on margin loans to customers	19%	20%
Interest income on securities available-for-sale	4%	4%
Interest income on reverse repurchase agreements and amounts due from banks	3%	2%
Total interest income	100%	100%

For the three months ended September 30, 2024, we had interest income of $210.3 million, representing a decrease of $2.7 million, or 1%, compared to the three months ended September 30, 2023. The decrease in interest income was primarily attributable to decrease in interest income on trading securities. Interest income on trading securities decreased by $9.0 million, or 8%, as a result of a decrease in the total size of our trading portfolio and an decrease in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $6.5 million, or 15%, compared to the three months ending September 30, 2023 due to the growth of Freedom Bank KZ's customer loan portfolio between the two quarters. Interest income on margin loans to customers decreased by $1.7 million, or 4%, compared to the three months ended September 30, 2023, due to a decrease in the usage of margin loans for trades by our clients between the two quarters. For the three months ended September 30, 2024, we earned interest income from margin lending from a market maker customer at our Freedom Global subsidiary in an amount of approximately $7.6 million, representing 4% of our total interest income from margin lending for that quarter.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$3,293,124	$2,559,061
Loans issued	1,328,651	1,188,888
Margin lending, brokerage and other receivables, net	1,598,152	1,024,350
Available for sale securities, at fair value	285,749	226,405
	Average yields

Trading securities	13.4%	19.1%
Loans issued	15.7%	15.2%
Margin lending, brokerage and other receivables, net	8.7%	8.2%
Available- for- sale securities, at fair value	13.2%	18.2%
	Interest income

Interest income on trading securities	$104,992	$114,039
Interest income on loans to customers	49,393	42,868
Interest income on margin loans to customers	33,867	20,503
Interest income on available- for- sale securities	9,003	9,653
Other interest income	6,019	3,930
Total interest income	$203,274	$190,993

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of September 30, 2024 and 2023, the monthly average balance of off-balance sheet arrangements were $507.2 million and $788.2 million, respectively, and the weighted average interest rate was 5.7%, and 11.7%, respectively.

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

	Three months ended September 30,
	2024 vs 2023
	Increase/ (decrease) due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(242,885)	$233,838	$(9,047)
Interest income on loans to customers	1,421	5,104	6,525
Interest income on margin loans to customers	1,304	12,059	13,364
Interest income on available-for-sale securities	(16,038)	15,388	(650)
Other interest income	—	—	2,089
Total interest income	$(256,198)	$266,390	$12,281
Net gain on foreign exchange operations
For the three months ended September 30,2024, we realized a net gain on foreign exchange operations of $6.5 million compared to a net loss of $3.7 million for the three months ended September 30,2023. The net gain for the three months ended September 30, 2024 is mainly attributable to a $16.9 million gain on sale and purchases of foreign currency for the three months ended September 30, 2024, which was partially offset by a translation loss of $10.4 million for that quarter. This increase between the two quarters is not only due to there having been more trading gain transactions than loss transactions during the three months ended September 30, 2024 but also due to a 78% increase in Freedom Bank's overall transaction volume with foreign currency between the two quarters.
Net gain on derivatives
For the three months ended September 30,2024, we had net gain on derivatives of $6.3 million compared to a net gain of $1.4 million for the three months ended September 30,2023. The increase in the amount of net gain was primarily attributable to our subsidiary, Freedom Bank KZ, which had a realized net gain of $9.9 million for the three months ended September 30,2024, as compared to an unrealized net gain of $3.1 million for the three months ended September 30,2023 due to a positive revaluation of currency swaps. Freedom Bank KZ engages in currency swaps to diversify its funding sources.
Insurance underwriting income
For the three months ended September 30, 2024, we had insurance underwriting income of $160.3 million, an increase of $102.4 million, or 177%, as compared to the three months ended September 30, 2023. The increase was primarily attributable to a $109.8 million, or 183%, increase in insurance underwriting income from written insurance premiums for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters. This increase in income from written insurance premiums was partially offset by a $1.2 million increase in reinsurance premiums ceded for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Written insurance premiums	$169,893	$60,110	$109,783	183%
Reinsurance premiums ceded	(1,690)	(452)	(1,238)	274%
Change in unearned premium reserve, net	(7,859)	(1,682)	(6,177)	367%
Insurance underwriting income	$160,344	$57,976	$102,368	177%

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended September 30, 2024		Three months ended September 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount		Amount	%
Fee and commission expense	$90,837	20%	$31,614	11%	$59,223	187%
Interest expense	124,665	28%	139,381	46%	(14,716)	(11)%
Insurance claims incurred, net of reinsurance	66,684	15%	33,988	11%	32,696	96%
Payroll and bonuses	66,210	15%	39,998	13%	26,212	66%
Professional services	8,245	2%	11,951	4%	(3,706)	(31)%
Stock compensation expense	12,056	3%	1,031	—%	11,025	1069%
Advertising expense	20,049	4%	8,639	3%	11,410	132%
General and administrative expense	53,240	12%	29,630	10%	23,610	80%
Provision for allowance for expected credit losses	10,427	2%	4,662	2%	5,765	124%
Total expense	$452,413	100%	$300,894	100%	$151,519	50%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Agency fees expense	$74,030	$20,144	$53,886	268%
Brokerage services	6,198	4,384	1,814	41%
Banking services	4,480	4,932	(452)	(9)%
Exchange services	466	897	(431)	(48)%
Central depository services	135	118	17	14%
Other commission expenses	5,528	1,139	4,389	385%
Total fee and commission expense	$90,837	$31,614	$59,223	187%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended September 30,
	2024	2023
	(as a % of total fee and commission expense)
Agency fees expense	81%	64%
Brokerage services	7%	14%
Banking services	5%	15%
Exchange services	1%	3%
Central depository services	—%	—%
Other commission expenses	6%	4%
Total fee and commission expense	100%	100%

Fee and commission expense increased by $59.2 million or 187% in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase is mainly attributable to an increase of agency fees expense of $53.9 million or 268% compared to the three months ended September 30, 2023. The increase in agency fees expenses was due to an increase in insurance products sales by Freedom Life, which are outsourced to outside agents.
Interest expense
During the three months ended September 30,2024, we had a $14.7 million, or 11%, decrease in interest expense as compared to the three months ended September 30,2023. The decrease in interest expense was primarily attributable to a $30.9 million, or 26%, decrease in interest expense on short-term financing through securities repurchase agreements due to a decrease in the volume of such financing. This was partially offset by 6.0 million increase in interest expense on debt securities issued and $5.8 million increase in interest expense on customer deposits. Compared to the three months ended September 30,2023, we decreased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended September 30,2024 and 2023.

	Three months ended September 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,587,058	$2,821,371
Customer liabilities (1)	1,062,703	1,018,213
Debt securities issued	178,623	64,396
	Average rates

Securities repurchase agreement obligations	14.0%	17.6%
Customer liabilities (1)	9.2%	7.2%
Debt securities issued	16.5%	6.1%
	Interest expense
Interest expense on securities repurchase agreement obligations	$86,116	$117,009
Interest expense on customer accounts and deposits	23,696	17,864
Interest expense on debt securities issued	6,969	961
Other interest expense	7,884	3,547
Total interest expense	$124,665	$139,381
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

	Three months ended September 30,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(22,050)	$(8,843)	$(30,893)
Interest expense on customer accounts and deposits	5,045	787	5,832
Interest expense on debt securities issued	2,949	3,059	6,008
Other interest expense	—	—	4,337
Total	$(14,057)	$(4,996)	$(14,716)
Insurance claims incurred, net of reinsurance
For the three months ended September 30, 2024, we had a $32.7 million, or 96%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended September 30, 2023. The increase was primarily attributable to the general expansion of our insurance operations between the two quarters.
Payroll and bonuses

For the three months ended September 30, 2024, we had payroll and bonuses expense of $66.2 million, representing an increase of $26.2 million or 66% compared to payroll and bonuses expense of $40.0 million for the three months ended September 30, 2023. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two quarters. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.

Professional services

For the three months ended September 30, 2024, our professional services expense was $8.2 million, representing a decrease by $3.7 million or 31% compared to $12.0 million for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services. The decrease was partially offset by increases in certain professional services expenses, including consulting and legal fees, attributable to the overall growth of our company organically and through acquisitions between the two periods.

Stock compensation expense

For the three months ended September 30, 2024, our stock compensation expense was $12.1 million, representing an increase of $11.0 million or 1069% compared to stock compensation expense of $1.0 million for the three months ended September 30, 2023. The increase is attributable to new stock grants the majority of which vested on the date of issuance during the three months ended September 30, 2024 and the partial amortization of stock grants which were granted in March, April and June 2024.

Advertising expense

Advertising expense for the three months ended September 30, 2024, was $20.0 million, representing an increase of $11.4 million or 132% compared to $8.6 million for the three months ended September 30, 2023. The increase is primarily attributable to an increase in advertising expenses by Freedom Europe of $9.0 million attributable to marketing campaigns that were initiated during fiscal 2024 and continued in the three months ended September 30, 2024. This increase consisted of an increase of approximately $4.6 million on advertising and an increase of $3.3 million on influencer and affiliates advertising. There was also an increase of $1.3 million attributable to Freedom Advertising, an advertising company, out of which $1.0 million was paid to advertising contractors and the remainder paid to Yandex Kazakhstan for advertisement placement. There was also an increase of $1.2 million of advertising expenses attributable to FRHC due to its focus on brand visibility and enhanced marketing efforts.

General and administrative expense

General and administrative expense for the three months ended September 30, 2024, was $53.2 million, representing an increase of $23.6 million or 80% compared to general and administrative expense of $29.6 million for the three months ended September 30, 2023. The increase is attributable to the general expansion and development of our business between the two quarters. The main factors contributing to the increase were increases in charity and sponsorship, other operating expenses, rent expenses, lease depreciation and software support. Our charity and sponsorship expense increased by $13.8 million due to several charitable contributions through our subsidiaries during the three months ended September 30, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Sport Programming Federation and construction work in Konayev city. Other operating expenses increased by $2.8 million mainly due to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. The increase of $1.6 million in rent expense was driven by the addition of new subsidiaries between the two quarters and the overall growth of our operations. Lease depreciation expenses increased by $1.2 million, attributable to our overall growth and the need for more office space. The expansion of our workforce and the establishment of new offices required additional leasing, leading to higher depreciation costs. Software support expenses increased by $0.9 million mainly due to the support of licensed software fee and other software systems.
Provision for allowance for expected credit losses

We recognized provision for allowance for credit losses in the amount of $10.4 million for the three months ended September 30, 2024, as compared to provision for allowance for credit losses of $4.7 million for the three months ended September 30, 2023. As of September 30, 2024, the allowance for credit losses was $48.7 million, compared to $43.6 million as of March 31, 2024. The increase between the two periods is attributable to provisions for uncollateralized bank customer loans. The increase in provisions is primarily attributable to the deterioration of the quality of the portfolio for the digital loans for individual entrepreneurs. The effect of the increase in provisions is partially offset by the revision of the approach to calculating reserve rates for collective loans.
Income tax expense
We had income before income tax of $128.5 million and $134.7 million for the three months ended September 30,2024, and September 30, 2023, respectively. Income tax expense for the three months ended September 30,2024, and September 30, 2023 was $14.0 million and $19.2 million, respectively. The decrease was primarily due to a decrease in our income before income tax between the two quarters. In addition, our effective tax rate during the three months ended September 30,2024, decreased to 10.9%, from 14.3% during the three months ended September 30,2023, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended September 30, 2024, we had net income of $114.5 million compared to $115.5 million for the three months ended September 30, 2023, a decrease of 1%. Our Brokerage, Banking, Insurance and Other segments contributed $85.6 million, $45.7 million, $14.8 million net income and $31.6 million net loss, respectively, to our total net income for the three months ended September 30, 2024.

Non-controlling interest
As of September 30, 2024, FRHC held a 94.84% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.19% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Net loss attributable to non-controlling interest was $0.2 million and $0.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
Foreign currency translation adjustments, net of tax
Due to a 2.1% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended September 30,2024, we realized a foreign currency translation loss of $20.0 million for the three months ended September 30,

2024 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $29.9 million for the three months ended September 30, 2023.

Comparison of the Six-month Periods Ended September 30, 2024 and 2023
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Six months ended September 30, 2024		Six months ended September 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$236,540	23%	$210,406	28%	$26,134	12%
Net gain on trading securities	16,215	2%	82,587	11%	(66,372)	(80)%
Interest income	436,328	42%	362,412	48%	73,916	20%
Insurance underwriting income	289,752	28%	102,865	14%	186,887	182%
Net gain on foreign exchange operations	14,568	1%	15,605	2%	(1,037)	(7)%
Net gain/(loss) on derivatives	18,802	2%	(29,227)	(4)%	48,029	(164)%
Other income	19,410	2%	7,143	1%	12,267	172%
Total revenue, net	$1,031,615	100%	$751,791	100%	$279,824	37%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage services	$200,545	$139,795	$60,750	43%
Commission income from payment processing	14,533	28,341	(13,808)	(49)%
Underwriting and market-making services	5,916	11,741	(5,825)	(50)%
Banking services	4,388	22,149	(17,761)	(80)%
Other fee and commission income	11,158	8,380	2,778	33%
Total fee and commission income	$236,540	$210,406	$26,134	12%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Six months ended September 30,
	2024	2023
	(as a % of total fee and commission income)
Brokerage services	85%	66%
Commission income from payment processing	6%	13%
Banking services	2%	11%
Underwriting and market-making services	2%	6%
Other fee and commission income	5%	4%
Total fee and commission income	100%	100%
For the six months ended September 30, 2024, total fee and commission income was $236.5 million, an increase of $26.1 million, or 12%, as compared to fee and commission income of $210.4 million for the six months ended September 30, 2023.

Fee and commission income from brokerage services for the six months ended September 30, 2024 was $200.5 million, representing a 43% increase as compared to $139.8 million for the six months ended September 30, 2023. This increase was primarily due to an increase in the number of retail brokerage customers from 434,000 as of September 30, 2023 to 555,000 as of September 30, 2024. The increase in the number of customers was attributable in part to the migration of customers from FST Belize to brokerage companies within our Group between the two periods. The increase was offset in part by a decrease in fee and commission income from brokerage services generated from FST Belize between the two periods, as our omnibus brokerage arrangement with FST Belize was wound down and customers of FST Belize closed their accounts at FST Belize and opened accounts with brokerage companies within our Group. During the six months ended September 30, 2024, we earned fee and commission income from a market maker customer at our Freedom Global subsidiary in an amount of $136.3 million, representing 58% of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $14.5 million for the six months ended September 30, 2024 from $28.3 million for the six months ended September 30, 2023. The $13.8 million decrease is attributable to a significant reduction in transaction volumes between the two periods, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed a substantial transaction volume.

Fee and commission income from banking services decreased by $17.8 million or 80% to $4.4 million in the six months ended September 30, 2024. The decrease in fee and commission income from banking services was primarily due to a $15 million decrease in commissions generated on transfer and payment processing, which was a result of a lower volume of transfer and payment processing transactions between the two periods.

Fee and commission income from underwriting and market-making activities decreased by $5.8 million in the six months ended September 30, 2023 or 50% to $5.9 million, driven by a lower volume of underwriting transactions for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023.

Other fee and commission income increased by 33% to $11.2 million for the six months ended September 30, 2024 as compared to $8.4 million for the six months ended September 30, 2023, due to an increase in agency fees generated by our online travel ticket aggregator subsidiary between the two periods, which was in turn due to an increase in usage and demand of such services.
Net gain on trading securities
We had a net gain on trading securities of $16.2 million for the six months ended September 30, 2024, a decrease of $66.4 million as compared to a net gain of $82.6 million or the six months ended September 30, 2023. The following table sets forth information regarding our net gains and losses on trading activities during the six months ended September 30,2024 and 2023:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Six months ended September 30, 2024	$15,241	$974	$16,215
Six months ended September 30, 2023	$51,923	$30,664	$82,587
During the six months ended September 30, 2024, we had a realized gain on trading securities of $15.2 million, which is attributable to Kazakhstan sovereign bonds sold during the six months ended September 30, 2024. Also, we recognized an unrealized net gain of $1.0 million during the same period due to the increase in the value of securities positions we held as of September 30, 2024. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds, as a consequence of market price increase.
During the six months ended September 30, 2023, we had a realized gain on trading securities of $51.9 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the six months ended September 30, 2023. We had an unrealized net gain in the six months ended September 30, 2023, due to securities positions we continued to hold at September 30, 2023, having appreciated by $30.7 million. The majority of the unrealized net gain was attributable to appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan, which appreciation was primarily due to a decline in the National Bank of the Republic of Kazakhstan's base interest rate during the six months ended September 30, 2023.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Interest income on trading securities	$212,120	$200,880	$11,240	6%
Interest income on loans to customers	101,760	74,201	27,559	37%
Interest income on margin loans to customers	91,984	59,753	32,231	54%
Interest income on securities available-for-sale	17,403	17,997	(594)	(3)%
Interest income on reverse repurchase agreements and amounts due from banks	13,061	6,987	6,074	87%
Total interest income	$436,328	$362,412	$73,916	20%

	Six months ended September 30,
	2024	2023
	(as a % of total interest income)
Interest income on trading securities	49%	55%
Interest income on loans to customers	23%	20%
Interest income on margin loans to customers	21%	16%
Interest income on securities available-for-sale	4%	4%
Interest income on reverse repurchase agreements and amounts due from banks	3%	2%
Total interest income	100%	100%

For the six months ended September 30, 2024, we had interest income of $436.3 million, representing an increase of $73.9 million, or 20%, compared to the six months ended September 30, 2023. The increase in interest income was primarily attributable to increases in interest income on margin loans to customers, loans to customers and trading securities. Interest income on trading securities increased by $11.2 million, or 6%, as a result of an increase in the total size of our trading portfolio and a increase in the amount of bonds we held as a percentage of our total trading portfolio between the two periods. Interest income on loans to customers increased by $27.6 million, or 37%, compared to the six months ending September 30, 2023 due to the growth of Freedom Bank KZ's customer loan portfolio between the two periods. Interest income on margin loans to customers increased by $32.2 million, or 54%, compared to the six months ended September 30, 2023, due to an increase in the usage of margin loans for trades by our clients between the two periods. For the six months ended September 30, 2024, we earned interest income from margin lending from a market maker customer at our Freedom Global subsidiary in an amount of approximately $27.0 million, representing 6% of our total interest income from margin lending for that period.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the six months ended September 30, 2024 and 2023.

	Six months ended September 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$3,298,981	$2,659,517
Loans issued	1,359,448	1,083,102
Margin lending, brokerage and other receivables, net	1,542,131	728,282
Available for sale securities, at fair value	268,713	228,926
	Average yields

Trading securities	13.3%	15.7%
Loans issued	15.5%	14.2%
Margin lending, brokerage and other receivables, net	8.8%	7.6%
Available- for- sale securities, at fair value	13.4%	16.3%
	Interest income

Interest income on trading securities	$212,120	$200,880
Interest income on loans to customers	101,760	74,201
Interest income on margin loans to customers	66,087	27,319
Interest income on available- for- sale securities	17,403	17,997
Other interest income	13,061	9,581
Total interest income	$410,431	$329,978

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of September 30, 2024 and 2023, the monthly average balance of off-balance sheet arrangements were $688.8 million and $569.0 million, respectively, and the weighted average interest rate was 8%, and 12%, respectively.

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

	Six months ended September 30,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	(19,786)	31,026	11,240
Interest income on loans to customers	7,534	20,025	27,559
Interest income on margin loans to customers	4,464	34,304	38,767
Interest income on available-for-sale securities	(13,704)	13,110	(594)
Other interest income	—	—	3,480
Total interest income	$(21,493)	$98,465	$80,452
Net gain on foreign exchange operations
For the six months ended September 30, 2024 , we realized a net gain on foreign exchange operations of $14.6 million compared to a net gain of $15.6 million for the six months ended September 30, 2023. The increase in net gain can be attributed to a gain of $29.6 million on purchases and sale of foreign currency that was partially offset by a translation loss of $15.0 million, mainly due to the 95% increase of Freedom Bank's volume of currency transactions compared to the six months ended September 30, 2023.
Net gain on derivatives
For the six months ended September 30, 2024, we had net gain on derivatives of $18.8 million compared to a net loss of $29.2 million for the six months ended September 30, 2024. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which had an unrealized net gain of $4.0 million for the six months ended September 30, 2024 due to a positive revaluation of currency swaps, as compared to a realized net loss of $30.1 million for the six months ended September 30, 2023 due to a negative revaluation of currency swaps. Freedom Bank KZ engages in currency swaps to diversify its funding sources.
Insurance underwriting income
For the six months ended September 30, 2024, we had insurance underwriting income of $289.8 million, an increase of $186.9 million, or 182%, as compared to the six months ended September 30, 2023. The increase was primarily attributable to a $203.6 million, or 179%, increase in insurance underwriting income from written insurance premiums for the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, due to the expansion of our insurance operations such as pension annuity and accident insurance classes between the two periods. This increase in income from written insurance premiums was partially offset by a $2.3 million increase in reinsurance premiums ceded for the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. The following table sets out information on our insurance underwriting income for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Written insurance premiums	317,337	113,758	203,579	179%
Reinsurance premiums ceded	(5,870)	(3,607)	(2,263)	63%
Change in unearned premium reserve, net	(21,715)	(7,286)	(14,429)	198%
Insurance underwriting income	$289,752	$102,865	$186,887	182%

Expense

The following table sets out information on our total expense for the periods presented.

	Six months ended September 30, 2024		Six months ended September 30, 2023		Change

(amounts in thousands)	Amount	%*	Amount		Amount	%
Fee and commission expense	$170,984	20%	$60,298	11%	$110,686	184%
Interest expense	270,383	31%	234,427	44%	35,956	15%
Insurance claims incurred, net of reinsurance	113,993	13%	55,502	10%	58,491	105%
Payroll and bonuses	123,734	14%	71,628	13%	52,106	73%
Professional services	15,513	2%	18,576	3%	(3,063)	(16)%
Stock compensation expense	22,671	3%	2,264	—%	20,407	901%
Advertising expense	37,250	4%	16,739	3%	20,511	123%
General and administrative expense	98,345	11%	54,105	10%	44,240	82%
Provision for allowance for expected credit losses	8,657	1%	18,988	4%	(10,331)	(54)%
Total expense	$861,530	100%	$532,527	100%	$329,003	62%
______________
*    Percentage of total expense.

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Agency fees expense	$138,846	$38,533	100,313	260%
Brokerage services	9,502	8,394	1,108	13%
Bank services	8,123	9,681	(1,558)	(16)%
Exchange services	1,007	1,781	(774)	(43)%
Central Depository services	343	220	123	56%
Other commission expenses	13,163	1,689	11,474	679%
Total fee and commission expense	$170,984	$60,298	$110,686	184%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Six months ended September 30,
	2024	2023
	(as a % of total fee and commission expense)
Agency fees expense	81%	64%
Brokerage services	6%	14%
Bank services	4%	16%
Exchange services	1%	3%
Central Depository services	—%	—%
Other commission expenses	8%	3%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $110.7 million or 184% in the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. The increase is mainly attributable to an increase of agency fees expense of $100.3 million or 260% compared to the six months ended September 30, 2023 and other commission expenses of $11.5 million, compared to the six months ended September 30, 2023. The increase in agency fees expenses was due to an increase in insurance products sales by Freedom Life, which are outsourced to outside agents. The increase in other commission expenses is attributable to increased commissions paid associated with Paybox consistent with the growth of its business activities between the two periods, following our acquisition of it in the fourth periods of fiscal 2023.
Interest expense
During the six months ended September 30, 2024, we had a $36.0 million, or 15%, increase in interest expense as compared to the six months ended September 30, 2023. The increase in interest expense was primarily attributable to a $24.1 million, or 373%, increase in interest expense on margin lending payable due to an increase in the volume of such financing, and a $13.4 million, or 40%, increase in interest expense on customer deposits. Compared to the six months ended September 30, 2023. The increase in interest on customer deposits was a result of growth of our banking client base due to the expansion of the operations of Freedom Bank KZ between the two periods.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the six months ended September 30, 2024 and 2023.

	Six months ended September 30,
	2024	2023
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,601,581	$2,460,962
Customer liabilities (1)	875,660	974,429
Debt securities issued	177,592	64,004
	Average rates

Securities repurchase agreement obligations	30.4%	35.1%
Customer liabilities (1)	23.2%	14.5%
Debt securities issued	35.3%	12.4%
	Interest expense
Interest expense on securities repurchase agreement obligations	$178,523	$192,464
Interest expense on customer accounts and deposits	46,823	33,467
Interest expense on debt securities issued	13,938	1,896
Other interest expense	31,099	6,600
Total interest expense	$270,383	$234,427
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

	Six months ended September 30,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(24,181)	$10,240	$(13,941)
Interest expense on customer accounts and deposits	16,061	(2,705)	13,356
Interest expense on debt securities issued	6,144	5,898	12,042
Other interest expense	—	—	24,499
Total	$(1,976)	$13,433	$35,956
Insurance claims incurred, net of reinsurance
For the six months ended September 30, 2024, we had a $58.5 million, or 105%, increase in insurance claims incurred, net of reinsurance, as compared to the six months ended September 30, 2023. The increase was primarily attributable to the general expansion of our insurance operations between the two periods.
Payroll and bonuses

For the six months ended September 30, 2024, we had payroll and bonuses expense of $123.7 million, representing an increase of $52.1 million or 73% compared to payroll and bonuses expense of $71.6 million for the six months ended September 30, 2023. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two periods. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.

Professional services

For the six months ended September 30, 2024, our professional services expense was $15.5 million, representing a decrease by $3.1 million or 16% compared to $18.6 million for the six months ended September 30, 2023. The decrease was primarily attributable to a decrease in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services. The decrease was partially offset by increases in certain professional services expenses, including consulting and legal fees, attributable to the overall growth of our company organically and through acquisitions between the two periods.

Stock compensation expense

For the six months ended September 30, 2024, our stock compensation expense $22.7 million, representing a increase of $20.4 million or 901% compared to stock compensation expense of $2.3 million for the six months ended September 30, 2023. The increase is attributable to new stock grants the majority of which vested on the date of issuance during the six months ended September 30, 2024 and the partial amortization of stock grants which were granted in March., April and June 2024.

Advertising expense

Advertising expense for the six months ended September 30, 2024, was $37.3 million, representing an increase of $20.5 million or 123% compared to $16.7 million for the six months ended September 30, 2023. The increase is primarily attributable to an increase in advertising expenses by Freedom Europe of $15.4 million attributable to marketing campaigns that were initiated during fiscal 2024 and continued in the six months ended September 30, 2024. This increase consisted of an increase of advertising expense, influencer and affiliates advertising expense, marketing and sponsorship expense. There was also an increase of $2.3 million attributable to Freedom Advertising, an advertising company, due to marketing expenditures to third party contractors. There was also an increase of $1.7 million from FRHC due to the company's focus on the brand visibility and enhanced marketing efforts.

General and administrative expense

General and administrative expense for the six months ended September 30, 2024, was $98.6 million, representing an increase of $44.5 million or 42% compared to general and administrative expense of $54.1 million for the six months ended September 30, 2023. This increase is attributable to the general expansion and development of our business between the two periods. The main factors contributing to the increase were increases in other operating expenses, charity and sponsorship, software support, depreciation and amortization expense and lease depreciation. Other operating expenses increased by $8.1 million mainly due to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. Our charity and sponsorship expense increased by $18.1 million due to several charitable contributions through our subsidiaries during the six months ended September 30, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Sport Programming Federation and construction work in Konayev city. Taxes, other than income tax, increased by $1.5 million mainly due to the general growth of the Group, including the addition of new subsidiaries. The expansion of our business operations resulted in higher tax liabilities, reflecting our broader market presence and increased operational scale. Software support expenses increased by $3.5 million mainly due to the support of licensed software fee and other software systems. The increases of $1.4 million in depreciation and amortization expense and $2.9 million in rent expense were driven by the addition of new subsidiaries between the two periods and the overall growth of our operations. The integration of new subsidiaries required substantial investments in new technology and infrastructure, leading to higher depreciation and amortization costs. Lease depreciation expenses increased by $2.2 million, attributable to our overall growth and the need for more office space.
Provision for allowance for expected credit losses
We recognized allowance for credit losses in the amount of $8.7 million for the six months ended September 30, 2024, as compared to allowance for credit losses of $19.0 million for the six months ended September 30, 2023. The decrease is attributable to provisions for car loans. The decrease in provisions for car loans is primarily attributable to a change in estimates related to input data obtained from the National Bank of the Republic of Kazakhstan.
Income tax expense
We had income before income tax of $170.1 million and $219.3 million for the six months ended September 30, 2024, and September 30, 2023, respectively. Income tax expense for the six months ended September 30, 2024, and September 30, 2023 was $21.3 million and $35.9 million, respectively. The decrease was primarily due to a decrease in our income before income tax between the two periods. In addition, our effective tax rate during the six months ended September 30, 2024, decreased to 13%, from 16% during the six months September 30, 2023, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the six months ended September 30, 2024, we had net income of $148.7 million compared to $183.4 million for the six months ended September 30, 2023, a decrease of 19%. Our Brokerage, Banking, Insurance and Other segments contributed $155.3 million, $17.2 million, $28.6 million net income and $52.3 million net loss, respectively, to our total net income for the six months ended September 30, 2024.

Non-controlling interest
As of September 30, 2024, FRHC held a 94.84% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.19% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Net loss attributable to non-controlling interest was $0.3 million and $0.5 million for the six months ended September 30, 2024 and September 30, 2023, respectively.
Foreign currency translation adjustments, net of tax
Due to a 8% depreciation of the Kazakhstan tenge against the U.S. dollar during the six months ended September 30, 2024, we realized a foreign currency translation loss of $85.8 million for the six months ended September 30, 2024 since most of our Group's companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $31.7 million for the six months ended September 30, 2023.

Segment Results of Operations

Business Segment Operations

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended September 30, 2024 and 2023

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$174,797	$171,249	$3,548	2%
Banking	201,509	166,749	34,760	21%
Insurance	178,175	80,595	97,580	121%
Other	26,419	16,988	9,431	56%
Total revenue, net	$580,900	$435,581	$145,319	33%

For the three months ended September 30, 2024, total revenue, net increased in the Brokerage, Insurance and Other segments but decreased in the Banking segment, in each case compared to the three months ended September 30, 2023.

Brokerage Segment

In the three months ended September 30, 2024, in our Brokerage segment we had an increase in total revenue, net, primarily driven by an increase in fee and commission income. Fee and commission income in this segment increased, primarily due to a general increase in brokerage activity between the two quarters. The revenue increase were partially offset by a decrease in net gain on trading securities, interest income and net gain on foreign currency exchange.

Banking Segment

In the three months ended September 30, 2024, total revenue, net in the Banking segment increased as compared to the three months ended September 30, 2023, mainly attributable to net gain on trading securities, net gain on derivatives and decrease in net loss on foreign exchange operations in this segment in the three months ended September 30, 2024. These increases were partially offset by the decrease of fee and commission income in this segment in the three months ended September 30, 2024.

Insurance Segment

In the three months ended September 30, 2024, total revenue, net in the Insurance segment increased mainly due to an increase in insurance underwriting income, reflecting the overall growth of our insurance operations between the two quarters.

Other Segment

In the three months ended September 30, 2024, total revenue, net in the Other segment increased mostly due to an increase of $8.6 million in net gain on foreign exchange operations mainly from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two quarters. There was also an increase in the other income of $5.1 million, as well as an increase in $2.3 million from net gain on trading securities. The overall increase was offset by a decrease of $6.5 million in fee and commission income.

Total expenses associated with our segments are summarized in the following table:

	Three months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$74,519	$69,197	$5,322	8%
Banking	149,196	131,078	18,118	14%
Insurance	160,676	67,757	92,919	137%
Other	68,022	32,862	35,160	107%
Total expense, net	$452,413	$300,894	$151,519	50%

For the three months ended September 30, 2024, total expenses, net increased across each of our business segments compared to the three months ended September 30, 2023.

Brokerage Segment

In the three months ended September 30, 2024, total expenses, net in our Brokerage segment increased due to an increase in fee and commission expense, which was in turn mainly due to brokerage services expense. Additionally, there was an increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Advertising expenses in this segment also increased as we intensified our marketing efforts to expand our client base. Furthermore, stock compensation expenses increased, attributable to new stock grants and partial amortization of old stock grants. These increases were partially offset by decreases in interest expense on securities repurchase agreement obligations and a decrease in general and administrative expenses.

Banking Segment

In the three months ended September 30, 2024, total expenses, net in our Banking segment increased primarily due to a $10.7 million increase in payroll and bonuses expense and a $5.7 million increase in general and administrative expenses, reflecting the general growth of Freedom Bank KZ's operations between the two quarters.

Insurance Segment

In the three months ended September 30, 2024, total expenses, net in our insurance segment increased mainly due to an increase in fee and commission expense from agency fees and insurance claims incurred, net of reinsurance, attributable to the overall growth of our insurance operations between the two quarters.

Other Segment

In the three months ended September 30, 2024, total expenses, net in our Other segment increase was driven by increases of $16.2 million in general and administrative expense, mainly due to the charity and sponsorship expense by Freedom Shapagat, a non-profit corporate fund. There was also an increase of $9.1 million in payroll and bonuses, due to the overall growth of the company. There was also an increase of $6.3 million in interest expense from Freedom SPC debt securities issued. We have also seen an increase of $3.7 million in fee and commission expense mainly from Paybox and its payment processing activity. There was also an increase of $2.8 million, mostly from the activity of Freedom Advertising and FRHC. The overall increase was offset by a $4.2 million decrease in professional services.
Comparison of the Six-month Periods Ended September 30, 2024 and 2023

The following table presents total revenue, net by segment for the six month periods presented:

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$349,713	$277,319	$72,394	26%
Banking	292,711	282,403	10,308	4%
Insurance	325,438	150,972	174,466	116%
Other	63,753	41,097	22,656	55%
Total revenue, net	$1,031,615	$751,791	$279,824	37%

For the six months ended September 30, 2024, total revenue, net increased in the Brokerage, Insurance, Banking and Other segments compared to the six months ended September 30, 2023.

Brokerage Segment

In the six months ended September 30, 2024, in our Brokerage segment we had a significant increase in total revenue, net, primarily driven by an increase in interest income. This was largely due to increases in interest accrued on securities held in our trading portfolio and in interest accrued on margin loans to customers within this segment. Fee and commission income in this segment also increased, primarily due to a general increase in brokerage activity between the two periods. Additionally, there was an increase in net gain on foreign exchange operations and other income. These revenue increases were partially offset by a decrease in net gain on trading securities.

Banking Segment

In the six months ended September 30, 2024, total revenue, net in the Banking segment increased as compared to the six months ended September 30, 2023, mainly attributable to increase in interest income and net gain on derivatives in this segment in the six months ended September 30, 2024. These increases were partially offset by the effects of net loss on foreign exchange operations, and net gain on trading securities in this segment in the six months ended September 30, 2024.

Insurance Segment

In the six months ended September 30, 2024, total revenue, net in the Insurance segment increased mainly due to an increase in insurance underwriting income, reflecting the overall growth of our insurance operations between the two periods. However, these increases were partially offset by the effects of decrease of net gain on trading securities and interest income.

Other Segment

In the six months ended September 30, 2024, total revenue, net in the Other segment increased mostly due to an increase of $25.6 million in net gain on foreign exchange operations mainly from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. There was also an increase of $11.2 million due to the increase in other income. These increases were partially offset by a $13.4 million decrease in fee and commission income attributable to a decrease in Paybox's transaction volumes due to the cessation of operation of a counterparty that contributed significantly to its transaction volume. There was also a decrease in interest income of $0.5 million and a net loss on derivative of $0.5 million.

Total expenses associated with our segments are summarized in the following table:

	Six months ended September 30,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$169,600	$125,393	$44,207	35%
Banking	272,106	227,132	44,974	20%
Insurance	290,661	121,219	169,442	140%
Other	129,163	58,783	70,380	120%
Total expense, net	$861,530	$532,527	$329,003	62%

For the six months ended September 30, 2024, total expenses, net increased across each of our business segments compared to the six months ended September 30, 2023.

Brokerage Segment

In the six months ended September 30, 2024, total expenses, net in our Brokerage segment increased primarily due to an increase in interest expense, which was in turn due to interest paid on securities repurchase agreements and fee and commission expense, which was in turn mainly due to agency fees expense. Additionally, there was an increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Advertising expenses in this segment also increased as we intensified our marketing efforts to expand our client base. Furthermore, stock compensation expenses increased, attributable to new stock grants and partial amortization of old stock grants. These increases were partially offset by a decrease in general and administrative expenses.

Banking Segment

In the six months ended September 30, 2024, total expenses, net in our Banking segment increased primarily due to increase in interest expense on securities repurchase agreements within this segment, increase in general and administrative expense, increase in payroll and bonuses expense and stock compensation expense, reflecting the general growth of Freedom Bank KZ's operations between the two periods. These increases were partially offset by decrease in fee and commission expense and allowance for credit losses.

Insurance Segment

In the six months ended September 30, 2024, total expenses, net in our Insurance segment increased mainly due to increase in fee and commission expense from agency fees, insurance claims incurred, net of reinsurance, general and administrative expense, payroll and bonuses and stock compensation expense. These increases are attributable to the overall growth of our insurance operations between the two periods. However, these increases were partially offset by the effects of decrease in interest expense.

Other Segment

In the six months ended September 30, 2024, total expenses, net in our Other segment increase was driven by increases in payroll and bonuses, general and administrative expenses, interest expense and fee and commission expense. There was a $22.1 million increase in payroll and bonuses in the Other segment which is mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. The increase of $25.1 million in general and administrative expense in the Other segment was also mainly attributable to our overall growth and the addition of new subsidiaries. In particular, $12.3 million was attributable to our Shapagat subsidiary due to it charity and sponsorship expenses. Interest expense in the Other segment increased by $10.9 million, mainly attributable to an increase in interest expense on loans received by FRHC. There was an increase of $9.4 million in fee and commission expense in the Other segment, which is mostly attributable to increased bank commission expense for payment services due to an increase of payment processing operations at certain Paybox subsidiaries There was also an increase of $5.5 million from advertising expense, mainly from the activity of Freedom Advertising and FRHC. The increase was partially offset by a decrease of $3.8 million in professional services from FRHC.
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

	September 30, 2024	March 31, 2024
(amounts in thousands)
Cash and cash equivalents(1)	$569,179	$545,084
Restricted cash(2)	$895,651	$462,637
Trading securities	$3,601,118	$3,688,620
Total assets	$8,816,255	$8,301,930
Net liquid assets(3)	$3,210,128	$3,137,383

(1)Of the $569.2 million in cash and cash equivalents we held at September 30, 2024, $121.5 million, or approximately 21%, was subject to reverse repurchase agreements. By comparison, at March 31, 2024, we had cash and cash equivalents of $545.1 million, of which $135.0 million, or approximately 25%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of September 30, 2024, and March 31, 2024, we had total liabilities of $7.6 billion and $7.1 billion, respectively, including customer liabilities of $3.3 billion and $2.3 billion, respectively.
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

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
(amounts in thousands)
Net cash flows from/(used in) operating activities	$416,072	$(1,351,689)
Net cash flows used in investing activities	(223,437)	(450,153)
Net cash flows from financing activities	370,315	1,684,744
Effect of changes in foreign exchange rates on cash and cash equivalents	(106,027)	(59,098)
Effect of expected credit losses on cash and cash equivalents and restricted cash	186	—

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$457,109	$(176,196)
Net Cash Flows From Operating Activities
Net cash flow from operating activities during the six months ended September 30, 2024, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023
(amounts in thousands)
Increases in trading securities (1)	$(187,941)		$(1,264,940)
Increases in brokerage customer liabilities (2)	$916,550		$354,720
Decrease/(increases) in margin lending, brokerage and other receivables	$3,584	(3)	$(656,755)
(Decrease)/increases in margin lending and trade payables (4)	$(549,368)		$39,701
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from decreased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash flows from operating activities in the six months ended September 30, 2024, were primarily attributable to net cash inflows attributable increase in customer liabilities over that period, which resulted from the increase of customer accounts in our Freedom Global subsidiary and decrease in margin lending, brokerage and other receivables, which changes were offset in part by an decrease in margin lending and trade payables and increases in trading securities.

Net Cash Flows Used In Investing Activities
During the six months ended September 30, 2024, net cash used in investing activities was $223.4 million compared to net cash used in investing activities of $450.2 million during the six months ended September 30, 2023. During the six months ended September 30, 2024, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $95.1 million, the purchase of fixed assets in the amount of $33.6 million, and purchase of available-for-sale securities, net of proceeds, in the amount of $74.9 million. During the six months ended September 30, 2024 cash used for the issuance of loans, net of repayment decreased by $348.8 million compared to the six months September 30, 2023, due to the decline in the volume of loans issued during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. This shift is attributed to substantial growth in the Freedom Bank KZ's loan portfolio over the six months ended September 30, 2023, driven by new banking products, partnership agreements, and effective advertising campaigns.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the six months ended September 30, 2024 was $370.3 million compared to net cash flow from financing activities in amount of $1.7 billion during the six months ended September 30, 2023. Cash Flow from financing activities during the six months ended September 30, 2024 consisted principally of bank customer deposits received in the amount of $308.7 million, net proceeds from obligations under securities repurchase agreements in amount of $30.3 million, net proceeds from loans received in amount of $17.4 million and mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $14.0 million. During the six months ended September 30, 2024 cash flow from financing activities decreased by $1.3 billion compared to the six months ended September 30, 2023. This decrease was primarily attributable to a $1.3 billion change in net proceeds from securities repurchase agreement obligations due to significant growth of the Company's trading portfolio during the six months ended September 30, 2023, which is mainly financed through the securities repurchase agreements.
CAPITAL EXPENDITURES
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for our Freedom EU subsidiary. The contract implies approximate capital expenditures in the amount of $7.5 million, of which approximately $1.7 million was incurred in fiscal 2024 and of which approximately $2.8 million was incurred in the first six months of fiscal 2025. The remaining $3.4 million is planned to be incurred in during the 2025 calendar year. We are financing this construction project primarily using our own funds.

On November 27, 2023, our Board of Directors approved a strategic plan to expand our business by entering the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Execution of the new plan is expected to require significant capital expenditure, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining frequency licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including vendor financing and utilizing the proceeds of a $200 million U.S. dollar domestic bond placement on the AIX that we completed on December 19, 2023. For further information, see "Indebtedness – Long-term" below.

As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan and Central Asia. Total capital expenditures required in connection with Freedom Media over the next five years are currently estimated to be approximately $54 million. We will finance our capital expenditures related to Freedom Media primarily using our own funds.
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
We did not declare or pay a cash dividend on our common stock during the three months ended September 30, 2024. Any payment of cash dividends on stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of September 30, 2024, $2.6 billion, or 73% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $2.8 billion, or 75% as of March 31, 2024. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 Securities Repurchase Agreement Obligations to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount up to $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC. As of September 30, 2024, there was $64.7 million of such bonds outstanding.
In December 2023, Freedom SPC established a $1,000,000,000 bond program. Bonds, following issuance under the program, are listed on the AIX and guaranteed by FRHC. On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028 under the program in an aggregate principal amount of $200 million. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%. On September 16, 2024, Freedom SPC issued a series of $200 million bonds due 16 September 2026 under the program, with a 10.5% annual interest rate payable quarterly, of which $100 million bonds were placed on November 4, 2024.
The aggregate accrued interest as of September 30, 2024 on the Freedom SPC bonds due 2026 and the Freedom SPC bonds due 2028 combined was $2.3 million.
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
At September 30, 2024, these minimum net capital and capital adequacy requirements ranged from approximately $0.2 million to $174.9 million and fluctuate depending on various factors. At September 30, 2024, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $232.5 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at September 30, 2024.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q . As of September 30, 2024, we had goodwill of $53.2 million.

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

Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2024, and March 31, 2024 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $131.9 million and $128.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $141.6 million and $138.3 million incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign Currency Exchange Risk
We have a presence in Armenia, Austria, Azerbaijan, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Kazakhstan, Kyrgyzstan, Lithuania, Netherlands, Poland, Spain, Tajikistan, Turkey, the United Arab Emirates, the United Kingdom, the United States and Uzbekistan. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
An analysis of our September 30, 2024, and March 31, 2024 (not including assets held for sale), balance sheets estimates the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $5.7 million and $121.5 million, respectively.
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
As of September 30, 2024, and March 31, 2024, our exposure to equity investments at fair value was $128.4 million and $126.1 million, respectively. Based on an analysis of the September 30, 2024, and March 31, 2024 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $12.8 million and $12.6 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage and banking services we offer. We incur credit risk in a number of areas, including margin lending and loans issued.

Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of MiFID and of the AFSA and the National Bank of the Republic of Kazakhstan. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin lending increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2024, we had $1.6 billion in margin lending receivables from our customers, $680.1 million of which was attributable to a single counterparty. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended on September 30, 2024, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 23, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2024 Form 10-K.

Item 5. Other Information

During the period covered by this quarterly report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
Item 6. Exhibits
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
4.01	Freedom Finance SPC Ltd. US$1,000,000,000 Bond Program Prospectus*†
4.02	Offer Terms of the US$200,000,000 Bonds (1st tranche) Due December 19, 2028 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.03	Guarantee Agreement dated December 19, 2023, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (1st tranche) of Freedom Finance SPC Ltd.*†
4.04	Offer Terms of the US$200,000,000 Bonds (2nd tranche) Due September 16, 2026 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.05	Guarantee Agreement dated September 12, 2024, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (2nd tranche) of Freedom Finance SPC Ltd.*†
10.01	Restricted Stock Award Agreement dated July 12, 2024 between Freedom Holding Corp. and Askar Tashtitov*
10.02	Restricted Stock Award Agreement dated July 12, 2024 between Freedom Holding Corp. and Evgeny Ler*
10.03	Supplementary Agreement No. 1 dated October 16, 2024 to an Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended September 30, 2024, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.
† Certain portions of these documents have been redacted or omitted in accordance with Item 601(a)(5) and Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: November 8, 2024	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: November 8, 2024	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer