Form 10-Q
period 2024-12-31
Freedom Holding Corp.
filed 2025-02-07
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒
As of February 4, 2025, the registrant had 60,620,217 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2024	March 31, 2024

ASSETS
Cash and cash equivalents (including $50 and $203 from related parties)	$577,940	$545,084
Restricted cash (including $3,198 and $— with related parties)	742,153	462,637
Trading securities (including $1,128 and $1,326 with related parties)	3,415,517	3,688,620
Available-for-sale securities, at fair value	418,614	216,621
Margin lending, brokerage and other receivables, net (including $22,391 and $22,039 due from related parties)	2,037,673	1,660,275
Loans issued (including $139,514 and $147,440 to related parties)	1,454,259	1,381,715
Fixed assets, net	159,384	83,002
Intangible assets, net	44,488	47,668
Goodwill	48,217	52,648
Right-of-use asset	39,242	36,324
Insurance contract assets	26,518	24,922
Other assets, net (including $16,294 and $5,257 with related parties)	171,040	102,414
TOTAL ASSETS	$9,135,045	$8,301,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$2,199,703	$2,756,596
Customer liabilities (including $51,017 and $44,127 to related parties)	3,783,291	2,273,830
Margin lending and trade payables	319,043	867,880
Liabilities from insurance activity	407,877	297,180
Current income tax liability	48,276	32,996
Debt securities issued	468,835	267,251
Lease liability	40,401	35,794
Liability arising from continuing involvement	472,867	521,885
Other liabilities (including $157 and $9,854 to related parties)	132,007	81,560
TOTAL LIABILITIES	$7,872,300	$7,134,972
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,619,217 shares issued and outstanding as of December 31, 2024, and 60,321,813 shares issued and outstanding as of March 31, 2024, respectively	61	60
Additional paid in capital	222,968	183,788
Retained earnings	1,226,079	998,740
Accumulated other comprehensive loss	(189,216)	(18,938)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,259,892	$1,163,650

Non-controlling interest	2,853	3,308
TOTAL SHAREHOLDERS’ EQUITY	$1,262,745	$1,166,958

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,135,045	$8,301,930
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Revenue:
Fee and commission income (including for the three months ended $556 and $30,112, for the nine months ended $2,259 and $66,029 from related parties)	$143,436	$120,159	$379,976	$330,565
Net gain/(loss) on trading securities	89,564	(5,089)	105,779	77,498
Interest income (including for the three months ended $380 and $7,566, for the nine months ended $1,023 and $22,650 from related parties)	224,688	226,445	661,016	588,857
Insurance underwriting income	177,472	79,017	467,224	181,882
Net gain on foreign exchange operations	3,945	38,825	18,513	54,430
Net gain/(loss) on derivatives	11,889	(42,568)	30,691	(71,795)
Other income	4,196	1,845	23,606	8,988
TOTAL REVENUE, NET	$655,190	$418,634	$1,686,805	$1,170,425

Expense:
Fee and commission expense	$93,927	$42,818	$264,911	$103,116
Interest expense	131,136	131,223	401,519	365,650
Insurance claims incurred, net of reinsurance	104,511	40,989	218,504	96,491
Payroll and bonuses	77,395	45,083	201,129	116,711
Professional services	10,955	6,217	26,468	24,793
Stock compensation expense	13,417	1,039	36,088	3,303
Advertising expense	21,472	11,066	58,722	27,805
General and administrative expense (including for the three months ended $7,892 and $1,502, for the nine months ended $16,864 and $9,063 from related parties)	73,437	32,106	171,782	86,211
Provision for/(recovery of) allowance for expected credit losses	30,612	(3,526)	39,269	15,462
TOTAL EXPENSE	$556,862	$307,015	$1,418,392	$839,542

INCOME BEFORE INCOME TAX	98,328	111,619	268,413	330,883

Income tax expense	(20,191)	(15,544)	(41,529)	(51,408)

NET INCOME	$78,137	$96,075	$226,884	$279,475

Less: Net loss attributable to non-controlling interest in subsidiary	(144)	(293)	(455)	(842)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$78,281	$96,368	$227,339	$280,317

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	7,993	1,486	15,673	5,893
Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	872	(1,881)	1,039	(3,145)
Foreign currency translation adjustments	(101,212)	28,100	(186,990)	(3,593)
OTHER COMPREHENSIVE (LOSS)/INCOME	(92,347)	27,705	(170,278)	(845)

COMPREHENSIVE (LOSS)/INCOME BEFORE NON-CONTROLLING INTERESTS	$(14,210)	$123,780	$56,606	$278,630

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(144)	(293)	(455)	(842)

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,066)	$124,073	$57,061	$279,472

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	1.32	1.65	3.83	4.79
Earnings per common share - diluted	1.29	1.63	3.76	4.73

Weighted average number of shares (basic)	59,372,323	58,578,691	59,331,443	58,557,577
Weighted average number of shares (diluted)	60,548,794	59,289,256	60,422,124	59,287,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the Nine Months Ended December 31,
	2024	2023

Cash Flows From Operating Activities
Net income	$226,884	$279,475
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	12,710	11,089
Amortization of deferred acquisition costs	165,651	66,023
Noncash lease expense	9,528	6,536
Change in deferred taxes	(7,308)	3,051
Stock compensation expense	36,088	3,303
Unrealized gain on trading securities	(75,525)	(16,222)
Unrealized gain on derivatives	(4,201)	(886)
Net realized loss/(gain) on available-for-sale securities	1,039	(3,145)
Net change in accrued interest	(32,545)	(108,129)
Revaluation of purchase price of previously held interest in Arbuz	—	(1,040)
Gain from sale of ITS tech	(4,201)	—
Change in insurance reserves	164,356	58,118
Revaluation of investments in associates	(2,111)	—
Change in unused vacation reserves	589	5,538
Provision for allowance for expected credit losses	39,269	15,462
Changes in operating assets and liabilities:
Trading securities	(170,899)	(1,149,192)
Margin lending, brokerage and other receivables (including $(352) and $251,744 changes from related parties)	(509,597)	(603,701)
Insurance contract assets	(6,566)	1,508
Other assets	(230,615)	(83,169)
Brokerage customer liabilities (including $(6,890) and $(17,509) changes from related parties)	1,187,289	71,982
Current income tax liability	15,260	23,149
Margin lending and trade payables (including $(133) and $(2,765) changes from related parties)	(505,097)	30,593
Lease liabilities	(8,394)	(6,458)
Liabilities from insurance activity	7,493	1,879
Other liabilities	34,214	20,881
Net cash flows from/(used in) operating activities	343,311	(1,373,355)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(53,581)	(36,270)
Net change in loans issued to customers	(341,842)	(547,754)
Purchase of available-for-sale securities, at fair value	(392,011)	(169,653)
Proceeds from sale of available-for-sale securities, at fair value	157,939	211,390
Consideration paid for Arbuz	—	(13,281)
Consideration paid for Internet Tourism	—	(1,028)
Consideration paid for Aviata	—	(16,098)
Consideration paid for Ticketon	—	(3,003)
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	—	(1,987)
Cash, cash equivalents and restricted cash received from acquisitions	—	2,461
Cash received from sale of ITS Tech	2,000	—
Capital contribution to investment in associate	(2,414)	—

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash, cash equivalents disposed from sale of ITS Tech	(542)	—
Consideration paid for SilkNetCom	(12,050)	—
Cash received at acquisition of SilkNetCom	54	—
Consideration paid for other acquisitions	(2,804)
Cash received at other acquisitions	39
Prepayment on acquisitions	(7,416)	(17,810)

Net cash flows used in investing activities	(652,628)	(593,033)

Cash Flows From Financing Activities
Net (repayment)/proceeds from securities repurchase agreement obligations	(157,068)	1,370,587
Proceeds from issuance of debt securities	201,663	206,371
Repurchase of mortgage loans under the State Program	(40,962)	(30,317)
Funds received under state program for financing of mortgage loans	60,351	75,817
Net change in bank customer deposits	765,681	271,572
Purchase of non-controlling interest in Arbuz	—	(3,228)
Net proceeds from loans received	3,946	1,526

Net cash flows from financing activities	833,611	1,892,328
Effect of changes in foreign exchange rates on cash and cash equivalents	(212,300)	(6,449)
Effect of expected credit losses on cash and cash equivalents and restricted cash	378	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	312,372	(80,509)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,007,721	1,026,945

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,320,093	$946,436

	For The Nine Months Ended December 31,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$384,736	$350,106
Income tax paid	$32,934	$23,652

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$1,485	$9,426

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

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$577,940	$561,883
Restricted cash	742,153	384,553
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,320,093	$946,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At September 30, 2024	60,557,801	$61	$209,249	$1,147,798	$(96,869)		$1,260,239		$2,997		$1,263,236

Delivered stock based compensation from previous quarter	12,816	—	302	—	—		302		—		302
Stock based compensation	48,600	—	13,417	—	—		13,417		—		13,417
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(101,212)		(101,212)		—		(101,212)
Other comprehensive income	—	—	—	—	8,865		8,865		—		8,865
Net income/(loss)	—	—	—	78,281	—		78,281		(144)		78,137

At December 31, 2024	60,619,217	$61	$222,968	$1,226,079	$(189,216)	0	$1,259,892	0	$2,853	0	$1,262,745

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)		$1,163,650		$3,308		$1,166,958

Delivered stock based compensation from previous year	215,878	—	3,092	—	—		3,092		—		3,092
Forfeited stock based compensation	(310,700)	—	—	—	—		—		—		—
Stock based compensation	392,226	1	36,088	—	—		36,089		—		36,089
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(186,990)		(186,990)		—		(186,990)
Other comprehensive income	—	—	—	—	16,712		16,712		—		16,712
Net income/(loss)	—	—	—	227,339			227,339		(455)		226,884

At December 31, 2024	60,619,217	$61	$222,968	$1,226,079	$(189,216)		$1,259,892		$2,853		$1,262,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At September 30, 2023	59,659,191	$59	$166,426	$807,149	$(62,550)		$911,084		$3,347		$914,431

Stock based compensation	—	—	1,039	—	—		1,039		—		1,039
Foreign currency translation adjustments, net of tax effect	—	—	—	—	28,100		28,100		—		28,100
Other comprehensive loss	—	—	—	—	(395)		(395)		—		(395)
Net income/(loss)	—	—	—	96,368	—		96,368		(293)		96,075

At December 31, 2023	59,659,191	$59	$167,465	$903,517	$(34,845)	0	$1,036,196	0	$3,054	0	$1,039,250

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)		$777,285		$(6,549)		$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—		(22,772)		—		(22,772)
Stock based compensation	—	—	3,303	—	—		3,303		—		3,303
Disposal of FF Ukraine	—	—	—	(6,549)	—		(6,549)		6,549		—
Purchase of Arbuz shares	—	—	—	5,457	—		5,457		3,640		9,097
Purchase of ReKassa shares	—	—	—	—	—		—		256		256
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(3,593)		(3,593)		—		(3,593)
Other comprehensive income	—	—	—	—	2,748		2,748		—		2,748
Net income/(loss)	—	—	—	280,317	—		280,317		(842)		279,475

At December 31, 2023	59,659,191	$59	$167,465	$903,517	$(34,845)		$1,036,196		$3,054		$1,039,250

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for its own account, market making activities, investment research, investment counseling, investment banking services, retail and commercial banking, insurance products, payment services information processing services and lifestyle services. The Company also owns several ancillary businesses which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and the Group also has a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX").
As of December 31, 2024, the Company owned, directly or indirectly, the following companies:

Name of subsidiary	Jurisdiction of Incorporation	Number of subsidiaries	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	3	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	—	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	2	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	—	Securities broker-dealer
Prime Executions, Inc. ("PrimeEx")	USA	—	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	—	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	—	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	2	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	—	Commercial bank
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	—	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	—	General insurance
Other Segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	3	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	—	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	—	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	5	Payment services
Aviata LLP ("Aviata")	Kazakhstan	—	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism")	Kazakhstan	—	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	3	Online retail trade and e-commerce
Comrun LLP ("ReKassa")	Kazakhstan	—	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	5	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	9	Holding company

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Advertising Ltd	Kazakhstan	—	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	—	Non-profit
FRHC Fractional SPC LTD	Kazakhstan	—	Issuance of debt securities
Freedom Holding Operations LLP	Kazakhstan	—	Human resources
Freedom Horizons LLP	Kazakhstan	—	Business consulting and services
CLUB T LLP ("CLUB T")	Kazakhstan	—	Restaurant and cafe operations
Freedom Finance Azerbaijan LLC	Azerbaijan	—	Financial educational center
Freedom Finance FZE.	UAE	—	Consulting
Freedom Management Ltd.	UAE	—	Consulting
Freedom Finance Turkey LLC	Turkey	—	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	—	IT development
Freedom Prime UK Limited ("Prime UK")	UK	—	Management consulting
Freedom Structured Products PLC	Cyprus	—	Financial services
FFIN Securities, Inc.	USA	—	Dormant
Freedom U.S. Market LLC	USA	2	Management company
LD Micro ("LD Micro")	USA	—	Event platform
Freedom US Technologies LLC	USA	—	Technology services
Total subsidiaries		57

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s 2024 Annual Report on Form 10-K. Note 2 to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K contains a summary of all of the Company’s significant accounting policies, except for the following amendments:
Non-Consolidation of Freedom Securities Trading Inc.

Freedom Securities Trading Inc. (formerly known as FFIN Brokerage Services, Inc.) ("FST Belize") is a company that is outside of the Group which has been solely owned by Mr. Turlov, our CEO and majority shareholder, since July 2014. The Company does not consolidate FST Belize under either of the primary consolidation methods - the variable interest entity (“VIE”) accounting method or the voting interest method ("VOE") because (i) FST Belize is not a VIE due to the fact it has

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
sufficient equity at risk to finance its activities without additional financial support and the control over its significant activities is held by its sole shareholder, Mr. Turlov, and (ii) Mr. Turlov has a controlling interest in FST Belize such that under the VOE model FRHC is not required to consolidate FST Belize. Other than Mr. Turlov, there are no other shareholders of FST Belize or parties with participating rights or the ability to remove Mr. Turlov from his ownership position in or to make all decisions in respect of FST Belize. While prior to the end of the Company's fiscal year ended March 31, 2024 we had an omnibus brokerage relationship with FST Belize, such relationship had been terminated as of March 31, 2024.

Deconsolidation of Freedom Finance Ukraine LLC

As at December 31, 2024, the Company owned a 9% interest in Freedom Finance Ukraine LLC ("Freedom UA"), a Kyiv, Ukraine-based broker-dealer. The remaining 91% interest in Freedom UA is controlled by Askar Tashtitov, the Company's president. The Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Through March 31, 2023, the Company had consolidated Freedom UA into the financial statements of the Company. On October 19, 2022, Freedom UA was added to the Ukrainian government's sanctioned entities list, resulting in suspension of its brokerage license. Following the uncertainty surrounding the situation in Ukraine and based on the Company's management's belief that the Company does not maintain effective control over Freedom UA, the Company deconsolidated Freedom UA since April 1, 2023 (the date of loss of control).

Concentration of Revenue

Revenue from one customer of the Group’s Brokerage segment represented the following amount of the Group’s consolidated revenues:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Single non-related party	$79,875	$86,286	$243,159	$191,242

Impairment of Goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information, which is regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.
The Company has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. Four major reporting units have been established: brokerage, banking, insurance, and other. The management team responsible for each business reviews financial information related to this reporting unit, including revenue, expenses, and market trends.
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

The Company discloses information about its reporting units, the carrying amounts of goodwill allocated to each reporting unit, and the recognized impairment losses. The allocation of goodwill to reporting units ensures a focused evaluation of each unit's financial performance and facilitates the identification of potential impairment, enhancing the transparency and reliability of the Company's financial reporting.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2024 and March 31, 2024, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $48,217 and $52,648, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If the fair value exceeds the carrying amount, no impairment is recorded.

The amount of goodwill at December 31, 2024 decreased compared to March 31, 2024 as a result of foreign currency translation difference. The effect was partially offset by goodwill increase due to the acquisition of a 100% interest in EliteCom LLP by Freedom Telecom Holding, which occurred after March 31, 2024. See Note 22 "Acquisitions of subsidiaries" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
The changes in the carrying amount of goodwill for three months ended December 31, 2024 and 2023, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2023	$2,677	$2,652	$980	$8,715	$15,024
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Foreign currency translation difference	(7)	96	—	—	89
Acquired	—	—	—	37,957	37,957
Balance as of December 31, 2023	$2,670	$2,748	$980	$45,840	$52,238

Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Forex	(157)	(14)	(155)	(5,541)	(5,867)
Acquired	—	—	—	1,436	1,436
Balance as of December 31, 2024	$2,531	$2,732	$885	$42,069	$48,217

Accumulated impairment
Balance as of March 31, 2023	$—	$—	$—	$832	$832
Impairment expense	—	—	—	—	—
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Balance as of December 31, 2023	$—	$—	$—	$—	$—

Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of December 31, 2024	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of December 31, 2023	$2,670	$2,748	$980	$45,840	$52,238
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Balance as of December 31, 2024	$2,531	$2,732	$885	$42,069	$48,217
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
In August 2023, the Financial Accounting Standards Board issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in ASU 2023-05 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact that ASU 2023-05 will have on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying that single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact that ASU No 2023-07 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is currently evaluating the impact that ASU No 2023-08 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
beginning after December 15, 2024. The Company is currently evaluating the impact that ASU No 2023-09 will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU No 2024-01 will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The Company is currently evaluating the impact that ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No 2024-03 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20). The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2024-04 will have on its consolidated financial statements and related disclosures.
NOTE 3 – CASH AND CASH EQUIVALENTS
As of December 31, 2024, and March 31, 2024, cash and cash equivalents consisted of the following:

	December 31, 2024	March 31, 2024

Short term deposits in commercial banks	$274,776	$127,051
Short term deposits in National Bank (Kazakhstan)	172,561	196,942
Securities purchased under reverse repurchase agreements	51,685	134,961
Petty cash in bank vault and on hand	42,777	22,613
Short term deposits on brokerage accounts	12,156	2,917
Short term deposits in stock exchanges	9,301	47,830
Short term deposits in National Bank (Tajikistan)	8,367	—
Overnight deposits	4,024	3,557
Cash in transit	2,208	9,633
Bank deposits	275	—
Short term deposits in the Central Depository (Kazakhstan)	152	42
Allowance for cash and cash equivalents	(342)	(462)
Total cash and cash equivalents	$577,940	$545,084

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of December 31, 2024, and March 31, 2024, total cash and cash equivalents included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on the KASE. The KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of December 31, 2024, and March 31, 2024 are presented below:

	December 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	13.88%	38,605	38,605
Corporate debt	8.04%	6,421	6,421
Non-US sovereign debt	4.17%	2,674	$2,674
Exchange Traded Notes	7.76%	2,551	2,551
US sovereign debt	3.25%	1,434	1,434
Total		$51,685	$51,685

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.57%	$96,647	$96,647
US sovereign debt	4.77%	16,885	16,885
Non-US sovereign debt	4.45%	12,468	12,468
Corporate debt	5.31%	8,961	8,961
Total		$134,961	$134,961
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of December 31, 2024 and March 31, 2024, was $51,963 and $133,380, respectively.
As of December 31, 2024 and March 31, 2024, securities purchased under reverse repurchase agreements included accrued interest in the amount of $18 and $106, with a weighted average maturity of 6 days and 3 days, respectively. All securities reverse repurchase agreement transactions were executed on the KASE.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 – RESTRICTED CASH
As of December 31, 2024, and March 31, 2024, restricted cash consisted of the following:

	December 31, 2024	March 31, 2024

Brokerage customers’ cash	$648,970	$366,260
Guaranty deposits	93,796	97,052
Restricted bank accounts	7,836	8,079
Due from banks	6,421	6,374
Deferred distribution payment	23	23
Allowance for restricted cash	(14,893)	(15,151)
Total restricted cash	$742,153	$462,637

As of December 31, 2024, and March 31, 2024, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of December 31, 2024, and March 31, 2024, trading and available-for-sale securities consisted of the following:

	December 31, 2024	March 31, 2024

Non-U.S. sovereign debt	$2,420,650	$2,409,126
Corporate debt	793,240	1,108,870
Corporate equity	118,823	126,103
U.S. sovereign debt	73,363	43,173
Exchange traded notes	9,441	1,348
Total trading securities	$3,415,517	$3,688,620

	December 31, 2024	March 31, 2024

Non-U.S. sovereign debt	$217,102	$27,016
Corporate debt	180,272	173,568
U.S. sovereign debt	21,240	16,037
Total available-for-sale securities, at fair value	$418,614	$216,621

The following tables present maturity analysis for available-for-sale securities as of December 31, 2024, and March 31, 2024:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	December 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	$62,783	$97,050	$35,294	$21,975	$217,102
Corporate debt	73,860	60,386	37,952	8,074	180,272
US sovereign debt	—	20,082	—	1,158	21,240
Total available-for-sale securities, at fair value	$136,643	$177,518	$73,246	$31,207	$418,614

	March 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$65,415	$44,374	$59,553	$4,226	$173,568
Non-US sovereign debt	7,839	7,310	5,797	6,070	27,016
US sovereign debt	—	5,059	9,753	1,225	16,037
Total available-for-sale securities, at fair value	$73,254	$56,743	$75,103	$11,521	$216,621

As of December 31, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading and available-for-sale securities – the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,609,589 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $544,675. As of March 31, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total trading securities and available-for-sale securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,420,855 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $727,440. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of the December 31, 2024 and March 31, 2024, the Group had $456 and $413 that was recognized as other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2024, and March 31, 2024:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of December 31, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	10.81%	$2,420,650	$1,528,011	$892,639	$—
Corporate debt	14.23%	793,240	473,308	319,074	858
Corporate equity		118,823	96,160	4,121	18,542
U.S. sovereign debt	4.35%	73,363	73,363	—	—
Exchange traded notes		9,441	7,050	2,391	—

Total trading securities		$3,415,517	$2,177,892	$1,218,225	$19,400

Non-U.S. sovereign debt	8.86%	$217,102	$106,305	$110,797	$—
Corporate debt	14.07%	180,272	91,601	88,671	—
U.S. sovereign debt	3.41%	21,240	21,240	—	—

Total available-for-sale securities, at fair value		$418,614	$219,146	$199,468	$—

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
The tables below present the valuation techniques and significant Level 3 inputs used in the valuation as of December 31, 2024, and March 31, 2024. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	$858	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	18,420	Discount rate	21.5%
			Estimated number of years	3 years
			Termination multiplier	20x
Corporate equity	DCF	122	Discount rate	58.8%
			Estimated number of years	9 years
Total		$19,400

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2024, and the year ended March 31, 2024:

Trading securities
Balance as of March 31, 2023	$5,138

Reclassification to Level 2	$(32)
Deconsolidation of Freedom UA securities	(3,927)
Sale of investments that use Level 3 inputs	(15,856)
Purchase of investments that use Level 3 inputs	35,807
Revaluation of investments that use Level 3 inputs	(132)
Reclassification to investment in associate	(556)
Balance as of March 31, 2024	$20,442

Reclassification to Level 3	—
Sale of investments that use Level 3 inputs	—
Purchase of investments that use Level 3 inputs	—
Revaluation of investments that use Level 3 inputs	(1,042)
Balance as of December 31, 2024	$19,400
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2024, and March 31, 2024:

	December 31, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized gain accumulated in other comprehensive (loss)/income	Assets measured at fair value	Maturity Date

Non-U.S. sovereign debt	$214,637	$(401)	$2,866	$217,102	2025-indefinite
Corporate debt	180,438	(55)	(111)	180,272	2025-2039
U.S. sovereign debt	21,950	—	(710)	21,240	2027-2044
Total available-for-sale securities, at fair value	$417,025	$(456)	2,045	$418,614

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2024
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value	Maturity Date

Corporate debt	$172,689	$(61)	$940	$173,568	2024-2039
Non-U.S. sovereign debt	29,121	(352)	(1,753)	27,016	2024-indefinite
U.S. sovereign debt	16,767	—	(730)	16,037	2027-2044
Total available-for-sale securities, at fair value	$218,577	$(413)	$(1,543)	$216,621
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of December 31, 2024, and March 31, 2024, consisted of:

	December 31, 2024	March 31, 2024

Margin lending receivables	$2,020,426	$1,635,377
Receivables from telecommunication services	6,749	—
Bank commissions receivable	6,229	11,574
Bond coupon receivable and dividends accrued	4,765	5,429
Receivables from brokerage clients	2,905	2,603
Other receivables	10,956	17,282

Allowance for receivables	(14,357)	(11,990)

Total margin lending, brokerage and other receivables, net	$2,037,673	$1,660,275

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

Collateral for margin lending receivables includes cash balances in clients' brokerage accounts and securities, adjusted for clients' off-balance sheet short positions. As of December 31, 2024, and March 31, 2024, the fair value of collateral held by the Group under margin loans was $4,478,894 and $2,824,498, respectively.

As of December 31, 2024, and March 31, 2024, the Company had three non-related party customers and one non-related party customer, respectively, whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $1,433,546 and $399,196, respectively. The collateral held from these non-related party customers was valued at $2,018,735 and $460,771 as of December 31, 2024, and March 31, 2024, respectively.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2024, and March 31, 2024, using historical and statistical data, the Group had allowances for brokerage receivables in the amounts of $14,357 and $11,990, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of December 31, 2024, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$809,608	January 2025 - December 2049	11.1%	$809,608	KZT
Uncollateralized bank customer loans	223,646	January 2025 - December 2044	27.7%	—	KZT
Collateralized bank customer loans	170,574	January 2025 - July 2043	16.0%	125,656	KZT
Car loans	164,251	January 2025 - April 2032	24.1%	163,375	KZT
Right of claim for purchased retail loans	135,242	January 2025 - February 2030	15.0%	135,242	KZT
Subordinated loan	6,163	December 2025	3.0%	—	USD
Other	1,372	January 2025 - September 2029	18.0%/16.5%	27	KZT

Allowance for loans issued	(56,597)

Total loans issued	$1,454,259
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

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Company has determined that the Group retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Company continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Condensed Consolidated Balance Sheets. This liability accrues 4% interest annually as described above. As of December 31, 2024 and March 31, 2024, the corresponding liability amounted to $472,867 and $521,885, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2024 and March 31, 2024, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $484,237 and $532,389, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Mr. Timur Turlov, to purchase uncollateralized retail loans from FFIN Credit. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot project, it is anticipated that FFIN Credit will be sold by Mr. Turlov to the Company. Freedom Bank KZ has legal ownership over the loans purchased from FFIN Credit. However, in accordance with U.S. GAAP, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit as right of claim for purchased retail loans on the Consolidated Balance Sheets within loans issued. As of December 31, 2024 and March 31, 2024, right of claims for purchased retail loans amounted to $135,242 and $146,152, respectively.

The total accrued interest for loans issued amounted to $11,874 as of December 31, 2024 and $8,327 as of March 31, 2024.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Loans “not credit impaired” under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as “with significant increase in credit risk” represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the sign of such classification is the presence of overdue debt on principal and interest for a period of more than 30 days or the absolute probability of default threshold (PD) exceeding 20%. Agreements classified as “credit impaired” represent loans for which at the reporting date any of the following conditions is met: (i) the individual borrower has been in default for 90 or more days or the borrowers being legal entities have been in default for 60 or more days, (ii) the borrower for the last 6 months (for individuals) and 12 months (for legal entities) restructured the contract due to the deterioration of the financial condition, (iii) the borrower is recognized as credit impaired, a sign of default or a sign of bankruptcy is present, (iv) the deterioration of the financial performance of the borrower, or (v) the presence of other information indicating the existence of a high credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of December 31, 2024. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Fiscal Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Mortgage loans	$228,661	$185,989	$364,422	$30,536	$—	$—	$—	$809,608
that are not credit impaired	228,546	184,058	362,030	29,928	—	—	—	804,562
with significant increase in credit risk	115	897	1,200	276	—	—	—	2,488
that are credit impaired	—	1,034	1,192	332	—	—	—	2,558
Car loans	2,778	123,984	37,489	—	—	—	—	164,251
that are not credit impaired	2,778	119,315	29,947	—	—	—	—	152,040
with significant increase in credit risk	—	1,271	569	—	—	—	—	1,840
that are credit impaired	—	3,398	6,973	—	—	—	—	10,371
Uncollateralized bank customer loans	77,127	126,817	19,702	—	—	—	—	223,646
that are not credit impaired	76,217	113,674	17,277	—	—	—	—	207,168
with significant increase in credit risk	488	4,098	666	—	—	—	—	5,252
that are credit impaired	422	9,045	1,759	—	—	—	—	11,226
Right of claim for purchased retail loans	92,412	40,147	2,667	16	—	—	—	135,242
that are not credit impaired	92,412	40,147	2,667	16	—	—	—	135,242
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	161,626	8,793	155	—	—	—	—	170,574
that are not credit impaired	161,591	8,627	155	—	—	—	—	170,373
with significant increase in credit risk	35	47	—	—	—	—	—	82
that are credit impaired	—	119	—	—	—	—	—	119
Subordinated loan	—	—	6,163	—	—	—	—	6,163
that are not credit impaired	—	—	6,163	—	—	—	—	6,163
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Other	—	1,193	129	50	—	—	—	1,372
that are not credit impaired	—	1,185	129	50	—	—	—	1,364
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	8	—	—	—	—	—	8
Total	$562,604	$486,923	$430,727	$30,602	$—	$—	$—	$1,510,856

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
Aging analysis of past due loans as of December 31, 2024 and March 31, 2024, is as follows:

	December 31, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$1,515	$973	$2,558	$804,562	$809,608
Car loans	1,151	689	10,371	152,040	164,251
Uncollateralized bank customer loans	2,802	2,450	11,226	207,168	223,646
Right of claim for purchased retail loans	—	—	—	135,242	135,242
Collateralized bank customer loans	50	32	119	170,373	170,574
Subordinated loan	—	—	—	6,163	6,163
Other	—	—	8	1,364	1,372
Total	$5,518	$4,144	$24,282	$1,476,912	$1,510,856

	March 31, 2024
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,133	$1,069	$1,419	$736,691	$741,312
Car loans	2,167	1,655	10,157	248,729	262,708
Uncollateralized bank customer loans	3,576	2,211	8,853	230,548	245,188
Right of claim for purchased retail loans	—	—	—	146,152	146,152
Collateralized bank customer loans	—	89	87	22,123	22,299
Subordinated loan	—	—	—	5,037	5,037
Other	—	—	9	2,629	2,638
Total	$7,876	$5,024	$20,525	$1,391,909	$1,425,334

The activity in the allowance for credit losses for the three months ended December 31, 2024 and 2023 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)
Charges	(6,258)	(28,099)	(3,437)	(4,086)	(9,335)	(22)	(51,237)
Recoveries	1,089	5,257	53	5,506	5,216	—	17,121
Write off	—	12,838	4	2,713	—	32	15,587
Forex	560	2,852	153	1,927	59	—	5,551
December 31, 2024	$(7,642)	$(26,788)	$(3,307)	$(8,202)	$(10,637)	$(21)	$(56,597)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(1,760)	(16,846)	(84)	(13,013)	(10,493)	(11,008)	(53,204)
Recoveries	1,782	9,826	58	7,096	15,617	—	34,379
Forex	17	16	1	17	87	—	138
December 31, 2023	$(2,731)	$(14,673)	$(60)	$(13,120)	$(5,082)	$(11,008)	$(46,674)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, and the United States.
The tax rates used for deferred tax assets and liabilities as of December 31, 2024, and March 31, 2024, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the nine months ended December 31, 2024, and 2023, the effective tax rate was equal to 15.5% and 15.5%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of December 31, 2024, and March 31, 2024, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	14.89%	$1,616,269	$12,477	$1,628,746
Corporate debt	14.90%	539,911	31,046	570,957
Total securities sold under repurchase agreements		$2,156,180	$43,523	$2,199,703

	March 31, 2024
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	13.78%	$1,545,080	$259,948	$1,805,028
Corporate debt	13.84%	923,752	14,644	938,396
US sovereign debt	3.06%	13,172	—	13,172
Total securities sold under repurchase agreements		$2,482,004	$274,592	$2,756,596
The fair value of collateral pledged under repurchase agreements as of December 31, 2024, and March 31, 2024, was $2,202,919 and $2,753,601, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of December 31, 2024 and March 31, 2024, securities repurchase agreement obligations included accrued interest in the amount of $5,456 and $11,684, with a weighted average maturity of 9 days and 12 days, respectively. All securities repurchase agreements transactions were executed through the KASE.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of December 31, 2024, and March 31, 2024, customer liabilities consisted of:

	December 31, 2024		March 31, 2024

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$1,554,503	0.05% - 18.1%	$1,221,072	0.04% - 17.3%
Total Interest bearing deposits	$1,554,503		$1,221,072

Non-interest-bearing deposits:
Brokerage customers	$1,804,039		$742,902
Current customer accounts	424,749		309,856
Total non-interest-bearing accounts	$2,228,788		$1,052,758

Total customer liabilities	$3,783,291		$2,273,830
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a periodic basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $38 for each customer. As at December 31, 2024, and March 31, 2024, respectively, the Group had total amounts in excess of insured bank term deposits of $630,771 and $600,972 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of December 31, 2024, and March 31, 2024, margin lending and trade payables of the Group comprised the following:

	December 31, 2024	March 31, 2024

Margin lending payables	$290,387	$839,454
Payables to suppliers of goods and services	13,081	10,525
Payables to brokers	5,623	157
Payables to merchants	5,256	13,475
Trade payable for securities purchased	425	485
Other	4,271	3,784
Total margin lending and trade payables	$319,043	$867,880
The fair value of collateral held by the Group under margin loans as of December 31, 2024, and March 31, 2024 was $1,660,840 and $2,400,361, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of December 31, 2024, and March 31, 2024, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	Principal Amount as of December 31, 2024	Principal Amount as of March 31, 2024	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2026	$201,535	$—	10.5%	September, 2024	September, 2026
Freedom SPC bonds due 2028	200,325	200,386	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	64,738	64,546	5.5%	October, 2021	October, 2026
Accrued interest	2,237	2,319
Total debt securities issued	$468,835	$267,251
As of December 31, 2024 the carrying value of the Group’s debt securities issued by Freedom SPC bonds due 2026 were $201,535 and $64,738 for September and October, respectively. The carrying value of Freedom SPC bonds due 2028 was $200,325. The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest is paid semi-annually in April and October.
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12% and for subsequent years the interest rate will be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years following the issue date at nominal value plus accrued interest. After two years following the issue date, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
During the quarter ended December 31, 2024, the Company issued additional bonds with the aggregate principal amount of $200,000 with an annual interest rate of 10.5% and maturity date in September 2026. Interest is paid on a quarterly basis.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no financial covenants to comply with under the terms of its debt securities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 13 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of December 31, 2024, and March 31, 2024, assets from the Group's insurance activity comprised the following:

	December 31, 2024	March 31, 2024
Assets:

Amounts due from policyholders	$10,333	$10,260
Amounts due from reinsured	4,064	2,274
Advances received from agent	3,745	3,231
Claims receivable from reinsurance	2,055	1,400
Allowance for estimated uncollectible reinsurance	(1,673)	(1,045)
Insurance and reinsurance receivables	18,524	16,120

Unearned premium reserve, reinsurers’ share	3,494	4,770
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	4,500	4,032

Total assets from insurance activity	$26,518	$24,922
As of December 31, 2024, and March 31, 2024, liabilities from the Group's insurance activity comprised the following:

	December 31, 2024	March 31, 2024
Liabilities:

Amounts payable to reinsured	$7,317	$2,771
Amounts payable to insurers	6,597	4,294
Amounts payable to agents and brokers	3,294	6,334
Insurance and reinsurance payables:	17,208	13,399

Unearned premium reserve	64,824	60,088
Reserves for claims and claims’ adjustment expenses	325,845	223,693

Total liabilities from insurance activity	$407,877	$297,180

As of December 31, 2024, and March 31, 2024, liabilities from insurance activity increased mainly due to the increase of reserves for claims and claims' adjustment expenses and the increase of unearned premium reserve as a result of the expansion of operations.

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
Receivables and Contract Balances
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the payment is received. Margin lending, brokerage and other receivables are disclosed in Note 6 "Margin Lending, Brokerage and Other Receivables, Net" in the notes to condensed consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of December 31, 2024 and March 31, 2024, the Group's contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of December 31, 2024 and March 31, 2024, contract liability balances were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three months and the nine months ended December 31, 2024, and December 31, 2023, fee and commission income comprised:

	Three months ended December 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$118,841	$—	$—		$118,841
Bank services	—	8,360	—		8,360
Commission income from payment processing	—	—	—	7,137	7,137
Underwriting and market-making services	1,549	—	—		1,549
Other fee and commission income	310	238	—	7,001	7,549
Total fee and commission income	$120,700	$8,598	$—	$14,138	$143,436

	Three months ended December 31, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage service	$99,813	$—	$—	$—	$99,813
Commission income from payment processing	—	—	—	8,977	8,977
Underwriting and market-making services	3,344	—	—	—	3,344
Bank services	—	1,331	—	—	1,331
Other fee and commission income	249	171	38	6,236	6,694
Total fee and commission income	$103,406	$1,502	$38	$15,213	$120,159

	Nine months ended December 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$319,386	$—	$—	$—	$319,386
Commission income from payment processing	—	—	—	21,670	21,670
Bank services	—	12,748	—	—	12,748
Underwriting and market-making services	7,465	—	—	—	7,465
Other fee and commission income	432	844	147	17,284	18,707
Total fee and commission income	$327,283	$13,592	$147	$38,954	$379,976

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$239,608	$—	$—	$—	$239,608
Commission income from payment processing	—	—	—	37,318	37,318
Bank services	—	23,480	—	—	23,480
Underwriting and market-making services	15,085	—	—	—	15,085
Other fee and commission income	359	714	82	13,919	15,074
Total fee and commission income	$255,052	$24,194	$82	$51,237	$330,565

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months and the nine months ended December 31, 2024, and December 31, 2023, net gain on trading securities was comprised of:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023

Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$74,551	$(14,442)
Net gain recognized during the period on trading securities sold during the period	15,013	9,353
Net gain/(loss) recognized during the period on trading securities	$89,564	$(5,089)

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023

Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$75,525	$16,222
Net gain recognized during the period on trading securities sold during the period	$30,254	$61,276
Net gain recognized during the period on trading securities	$105,779	$77,498

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE

Net interest income/expense for the three months ended December 31, 2024, and December 31, 2023 included the following:

	Three months ended December 31, 2024	Three months ended December 31, 2023
Interest income:
Interest income on trading securities	95,666	$112,860
Interest income on margin loans to customers	61,295	51,553
Interest income on loans to customers	51,089	49,529
Interest income on securities available-for-sale	11,027	7,478
Interest income on reverse repurchase agreements and amounts due from banks	5,611	5,025
Total interest income	$224,688	$226,445

Interest expense:
Interest expense on securities repurchase agreement obligations	$88,526	$110,778
Interest expense on customer accounts and deposits	27,288	15,653
Interest expense on debt securities issued	9,974	1,491
Interest expense on margin lending payable	4,818	3,211
Interest expense on loans received	530	36
Other interest expense	—	54
Total interest expense	$131,136	$131,223

Net interest income	$93,552	$95,222

Net interest income/expense for the nine months ended December 31, 2024, and December 31, 2023 includes:

	Nine months ended December 31, 2024	Nine months ended December 31, 2023
Interest income:
Interest income on trading securities	$307,786	$313,739
Interest income on margin loans to customers	153,279	111,306
Interest income on loans to customers	152,849	123,730
Interest income on securities available-for-sale	28,430	25,476
Interest income on reverse repurchase agreements and amounts due from banks	18,672	12,012
Other interest income	—	2,594
Total interest income	$661,016	$588,857

Interest expense:
Interest expense on securities repurchase agreement obligations	$267,049	$303,242
Interest expense on customer accounts and deposits	74,111	49,120
Interest expense on margin lending payable	35,357	9,671
Interest expense on debt securities issued	23,912	3,387
Interest expense on loans received	1,042	89
Other interest expense	48	141
Total interest expense	$401,519	$365,650

Net interest income	$259,497	$223,207

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 - NET GAIN/(LOSS) ON DERIVATIVES

	Three months ended December 31, 2024	Three months ended December 31, 2023

Net realized gain/(loss) on derivatives	$11,740	$(43,019)
Net unrealized gain on derivatives	149	451
Total net gain/(loss) on derivatives	$11,889	$(42,568)

	Nine months ended December 31, 2024	Nine months ended December 31, 2023

Net realized gain/(loss) on derivatives	$26,490	$(72,681)
Net unrealized gain on derivatives	4,201	886
Total net gain/(loss) on derivatives	$30,691	$(71,795)

NOTE 18 – RELATED PARTY TRANSACTIONS

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Related party transactions as of December 31, 2024 and March 31, 2024, consisted of the following:

	December 31, 2024		March 31, 2024
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$50	$577,940	$203	$545,084
Companies controlled by management	50		203
Restricted cash	$3,198	$742,153	$—	$462,637
Management	1,924		—
Companies controlled by management	1,234		—
Other	40		—
Trading securities	$1,128	$3,415,517	$1,326	$3,688,620
Companies controlled by management	1,128		1,326
Margin lending, brokerage and other receivables, net	$22,391	$2,037,673	$22,039	$1,660,275
Management	9,508		8,849
Companies controlled by management	12,883		13,190
Loans issued	$139,514	$1,454,259	$147,440	$1,381,715
Management	335		117
Companies controlled by management	139,179		147,323
Other assets, net	$16,294	$171,040	$5,257	$102,414
Companies controlled by management	16,294		5,257
LIABILITIES
Customer liabilities	$51,017	$3,783,291	$44,127	$2,273,830
Management	7,566		12,604
Companies controlled by management	42,330		31,253
Other	1,121		270
Other liabilities	$157	$132,007	$9,854	$81,560
Management	104		7,947
Companies controlled by management	52		1,907
Other	1		—

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$556	$143,436	$30,112	$120,159
Management	197		226
Companies controlled by management	357		29,878
Other	2		8
Interest income	$380	$224,688	$7,566	$226,445
Management	224		208
Companies controlled by management	156		7,358
Expense:
General and administrative expense	$7,892	$73,437	$1,502	$32,106
Management	34		226
Companies controlled by management	7,858		1,041
Other	—		235

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	2,259	379,976	66,029	330,565
Management	706		691
Companies controlled by management	1,545		65,322
Other	8		16
Interest income	1,023	661,016	22,650	588,857
Management	643		512
Companies controlled by management	380		22,137
Expense:
General and administrative expense	16,864	171,782	9,063	86,211
Management	311		397
Companies controlled by management	16,553		8,346
Other	—		320

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three and nine months ended December 31, 2023, the Group engaged in various related party transactions, a substantial amount of which were conducted with FST Belize, a Belize company which is wholly owned by the Company’s chief executive officer, chairman and majority shareholder, Mr. Timur Turlov, and is not part of the Group. During such periods, FST Belize had its own brokerage customers, which included individuals and a market-maker institution and conducted business with the Group through a client omnibus account at Freedom EU. The Group terminated these arrangements with FST Belize before the end of fiscal 2024, leading to a decrease in related party transactions during three and nine months ended December 31, 2024 as compared to the corresponding periods in 2023.
As of March 31, 2024, the Group's margin lending receivables from Fresh Start Trading Ltd, amounted to $12,890. Fresh Start Trading Ltd is a Cyprus-based company that was controlled by an individual who served on Freedom EU’s management until November 5, 2024. From November 5, 2024, Fresh Start Trading Ltd. is no longer controlled by a Company's related party. Fresh Start Trading Ltd was mainly involved in foreign currency trading activity. Margin lending receivables from Fresh Start Trading Ltd were mainly denominated in Euros, and they were fully collateralized by cash denominated in U.S. dollars.
During the three and nine months ended December 31, 2024, the Group incurred general and administrative expenses relating to the Kazakhstan Chess Federation in the amount of $3,401 and $9,753, respectively. Kazakhstan Chess Federation is a Kazakhstan-based company in which Mr. Timur Turlov holds a management position. The Group continues to support the development of chess as a sport in Kazakhstan. During the three and nine months ended December 31, 2024, the Group has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events.
As of December 31, 2024 and March 31, 2024, 18% and 7% respectively, of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securites LTD held by Freedom Bank KZ. Turlov Family Office Securities LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. As of March 31, 2024, 24% of the Group's total related party customer liabilities were deposits of Fresh Start Trading Ltd held by Freedom EU related to brokerage services provided by our subsidiary Freedom EU to Fresh Start Trading Ltd.
As of December 31, 2024 and March 31, 2024, 58% of the Group's total related party other assets were prepayment on the potential acquisition of A-Telecom as part of our strategy to enter the telecommunications market in Kazakhstan and build a digital fintech ecosystem.
As of December 31, 2024, and March 31, 2024, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov.
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended December 31, 2024, the Company awarded stock grants totaling 48,600 shares, 750 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
October 1, 2024	47,850
October 1, 2024 immediate stock awards	750
NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $13,417 during the three months ended December 31, 2024, and $1,039 during the three months ended December 31, 2023. As of December 31, 2024 there was $39,914 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 3.93 years. The compensation expense related to stock awards, which vested on the date of the award was $72 and $0 during the three months ended December 31, 2024 and December 31, 2023, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of shares awarded during the three months ended December 31, 2024, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
October 1, 2024	4.32	37.03%	3.51%
The table below summarizes the activity for the Company's stock awards during the nine months ended December 31, 2024:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2024	983,205	57,598
Granted	392,226	29,490
Vested	(192,345)	(10,006)
Forfeited/cancelled/expired	(16,245)	(794)
Outstanding, at December 31, 2024	1,166,841	76,288
NOTE 21 – LEASES
At December 31, 2024, the Group was party to a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2034. The Group's primary involvement with leases is in the capacity as a lessee where a Group company leases premises to support the Group's business.
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
The table below presents the lease related assets and liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of December 31, 2024:

	Classification on Balance Sheet	December 31, 2024	March 31, 2024
Assets
Operating lease assets	Right-of-use asset	$39,242	$36,324
Total lease assets		$39,242	$36,324

Liabilities
Operating lease liability	Lease liability	$40,401	$35,794
Total lease liability		$40,401	$35,794
The following table presents as of December 31, 2024, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2025	$4,874
2026	14,825
2027	13,217
2028	9,121
2029	3,986
Thereafter	4,267
Total payments	50,290
Less: amounts representing interest	(9,889)
Lease liability, net	$40,401
Weighted average remaining lease term (in months)	33
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of December 31, 2024 and December 31, 2023 was approximately $862 and $576, respectively. The Group's rent expense for office space was $2,365 and $6,858 for the three and nine months ended December 31, 2024 and $725 and $2,344 for the three and nine months ended December 31, 2023, respectively.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease ROU assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of SilkNetCom
On September 17, 2024, the Company completed the acquisition of SilkNetCom LLP by purchasing 100% of its participating interest. SilkNetCom LLP specializes in the field of provider services, IT and construction of telecommunications networks in private and public sectors.
The purpose of the acquisition of SilkNetCom LLP was to use the acquired assets and licenses to develop our telecommunications business.
As of September 17, 2024, the date of the acquisition of SilkNetCom LLP, the fair value of the net assets of SilkNetCom LLP was $23,672. The total purchase price was allocated as follows:

As of September 17, 2024

ASSETS
Cash and cash equivalents	54
Margin lending, brokerage and other receivables, net	7,417
Fixed assets, net	41,770
Other assets, net	270
TOTAL ASSETS	49,511

LIABILITIES
Margin lending and trade payables	3,519
Current income tax liability	5
Other liabilities	22,315
TOTAL LIABILITIES	25,839

Net assets acquired	23,672

Goodwill	208

Total purchase price	23,880
Acquisition of EliteCom
On October 17, 2024, the Company completed the acquisition of EliteCom LLP by purchasing 100% of its participating interest. EliteCom LLP provides telecommunications services, including Internet access, telephone services and cable television for individuals (B2C), provision of Internet access services for legal entities (B2B).
The purpose of the acquisition of EliteCom LLP was to use the acquired assets and licenses to develop our telecommunications business.
As of October 17, 2024, the date of the acquisition of EliteCom LLP, the fair value of the net assets of EliteCom LLP was $1,721. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of October 17, 2024

ASSETS
Cash and cash equivalents	38
Margin lending, brokerage and other receivables, net	84
Fixed assets, net	1,890
Intangible assets	674
Other assets, net	84
TOTAL ASSETS	2,770

LIABILITIES
Margin lending and trade payables	24
Current income tax liability	30
Other liabilities	995
TOTAL LIABILITIES	1,049

Net assets acquired	1,721

Goodwill	1,298

Total purchase price	3,019

NOTE 23 – COMMITMENTS AND CONTINGENT LIABILITIES
Legal, regulatory and governmental matters
The Group is involved in various claims and legal proceedings that arise in the normal course of business. The Company recognizes a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, the Company does not record a liability but discloses the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. Legal fees are recorded as expenses when incurred. While the Company does not anticipate that the resolution of any current claims or proceedings will significantly impact its financial position, an adverse outcome in some or all of these cases could materially affect the Company's results of operations or cash flows for specific periods. This assessment is based on the Company's current understanding of relevant facts and circumstances, and the Company's perspective on these matters may evolve with future developments.
The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2024 and March 31, 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized. Total lending related commitments outstanding as of December 31, 2024, and March 31, 2024, were as follows:

	As of December 31, 2024	As of March 31, 2024

Unused commitments under lines of credits and guarantees	$176,090	$207,519
Bank guarantees	14,608	9,012
Total	$190,698	$216,531

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

	Three months ended December 31, 2024
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$120,700	$8,598	$—	$14,138	$143,436
Net gain/(loss) on trading securities	20,905	66,773	3,319	(1,433)	89,564
Interest income	72,828	135,222	15,378	1,260	224,688
Insurance underwriting income	—	—	177,472	—	177,472
Net (loss)/gain on foreign exchange operations	(2,621)	(14,621)	2,301	18,886	3,945
Net gain on derivatives	1,078	10,770	—	41	11,889
Other income/(expense), net	441	(372)	(639)	4,766	4,196
TOTAL REVENUE, NET	213,331	206,370	197,831	37,658	655,190

Fee and commission expense	11,583	4,099	74,840	3,405	93,927
Interest expense	15,774	101,864	2,963	10,535	131,136
Insurance claims incurred, net of reinsurance	—	—	104,511	—	104,511
Payroll and bonuses	26,368	16,916	9,650	24,461	77,395
Professional services	1,635	412	595	8,313	10,955
Stock compensation expense	8,328	2,174	1,549	1,366	13,417
Advertising expense	14,803	1,239	77	5,353	21,472
General and administrative expense	10,048	11,237	4,374	47,778	73,437
Provision for allowance expected credit losses	1,391	27,754	1,103	364	30,612
TOTAL EXPENSE	89,930	165,695	199,662	101,575	556,862

INCOME BEFORE INCOME TAX	$123,401	$40,675	$(1,831)	$(63,917)	$98,328

Income tax (expense)/benefit	(21,105)	(6,223)	(3,360)	10,497	(20,191)

NET INCOME/ (LOSS)	$102,296	$34,452	$(5,191)	$(53,420)	$78,137

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2024
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$327,283	$13,592	$147	$38,954	$379,976
Net gain/(loss) on trading securities	31,874	69,616	7,053	(2,764)	105,779
Interest income	188,465	423,271	45,342	3,938	661,016
Insurance underwriting income	—	—	467,224	—	467,224
Net gain/(loss) on foreign exchange operations	9,722	(35,882)	3,696	40,977	18,513
Net gain on derivative	2,409	28,241	—	41	30,691
Other income/(expense), net	3,291	243	(193)	20,265	23,606
TOTAL REVENUE, NET	563,044	499,081	523,269	101,411	1,686,805

Fee and commission expense	25,224	9,950	213,888	15,849	264,911
Interest expense	69,067	298,205	8,796	25,451	401,519
Insurance claims incurred, net of reinsurance	—	—	218,504	—	218,504
Payroll and bonuses	67,534	46,757	24,266	62,572	201,129
Professional services	5,891	576	1,302	18,699	26,468
Stock compensation expense	19,925	6,305	4,353	5,505	36,088
Advertising expense	41,449	3,132	541	13,600	58,722
General and administrative expense	28,956	36,101	17,173	89,552	171,782
Provision/(Recovery of) for allowance for expected credit losses	1,484	36,775	1,500	(490)	39,269
TOTAL EXPENSE	259,530	437,801	490,323	230,738	1,418,392

INCOME BEFORE INCOME TAX	$303,514	$61,280	$32,946	$(129,327)	$268,413

Income tax (expense)/benefit	(45,940)	(9,641)	(9,544)	23,596	(41,529)

NET INCOME	$257,574	$51,639	$23,402	$(105,731)	$226,884

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$103,406	$1,502	$38	$15,213	$120,159
Net (loss)/gain on trading securities	(722)	(5,630)	329	934	(5,089)
Interest income	66,169	144,070	14,700	1,506	226,445
Insurance underwriting income	—	—	79,017	—	79,017
Net (loss)/gain on foreign exchange operations	(3,388)	41,648	27	538	38,825
Net loss on derivative	(1,257)	(41,311)	—	—	(42,568)
Other income/(expense), net	1,049	42	1,827	(1,073)	1,845
TOTAL REVENUE, NET	165,257	140,321	95,938	17,118	418,634

Fee and commission expense	6,482	3,851	29,328	3,157	42,818
Interest expense	19,718	102,753	6,925	1,827	131,223
Insurance claims incurred, net of reinsurance	—	—	40,989	—	40,989
Payroll and bonuses	23,607	6,472	4,538	10,466	45,083
Professional services	1,424	102	227	4,464	6,217
Stock compensation expense	693	48	29	269	1,039
Advertising expense	7,274	1,078	230	2,484	11,066
General and administrative expense	9,962	7,159	1,166	13,819	32,106
Provision/(Recovery of) for allowance for expected credit losses	4,200	(7,547)	(633)	454	(3,526)
TOTAL EXPENSE	73,360	113,916	82,799	36,940	307,015

INCOME BEFORE INCOME TAX	$91,897	$26,405	$13,139	$(19,822)	$111,619

Income tax expense	(9,603)	—	(8)	(5,933)	(15,544)

NET INCOME	$82,294	$26,405	$13,131	$(25,755)	$96,075

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$255,052	$24,194	$82	$51,237	$330,565
Net gain/(loss) on trading securities	25,555	39,360	13,146	(563)	77,498
Interest income	158,284	376,464	49,399	4,710	588,857
Insurance underwriting income	—	—	181,882	—	181,882
Net gain/(loss) on foreign exchange operations	1,732	54,098	(641)	(759)	54,430
Net (loss)/gain on derivative	(960)	(71,406)	—	571	(71,795)
Other income, net	2,913	14	3,042	3,019	8,988
TOTAL REVENUE, NET	442,576	422,724	246,910	58,215	1,170,425

Fee and commission expense	18,782	12,972	65,182	6,180	103,116
Interest expense	69,271	265,163	25,386	5,830	365,650
Insurance claims incurred, net of reinsurance	—	—	96,491	—	96,491
Payroll and bonuses	49,797	28,987	11,433	26,494	116,711
Professional services	5,376	392	401	18,624	24,793
Stock compensation expense	2,141	162	97	903	3,303
Advertising expense	18,130	3,834	611	5,230	27,805
General and administrative expense	31,688	20,332	3,738	30,453	86,211
Provision for allowance for expected credit losses	3,568	9,206	679	2,009	15,462
TOTAL EXPENSE	198,753	341,048	204,018	95,723	839,542

INCOME BEFORE INCOME TAX	$243,823	$81,676	$42,892	$(37,508)	$330,883

Income tax (expense)/benefit	(20,074)	—	22	(31,356)	(51,408)

NET INCOME	$223,749	$81,676	$42,914	$(68,864)	$279,475

The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	December 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$3,232,400	$4,863,748	$664,321	$374,576	$9,135,045
Total liabilities	2,443,186	4,314,126	512,685	602,303	7,872,300

Net assets	$789,214	$549,622	$151,636	$(227,727)	$1,262,745

	March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Total assets	$2,586,803	$4,939,626	$529,517	$245,984	$8,301,930
Total liabilities	1,973,887	4,389,745	402,865	368,475	7,134,972

Net assets	$612,916	$549,881	$126,652	$(122,491)	$1,166,958

FRHC’s chief operating decision maker (CODM) is Chief Executive Officer, Chief Financial Officer and President, which, acting collectively, manages the Company, including allocating resources and measuring performance. Company’s CODM uses both GAAP total revenue and net income in assessing each segment’s performance and determining how to allocate resources among segments.
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
Banking
Companies in the Banking segment generate banking service fees and interest income by providing services that include lending, deposit services, payment card services, money transfers, correspondent accounts, supporting both individual and corporate clients with innovative digital financial solutions. To ensure a seamless experience, the Banking segment provides user-friendly banking application that offers convenience and flexibility. Companies in the Banking segment also conduct proprietary securities trading activities.
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
Freedom Life and Freedom Insurance are required to notify and coordinate with the ARDFM any proposals to declare or pay a dividend. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary’s realized retained earnings and dividends can only be paid to the extent they will not cause a breach of the minimum solvency and capital requirements of the relevant subsidiary. As of December 31, 2024 and March 31, 2024, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance companies Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, the Company's subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of December 31, 2024 and March 31, 2024, the Company, through its subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan, (vi) in Kyrgyzstan issued by the Service for Regulation and Supervision of the Financial Market under the Ministry of Economy and Commerce of the Kyrgyz Republic (the "SRFM"); (b) a banking license for foreign currency operations in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); and (d) special registration as a payment service provider in Kazakhstan with the National Bank of the Republic of Kazakhstan, and licenses in Uzbekistan and Kyrgyzstan for payments services from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of December 31, 2024 for each of the regulated entities that is material for our condensed consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Bank KZ	Banking	$393,276	$180,929	$212,347	$280,519
Freedom EU	Brokerage	269,087	10,971	258,116	443,939
Freedom Global	Brokerage	66,620	23,010	43,610	107,948
Freedom KZ	Brokerage	57,264	352	56,912	135,272
Freedom Life	Life Insurance	48,936	10,546	38,390	70,586
Freedom Insurance	Property and Casualty Insurance	41,057	10,546	30,511	39,807
Freedom AR	Brokerage	34,680	759	33,921	35,440
Other regulated operating subsidiaries	Other	13,782	249	13,533	(21,923)
		$924,702	$237,362	$687,340	$1,091,588

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

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Bank KZ	Banking	$329,738	$196,594	$133,144	$193,376
Freedom EU	Brokerage	269,424	10,868	258,556	319,484
Freedom KZ	Brokerage	107,064	413	106,651	122,416
Freedom Life	Life Insurance	50,757	12,395	38,362	57,085
Freedom Insurance	Property and Casualty Insurance	30,011	12,395	17,616	19,773
Freedom Global	Brokerage	16,428	12,352	4,076	117,468
Freedom AR	Brokerage	7,317	763	6,554	6,447
Other regulated operating subsidiaries	Other	8,533	155	8,378	(11,665)
		$819,272	$245,935	$573,337	$824,384

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
Special Note About Forward-Looking Information
All statements other than statements of historical fact included herein, any documents incorporated herein by reference, or any related discussions in this quarterly report on Form 10-Q, if any, including without limitation, statements regarding business strategy, credit rating, impact of new accounting pronouncements, expected capital expenditures and plans to finance such capital expenditure in the telecommunications business, treasury policy, expected outcome of litigation, aims, goals, and plans and objectives, and other than non-historical statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “ would,” and other similar expressions and their negatives.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control, which could cause actual results to differ materially from the those implied by the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
OVERVIEW

Our Business

Freedom Holding Corp. ("FRHC"), incorporated under the laws of the State of Nevada, combines cutting-edge financial services with an array of lifestyle solutions. Through our subsidiaries, we provide a diverse range of offerings, including securities brokerage, market making, investment research, financial advisory, investment banking, retail and commercial banking, insurance products, payment solutions, and data processing services. We also own several ancillary businesses intended to complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.

We own and operate lifestyle-focused platforms such as the e-commerce solution, the premier online travel booking service and the go-to platform for entertainment and event management. These services, alongside our core financial businesses, provide convenience and value for our clients, making FRHC more than a financial services provider but also a lifestyle enabler.

From the very beginning, our mission has been to democratize access to international capital markets for retail and institutional clients alike. Today, we are improving the financial industry by creating an integrated digital fintech ecosystem designed to meet the evolving demands of a global customer base. Our strategy centers on providing a seamless, user-friendly experience by combining innovative technologies with a comprehensive suite of services accessible through a single, unified platform. Our ambition is to set the gold standard for digital customer experiences, leveraging advanced technologies to deliver customized solutions that make managing finances and accessing global markets simpler, faster, and more intuitive. By fostering innovation and pushing boundaries, we aim to remain at the forefront of the industry.

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and we also have a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of December 31, 2024, we had 7,761 employees and 204 offices (of which 51 offered brokerage services, 56 offered insurance services, 29 offered banking services and 68 offered other financial and non-financial services).

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
Our Brokerage segment primarily focuses on retail brokerage and investment banking. Our Banking segment encompasses lending, deposit services, payment card services, money transfers, and correspondent accounts, supporting both individual and corporate clients with innovative digital financial solutions. Our Insurance segment offers life and general insurance services. Our Other segment includes payment processing services, e-commerce, online ticket sales, and new business areas including telecommunications and media services. We also engage in proprietary securities trading activities through each of our four segments.
The expansion of our retail clients’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have observed a significant increase in retail clients’ activity across these key markets, which has been instrumental in scaling our business. Below is the table with number of our customer for our key segments:

	Number of clients as of December 31, 2024	Number of clients as of March 31, 2024
Banking	1,407,000	904,000
Insurance	972,000	534,000
Brokerage	618,000	530,000
Other	245,000	119,000
Brokerage Segment
As of December 31, 2024, in our Brokerage business segment we had 51 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Cyprus, Armenia, United States, Uzbekistan, and Kyrgyzstan and representative offices in a number of other European countries. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business consists of investment banking professionals in Kazakhstan, Uzbekistan, and the United States who provide strategic advisory services and capital markets products.
Freedom KZ and Freedom Global are professional participants on the KASE and the AIX. Foreign Enterprise LLC Freedom Finance ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE").
Freedom EU oversees our European region operations (including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, the Netherlands, Poland, Lithuania, Spain, and the United Kingdom). In Cyprus, it is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Freedom EU serves as a hub for the Group's brokerage operations, providing transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe.
PrimeEx is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, FINRA and the Securities Investor Protection Corp ("SIPC"). PrimeEx conducts investment banking and equity capital markets business under the name Freedom Capital Markets ("FCM").
As of December 31, 2024, we had 1,749 employees in our Brokerage segment, including 1,478 full-time employees and 271 part-time employees.
Banking Segment

Our Banking segment consists of the operations of Freedom Bank KZ, which is a pioneer in digital retail and commercial banking services in Kazakhstan, offering a large variety of deposit, debit and credit cards allowing its customers to make purchases around the world in multiple different currencies, pay in installments or on credit, save their funds, manage their investment accounts, or get an increased cashback that may be transferred to the International Fund for the Salvation of the Aral Sea. Freedom Bank KZ provides digital mortgages, digital car loans, digital business loans, and payment acquiring services for individual entrepreneurs. On October 15, 2024, we obtained a banking license in Tajikistan.
As of December 31, 2024, Freedom Bank KZ's assets decreased by 2%, its loan portfolio increased by 5%, its deposit portfolio increased by 27%, its trading portfolio decreased by 9%, in each case in comparison with March 31, 2024. The increase in the loan and deposit portfolios reflects continued customer demand and growth in our banking services, while the decline in trading portfolio aligns with our strategic focus on core banking operations. During the three months ended December 31, 2024, the banking segment continued to exhibit growth. In particular, net gain on trading securities increased in comparison to the three months ended December 31, 2023, reflecting favorable market conditions and improved trading strategies.
We have 29 office locations in Kazakhstan and Tajikistan that provide banking services to our customers. As of December 31, 2024, we had 2,825 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of December 31, 2024, Freedom Life had 973,827 active contracts, as compared to 616,301 active contracts as of March 31, 2024. As of December 31, 2024, Freedom Life had total assets of approximately $510.1 million and total liabilities of approximately $417.4 million, as compared to total assets of approximately $371.5 million and total liabilities of approximately $290.0 million as of March 31, 2024.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of December 31, 2024, Freedom Insurance had 567,931 active contracts, as compared to 190,872 active contracts as of March 31, 2024. As of December 31, 2024, Freedom Insurance had total assets of approximately $154.3 million and total liabilities of approximately $95.3 million, as compared to total assets of approximately $158.0 million and total liabilities of approximately $112.8 million as of March 31, 2024.
As of December 31, 2024, we had 56 offices and 994 employees, including 955 full-time employees and 39 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of December 31, 2024, in our Other segment we had 68 offices and 2,679 employees, including 2,503 full-time employees and 134 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have recently established subsidiaries in Kazakhstan to operate a telecommunications business and a media business, each of which is in the developmental stage. The revenue of this segment is currently mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
Digital Fintech Ecosystem and Product Expansion
Operating under the "Freedom" brand, our comprehensive suite of digital products and services enables our customers to engage in electronic trading and to monitor their accounts. Our flagship online trading platform Tradernet is designed for a wide range of investors featuring a comprehensive and user-friendly interface and secure infrastructure. The platform allows users to trade a diverse array of financial instruments, including stocks, options, and ETFs from major global exchanges such as the KASE, AIX, NYSE, Nasdaq, ATHEX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse.

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

In April 2024, Freedom Bank KZ launched its mobile application, SuperApp, marking a significant milestone in the Kazakhstan financial technology sector. This innovative app consolidates all essential financial services into one platform, offering clients a seamless and convenient way to manage their finances. With SuperApp, clients can easily check their account balances, review transaction histories, make transfers and payments, open and manage deposits, obtain and repay loans, get access to investment, insurance, lifestyle and other products and services. The app also provides real-time portfolio monitoring, along with access to analytical reports and recommendations, empowering users to make well-informed investment decisions. SuperApp's payment services enable users to pay utility and internet bills, mobile phone charges, and other expenses effortlessly. SuperApp not only enhances the user experience but also aligns with our strategic goals. Customer satisfaction is improved through easy access to all banking and investment services in a single app, coupled with an intuitive interface and personalized recommendations.

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
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, mobile virtual network operator (MVNO) services, WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC. Pursuing further development of our telecom business, on September 17, 2024 we completed the acquisition of a 100% interest in SilkNetCom LLP for a purchase price of approximately $23.9 million and on October 17, 2024 we completed the acquisition of a 100% interest in EliteCom LLP for a purchase price of approximately $3.0 million.SilkNetCom LLP is a company specializing in provider services, IT and construction of telecommunications networks in private and public sectors. EliteCom LLP specializes in telecommunications services, including Internet access, telephone services and cable television for individuals (B2C), provision of Internet access services for legal entities (B2B). See Note 22 "Acquisitions of subsidiaries" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. During fiscal 2024, we established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom that is intended to become a national media platform in Kazakhstan offering tailored streaming services to the Kazakhstan and broader Central Asia markets. This platform is expected to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres.
Credit Ratings
On December 12, 2024, S&P Global Ratings affirmed the long-term credit rating of Freedom Holding Corp. at the "B-" level and upgraded the long-term credit ratings of Freedom KZ, Freedom EU, Freedom Global and Freedom Bank KZ from "B" to "B+" level. The short-term credit ratings of Freedom KZ, Freedom EU, Freedom Global and Freedom Bank KZ have been affirmed at "B" level. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were increased from "kzBBВ-" to "kzBBВ". The stable outlooks on Freedom Holding Corp. and its core operating subsidiaries Freedom KZ, Freedom EU, Freedom Global and Freedom Bank KZ reflect S&P's expectations of stable business and financial profiles over the next 12 months, benefiting from reduced economic and industry risks and enhanced regulatory oversight in Kazakhstan. S&P also factor in the group's ongoing measures to strengthen its risk management and compliance, and planned moderation of growth rates, which should support capitalization.

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
FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended December 31, 2024 are as follows:

We had total revenues, net of $655.2 million for the three months ended December 31, 2024, as compared to $418.6 million for the three months ended December 31, 2023. The increase between the two quarters was primarily attributable to the following:

•Our insurance underwriting income for the three months ended December 31, 2024 was $177.5 million, an increase of $98.5 million or 125%, compared to the three months ended December 31, 2023. The increase was driven by the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters.

•We had a net gain on trading securities of $89.6 million for the three months ended December 31, 2024, as compared to a net loss on trading securities of $5.1 million for the three months ended December 31, 2023. The majority of the net gain for the three months ended December 31, 2024 was attributable to the increase in the market prices of Kazakhstan sovereign bonds held in our proprietary portfolio during the quarter.

•Our fee and commission income for the three months ended December 31, 2024 was $143.4 million, an increase of $23.3 million, or 19%, compared to the three months ended December 31, 2023. The increase was mainly attributable to an increase in fee and commission income from brokerage services and banking services.

•We had a net gain on derivatives for the three months ended December 31, 2024 in the amount of $11.9 million, an increase of $54.5 million, or 128%, compared to the three months ended December 31, 2023. The gain for the three months ended June 30, 2024 was due to revaluation of currency swaps.

We had total expense of $556.9 million, for the three months ended December 31, 2024, as compared to $307.0 million for the three months ended December 31, 2023. The increase was mainly attributable to increases in fee and commission expense, insurance claims incurred (net of reinsurance), payroll and bonuses, general and administrative expense, advertising expense and stock based compensation expense.

We had net income of $78.1 million for the three months ended December 31, 2024, as compared to $96.1 million for the three months ended December 31, 2023. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $102.3 million, net income of $34.5 million and net loss of $5.2 million and net loss of $53.4 million, respectively, to our total net income for the three months ended December 31, 2024.

Our total assets increased to $9.1 billion as of December 31, 2024 from $8.3 billion as of March 31, 2024.

We had approximately 618,000 total retail brokerage customers as of December 31, 2024 as compared to approximately 530,000 as of March 31, 2024. We had approximately 1,407,000 banking customers at our Freedom Bank KZ subsidiary as of December 31, 2024 as compared to approximately 904,000 as of March 31, 2024.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended December 31, 2024 and 2023
The following comparison of our financial results for the three-month periods ended December 31, 2024 and 2023 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended December 31, 2024		Three months ended December 31, 2023		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$143,436	21.9%	$120,159	28.7%	$23,277	19%
Net gain on trading securities	89,564	13.7%	(5,089)	(1.2)%	94,653	(1,860)%
Interest income	224,688	34.3%	226,445	54.1%	(1,757)	(1)%
Insurance underwriting income	177,472	27.1%	79,017	18.9%	98,455	125%
Net gain on foreign exchange operations	3,945	0.6%	38,825	9.3%	(34,880)	(90)%
Net gain/(loss) on derivatives	11,889	1.8%	(42,568)	(10.2)%	54,457	(128)%
Other income	4,196	0.6%	1,845	0.4%	2,351	127%
Total revenue, net	$655,190	100%	$418,634	100%	$236,556	57%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage services	$118,841	$99,813	$19,028	19%
Commission income from payment processing	7,137	8,977	(1,840)	(20)%
Banking services	8,360	1,331	7,029	528%
Underwriting and market-making services	1,549	3,344	(1,795)	(54)%
Other fee and commission income	7,549	6,694	855	13%
Total fee and commission income	$143,436	$120,159	$23,277	19%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended December 31,
	2024	2023
	(as a % of total fee and commission income)
Brokerage services	83%	83%
Commission income from payment processing	5%	7%
Banking services	6%	1%
Underwriting and market-making services	1%	3%
Other fee and commission income	5%	6%
Total fee and commission income	100%	100%
For the three months ended December 31, 2024, total fee and commission income was $143.4 million, an increase of $23.3 million, or 19%, as compared to fee and commission income of $120.2 million for the three months ended December 31, 2023.

Fee and commission income from brokerage services for the three months ended December 31, 2024 was $118.8 million, representing a 19% increase as compared to $99.8 million for the three months ended December 31, 2023. This increase was primarily due to an increase in the number of retail brokerage customers from 458,000 as of December 31, 2023 to 618,000 as of December 31, 2024. The increase in the number of customers was attributable in part to the migration of customers from our affiliate FST Belize to brokerage companies within our Group between the two quarters. The increase was offset in part by a decrease in fee and commission income from brokerage services generated from FST Belize between the two quarters, as our omnibus brokerage account arrangement with FST Belize was wound down and customers of FST Belize closed their accounts at FST Belize and opened accounts with brokerage companies within our Group. During the three months ended December 31, 2024, we earned fee and commission income from a market maker customer at our Freedom Global subsidiary in an amount of $77.4 million, representing 54% of our total fee and commission income for that quarter.

Fee and commission income from payment processing decreased to $7.1 million for the three months ended December 31, 2024 from $9.0 million for the three months ended December 31, 2023. The decrease is attributable to a decrease in transaction volumes between the two quarters, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed a substantial transaction volume.

Fee and commission income from banking services increased to $8.4 million in the three months ended December 31, 2024 from $1.3 million in the three months ended December 31, 2023. The increase in fee and commission income from banking services between the two quarters was primarily due to increase in commissions generated on transfer and payment processing, which was a result of an increase in the volume of transfer and payment processing transactions and an increase of cash operations income, by attracting new clients.

Fee and commission income from underwriting and market-making activities decreased by 54% to $1.5 million for the three months ended December 31, 2024 from $3.3 million for the three months ended December 30, 2023, driven by a lower volume of underwriting transactions for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.

Net gain on trading securities
We had a net gain on trading securities of $89.6 million for the three months ended December 31, 2024, an increase of $94.7 million as compared to a net loss of $5.1 million for the three months ended December 31, 2023. The following table sets forth information regarding our net gains on trading activities during the three months ended December 31, 2024 and 2023:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Three months ended December 31, 2024	$15,013	$74,551	$89,564
Three months ended December 31, 2023	$9,353	$(14,442)	$(5,089)
During the three months ended December 31, 2024, we had a realized gain on trading securities of $15.0 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended December 31, 2024. Also, we recognized an unrealized net gain of $74.6 million during the same period due to an increase in the value of securities positions we held as of December 31, 2024. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.
During the three months ended December 31, 2023, we had a realized gain on trading securities of $9.4 million, which is mainly attributable to debt securities of the Kazakhstan Sustainability Fund JSC sold during the three months ended December 31, 2023. We had an unrealized net loss in amount of $14.4 million in the three months ended December 31, 2023 due to securities positions we continued to hold at December 31, 2023. The majority of the unrealized net loss arose from the securities of Kazakhstan Sustainability Fund JSC, primarily as a consequence of price declines.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Interest income on trading securities	$95,666	$112,860	$(17,194)	(15)%
Interest income on margin loans to customers	61,295	51,553	9,742	19%
Interest income on loans to customers	51,089	49,529	1,560	3%
Interest income on securities available-for-sale	11,027	7,478	3,549	47%
Interest income on reverse repurchase agreements and amounts due from banks	5,611	5,025	586	12%
Total interest income	$224,688	$226,445	$(1,757)	(1)%

	Three months ended December 31,
	2024	2023
	(as a % of total interest income)
Interest income on trading securities	43%	50%
Interest income on loans to customers	23%	22%
Interest income on margin loans to customers	27%	23%
Interest income on securities available-for-sale	5%	3%
Interest income on reverse repurchase agreements and amounts due from banks	2%	2%
Total interest income	100%	100%

For the three months ended December 31, 2024, we had interest income of $224.7 million, representing a decrease of $1.8 million, or 1%, compared to the three months ended December 31, 2023. The increase in interest income was primarily attributable to the increase of the income from margin loans to customers by $9.7 million, or 19% due to an increase in the usage of margin loans for trades by our clients between the two periods, partially offset by the decrease in interest income on trading securities by $17.2 million, or 15%, as a result of a decrease in the total size of our trading portfolio and a decrease in the amount of bonds we held as a percentage of our total trading portfolio between the two periods.
Additionally, the interest income on securities available-for-sale increased by $3.5 million, or 47%, compared to the three months ended December 31, 2023. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$3,331,297	$3,468,932
Loans issued	1,363,371	1,314,966
Margin lending, brokerage and other receivables, net	2,485,961	1,084,052
Available for sale securities, at fair value	395,396	205,955
	Average yields

Trading securities	12.0%	13.7%
Loans issued	15.9%	15.9%
Margin lending, brokerage and other receivables, net	10.2%	11.3%
Available- for- sale securities, at fair value	11.6%	15.3%
	Interest income

Interest income on trading securities	$95,666	$112,860
Interest income on loans to customers	51,089	49,529
Interest income on margin loans to customers	61,295	29,483
Interest income on available- for- sale securities	11,027	7,478
Other interest income	5,611	5,025
Total interest income	$224,688	$204,375

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of December 31, 2024 and 2023, the monthly average balance of off-balance sheet arrangements were and $788.2 million, respectively, and the weighted average interest rate was 0.0%, and 11.7%, respectively.

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

	Three months ended December 31,
	2024 vs 2023
	Increase/ (decrease) due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(12,983)	$(4,211)	$(17,194)
Interest income on loans to customers	(269)	1,829	1,560
Interest income on margin loans to customers	(2,575)	34,387	31,812
Interest income on available-for-sale securities	(1,264)	4,812	3,549
Other interest income	—	—	586
Total interest income	$(17,091)	$36,817	$20,313
Net gain on foreign exchange operations
For the three months ended December 31, 2024, we realized a net gain on foreign exchange operations of $3.9 million compared to a net gain of $38.8 million for the three months ended December 31, 2023. The net gain for the three months ended December 31, 2024, is primarily attributable to a $23.2 million gain from foreign currency transactions, partially offset by a $19.2 million translation loss. The decrease compared to the prior-year period was mainly driven by a 9.1% depreciation of the Kazakhstan tenge against the U.S. dollar, which led to increased foreign exchange currency losses for our subsidiaries operating in Kazakhstan.
Net gain on derivatives
For the three months ended December 31, 2024, we had net gain on derivatives of $11.9 million compared to a net loss of $42.6 million for the three months ended December 31, 2023. The increase in the amount of net gain was primarily attributable to our subsidiary, Freedom Bank KZ, which had a realized net gain of $10.6 million for the three months ended December 31, 2024, as compared to a realized net loss of $41.8 million for the three months ended December 31, 2023. Such change between the two periods was mainly due to a positive revaluation of currency swaps for the three months ended December 31, 2024. Freedom Bank KZ engages in currency swaps to diversify its funding and liquidity sources.
Insurance underwriting income
For the three months ended December 31, 2024, we had insurance underwriting income of $177.5 million, an increase of $98.5 million, or 125%, as compared to the three months ended December 31, 2023. The increase was primarily attributable to a $99.3 million, or 128%, increase in insurance underwriting income from written insurance premiums for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters. This increase in income from written insurance premiums was partially offset by a $1.9 million decrease in reinsurance premiums ceded for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The following table sets out information on our insurance underwriting income for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Written insurance premiums	$176,784	$77,473	$99,311	128%
Reinsurance premiums ceded	(4,254)	(2,308)	(1,946)	84%
Change in unearned premium reserve, net	4,942	3,852	1,090	28%
Insurance underwriting income	$177,472	$79,017	$98,455	125%

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended December 31, 2024		Three months ended December 31, 2023		Change

(amounts in thousands)	Amount	%*	Amount		Amount	%
Fee and commission expense	$93,927	17%	$42,818	14%	$51,109	119%
Interest expense	131,136	24%	131,223	43%	(87)	—%
Insurance claims incurred, net of reinsurance	104,511	19%	40,989	13%	63,522	155%
Payroll and bonuses	77,395	14%	45,083	15%	32,312	72%
Professional services	10,955	2%	6,217	2%	4,738	76%
Stock compensation expense	13,417	2%	1,039	—%	12,378	1191%
Advertising expense	21,472	4%	11,066	4%	10,406	94%
General and administrative expense	73,437	13%	32,106	10%	41,331	129%
Provision for/(recovery of) allowance for expected credit losses	30,612	5%	(3,526)	(1)%	34,138	(968)%
Total expense	$556,862	100%	$307,015	100%	$249,847	81%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Agency fees expense	$74,684	$29,956	$44,728	149%
Brokerage services	9,432	4,498	4,934	110%
Banking services	5,409	5,513	(104)	(2)%
Exchange services	351	762	(411)	(54)%
Central depository services	152	126	26	21%
Other commission expenses	3,899	1,963	1,936	99%
Total fee and commission expense	$93,927	$42,818	$51,109	119%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended December 31,
	2024	2023
	(as a % of total fee and commission expense)
Agency fees expense	80%	70%
Brokerage services	10%	11%
Banking services	6%	12%
Exchange services	—%	2%
Central depository services	—%	—%
Other commission expenses	4%	5%
Total fee and commission expense	100%	100%

Fee and commission expense increased by $51.1 million or 119% in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase is mainly attributable to an increase of agency fees expense of $44.7 million or 149% compared to the three months ended December 31, 2023. The increase in agency fees expenses was due to an increase in insurance products sales by Freedom Life, which are outsourced to outside agents. The increase in brokerage services, from $4.5 million to $9.4 million, was primarily due to heightened client activity within our brokerage services. This growth in client transactions led to a corresponding increase in associated commission costs. Additionally, other commission expenses rose as a result of higher bank commissions, driven by increased business activity.
Interest expense
During the three months ended December 31, 2024, total interest expense remained relatively flat compared to the same period in 2023. However, its composition changed due to shifts in funding sources and interest rate dynamics.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 15% decline in the average balance, from $2.9 billion during the three months ended December 31, 2023 to $2.4 billion during the three months ended December 31, 2024. Additionally, the average interest rate applied to these obligations decreased from 16% to 15%, further contributing to the reduction in costs. This decline reflects adjustments in our short-term funding strategy and a shift towards more stable, long-term financing sources.
At the same time, interest expense related to customer liabilities increased as the average balance of customer deposits and brokerage account liabilities grew 43% year-over-year, rising from $1.1 billion to $1.6 billion. This increase was caused by a higher average interest rate, which rose from 6% to 7%, reflecting both market-driven adjustments and an expanded customer deposit base.
Additionally, interest expense on debt securities issued increased, primarily due to a rise in the average balance, from $131.3 million to $423.6 million. The average interest rate on these instruments also increased, from 5% to 10%, reflecting a shift toward long-term financing at higher prevailing market rates. This increase in debt issuance aligns with our broader funding strategy to support business expansion and strengthen liquidity reserves.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,422,139	$2,852,638
Customer liabilities (1)	1,572,554	1,097,977
Debt securities issued	423,565	131,263
	Average rates

Securities repurchase agreement obligations	15.4%	16.5%
Customer liabilities (1)	7.1%	5.8%
Debt securities issued	9.8%	4.6%
	Interest expense
Interest expense on securities repurchase agreement obligations	$88,526	$110,778
Interest expense on customer accounts and deposits	27,288	15,653
Interest expense on debt securities issued	9,974	1,491
Other interest expense	5,348	3,301
Total interest expense	$131,136	$131,223
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

	Three months ended December 31,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(6,482)	$(15,770)	$(22,252)
Interest expense on customer accounts and deposits	3,958	7,677	11,635
Interest expense on debt securities issued	2,824	5,659	8,483
Other interest expense	—	—	2,047
Total	$300	$(2,434)	$(87)
Insurance claims incurred, net of reinsurance
For the three months ended December 31, 2024, we had a $63.5 million, or 155%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended December 31, 2023. The increase was primarily attributable to the general expansion of our insurance operations between the two quarters.
Payroll and bonuses

For the three months ended December 31, 2024, we had payroll and bonuses expense of $77.4 million, representing an increase of $32.3 million or 72% compared to payroll and bonuses expense of $45.1 million for the three months ended December 31, 2023. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two quarters. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.

Professional services

For the three months ended December 31, 2024, our professional services expense was $11.0 million, representing a increase by $4.7 million, or 76%, compared to $6.2 million for the three months ended December 31, 2023. There was an increase in certain professional services expenses, including expenses for auditing services rendered by our external auditors and legal fees and consulting services, attributable to the overall growth of our company organically and through acquisitions between the two periods.

Stock compensation expense

For the three months ended December 31, 2024, our stock compensation expense was $13.4 million, representing an increase of $12.4 million compared to stock compensation expense of $1.0 million for the three months ended December 31, 2023. The increase is attributable to new stock grants awarded in October 2024 and to the partial amortization of stock grants which were awarded during fiscal 2025.

Advertising expense

Advertising expense for the three months ended December 31, 2024, was $21.5 million, representing an increase of $10.4 million, or 94%, compared to $11.1 million for the three months ended December 31, 2023. The increase is primarily attributable to an increase in advertising expenses by Freedom Europe of $7.6 million attributable to marketing campaigns that were initiated during fiscal 2024 and continued in the three months ended December 31, 2024. This increase consisted of an increase of approximately $4.1 million on advertising and an increase of $3.8 million on influencer and affiliates advertising. There was also an increase of $2.1 million attributable to Freedom Advertising, an advertising company, out of which $1.8 million was paid to advertising contractors for advertisement placement and promotion. There was also an increase of $1.4 million of advertising expenses attributable to FRHC due to its focus on brand visibility and enhanced marketing efforts.

General and administrative expense

General and administrative expense for the three months ended December 31, 2024, was $73.4 million, representing an increase of 41.3 million or 129% compared to general and administrative expense of $32.1 million for the three months ended December 31, 2023. The main factors contributing to the increase was in charity and sponsorship. Our charity and sponsorship expense increased by $31.4 million due to several charitable contributions through our subsidiaries during the three months ended December 31, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee, and organization of a chess tournament in the USA. Taxes, other than income tax, increased by $2.3 million, mainly due to the general growth of the Group, including the addition of new subsidiaries.
Provision for allowance for expected credit losses
We recognized provision for allowance for credit losses in the amount of $30.6 million for the three months ended December 31, 2024, as compared to recovery of provision for allowance for credit losses of $3.5 million for the three months ended December 31, 2023. The increase between the two periods is mostly attributable to increased provisions for uncollateralized bank customer loans and right of claim for purchased retail loans, driven by a change of estimate for forward-looking information as a result of currency depreciation occurred prior reporting date.
Income tax expense
We had income before income tax of $98.3 million and $111.6 million for the three months ended December 31, 2024, and December 31, 2023, respectively. Income tax expense for the three months ended December 31, 2024, and December 31, 2023 was $20.2 million and $15.5 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Such rate during the three months ended December 31, 2024, increased to 20.5%, from 13.9% during the three months ended December 31, 2023, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended December 31, 2024, we had net income of $78.1 million compared to $96.1 million for the three months ended December 31, 2023, a decrease of 19%. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $102.3 million, net income of $34.5 million and net loss of $5.2 million and net loss of $53.4 million, respectively, to our total net income for the three months ended December 31, 2024.

Non-controlling interest
As of December 31, 2024, FRHC held a 94.73% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Net loss attributable to non-controlling interest was $0.1 million and $0.3 million for the three months ended December 31, 2024 and December 31, 2023, respectively.
Foreign currency translation adjustments, net of tax
Due to a 9.1% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended December 31, 2024, we realized a foreign currency translation loss of $101.2 million for the three months ended December 31, 2024 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation gain of $28.1 million for the three months ended December 31, 2023.

Comparison of the Nine-month Periods Ended December 31, 2024 and 2023
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Nine months ended December 31, 2024		Nine months ended December 31, 2023		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$379,976	23%	$330,565	28%	$49,411	15%
Net gain on trading securities	105,779	6%	77,498	7%	28,281	36%
Interest income	661,016	39%	588,857	50%	72,159	12%
Insurance underwriting income	467,224	28%	181,882	15%	285,342	157%
Net gain on foreign exchange operations	18,513	1%	54,430	5%	(35,917)	(66)%
Net gain/(loss) on derivatives	30,691	2%	(71,795)	(6)%	102,486	(143)%
Other income	23,606	1%	8,988	1%	14,618	163%
Total revenue, net	$1,686,805	100%	$1,170,425	100%	$516,380	44%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage services	$319,386	$239,608	$79,778	33%
Commission income from payment processing	21,670	37,318	(15,648)	(42)%
Underwriting and market-making services	7,465	15,085	(7,620)	(51)%
Banking services	12,748	23,480	(10,732)	(46)%
Other fee and commission income	18,707	15,074	3,633	24%
Total fee and commission income	$379,976	$330,565	$49,411	15%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Nine months ended December 31,
	2024	2023
	(as a % of total fee and commission income)
Brokerage services	84%	72%
Commission income from payment processing	6%	11%
Banking services	3%	7%
Underwriting and market-making services	1%	5%
Other fee and commission income	5%	5%
Total fee and commission income	100%	100%
For the nine months ended December 31, 2024, total fee and commission income was $380.0 million, an increase of $49.4 million, or 15%, as compared to fee and commission income of $330.6 million for the nine months ended December 31, 2023.

Fee and commission income from brokerage services for the nine months ended December 31, 2024 was $319.4 million, representing a 33% increase as compared to $239.6 million for the nine months ended December 31, 2023. This increase was primarily due to an increase in the number of retail brokerage customers from 458,000 as of December 31, 2023 to 618,000 as of December 31, 2024. The increase in the number of customers was attributable in part to the migration of customers from FST Belize to brokerage companies within our Group between the two periods. The increase was offset in part by a decrease in fee and commission income from brokerage services generated from FST Belize between the two periods, as our omnibus brokerage arrangement with FST Belize was wound down and customers of FST Belize closed their accounts at FST Belize and opened accounts with brokerage companies within our Group. During the nine months ended December 31, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $213.6 million, representing 56% of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $21.7 million for the nine months ended December 31, 2024 from $37.3 million for the nine months ended December 31, 2023. The $15.6 million decrease is attributable to a significant reduction in transaction volumes between the two periods, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed a substantial transaction volume.

Fee and commission income from banking services decreased by $10.7 million to $12.7 million during the nine months ended December 31, 2024. The decrease in fee and commission income from banking services between the two periods was primarily due to decrease in commissions generated on transfer and payment processing, which was a result of a lower volume of transfer and payment processing transactions between two periods.

Fee and commission income from underwriting and market-making activities decreased by $7.6 million in the nine months ended December 31, 2023 or 51% to $7.5 million, driven by a lower volume of underwriting transactions for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023.

Other fee and commission income increased by 24% to $18.7 million for the nine months ended December 31, 2024 as compared to $15.1 million for the nine months ended December 31, 2023, due to an increase in agency fees generated by our online travel ticket aggregator subsidiary between the two periods, which was in turn due to an increase in usage and demand of such services.
Net gain on trading securities
We had a net gain on trading securities of $105.8 million for the nine months ended December 31, 2024, an increase of $28.3 million as compared to a net gain of $77.5 million or the nine months ended December 31, 2023. The following table sets forth information regarding our net gains and losses on trading activities during the nine months ended December 31, 2024 and 2023:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Nine months ended December 31, 2024	$30,254	$75,525	$105,779
Nine months ended December 31, 2023	$61,276	$16,222	$77,498
During the nine months ended December 31, 2024, we had a realized gain on trading securities of $30.3 million, which is attributable to Kazakhstan sovereign bonds sold during the nine months ended December 31, 2024. Also, we recognized an unrealized net gain of $75.5 million during the same period due to the increase in the value of securities positions we held as of December 31, 2024. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds, as a consequence of market price increase.
During the nine months ended December 31, 2023, we had a realized gain on trading securities of $61.3 million, which is attributable to debt securities of the Ministry of Finance of the Republic of Kazakhstan sold during the nine months ended December 31, 2023. We had an unrealized net gain in the nine months ended December 31, 2023, due to securities positions we held at December 31, 2023, having appreciated by $16.2 million. The majority of the unrealized net gain was attributable to appreciated debt securities of the Ministry of Finance of the Republic of Kazakhstan, which appreciation was primarily due to a decline in the National Bank of the Republic of Kazakhstan's base interest rate during the nine months ended December 31, 2023.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Interest income on trading securities	$307,786	$313,739	$(5,953)	(2)%
Interest income on loans to customers	152,849	123,730	29,119	24%
Interest income on margin loans to customers	153,279	111,306	41,973	38%
Interest income on securities available-for-sale	28,430	25,476	2,954	12%
Interest income on reverse repurchase agreements and amounts due from banks	18,672	12,012	6,660	55%
Other interest income	—	2,594	(2,594)	(100)%
Total interest income	$661,016	$588,857	$72,159	12%

	Nine months ended December 31,
	2024	2023
	(as a % of total interest income)
Interest income on trading securities	47%	54%
Interest income on loans to customers	23%	21%
Interest income on margin loans to customers	23%	19%
Interest income on securities available-for-sale	4%	4%
Interest income on reverse repurchase agreements and amounts due from banks	3%	2%
Total interest income	100%	100%

For the nine months ended December 31, 2024, we had interest income of $661.0 million, representing an increase of $72.2 million, or 12%, compared to the nine months ended December 31, 2023. The increase in interest income was primarily attributable to increases in interest income on margin loans to customers, loans to customers and securities available-for-sale. Interest income on margin loans to customers increased by $42.0 million, or 38%, due to an increase in the usage of margin loans for trades by our clients between the two periods. For the nine months ended December 31, 2024, we earned interest income from margin lending from a market maker customer at our Freedom Global subsidiary in an amount of approximately $29.5 million, representing 4% of our total interest income from margin lending for that period.

For the nine months ended December 31, 2024, interest income on loans to customers increased by $29.1 million, or 24%, compared to the nine months ending December 31, 2023 due to the growth of Freedom Bank KZ's customer loan portfolio between the two periods.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the nine months ended December 31, 2024 and 2023.

	Nine months ended December 31,
	2024	2023
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$3,309,753	$3,352,968
Loans issued	1,360,755	1,160,390
Margin lending, brokerage and other receivables, net	1,856,741	846,872
Available for sale securities, at fair value	310,941	221,269
	Average yields

Trading securities	12.6%	12.7%
Loans issued	15.3%	14.5%
Margin lending, brokerage and other receivables, net	9.3%	12.6%
Available- for- sale securities, at fair value	12.4%	15.6%
	Interest income

Interest income on trading securities	$307,786	$313,739
Interest income on loans to customers	152,849	123,730
Interest income on margin loans to customers	127,382	78,872
Interest income on available- for- sale securities	28,430	25,476
Other interest income	18,672	14,606
Total interest income	$635,119	$556,423

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements, the monthly average balance of which is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage clients. As of December 31, 2024 and 2023, the monthly average balance of off-balance sheet arrangements were $688.8 million and $569.0 million, respectively, and the weighted average interest rate was 8%, and 12%, respectively.

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

	Nine months ended December 31,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	(1,945)	(4,008)	(5,953)
Interest income on loans to customers	6,974	22,145	29,119
Interest income on margin loans to customers	-13,944	62,454	48,510
Interest income on available-for-sale securities	(3,140)	6,094	2,954
Other interest income	—	—	4,066
Total interest income	$(12,055)	$86,685	$78,696
Net gain on foreign exchange operations
For the nine months ended December 31, 2024, we realized a net gain on foreign exchange operations of $18.5 million compared to a net gain of $54.4 million for the nine months ended December 31, 2023. The net gain for the nine months ended December 31, 2024, is primarily attributable to a $52.7 million gain from foreign currency transactions, partially offset by a $34.2 million translation loss. The decrease compared to the prior-year period was mainly driven by an 18% depreciation of the Kazakhstan tenge against the U.S. dollar, which led to increased foreign exchange currency losses for our subsidiaries operating in Kazakhstan.
Net gain on derivatives
For the nine months ended December 31, 2024, we had net gain on derivatives of $30.7 million compared to a net loss of $71.8 million for the nine months ended December 31, 2024. The change was primarily attributable to our subsidiary Freedom Bank KZ, which had a realized net gain of $24.1 million for the nine months ended December 31, 2024, as compared to a realized net loss of $72.0 million for the nine months ended December 31, 2023. Such change between the two periods was mainly due to a positive revaluation of currency swaps for the nine months ended December 31, 2024. Freedom Bank KZ engages in currency swaps to diversify its funding and liquidity sources.
Insurance underwriting income
For the nine months ended December 31, 2024, we had insurance underwriting income of $467.2 million, an increase of $285.3 million, or 157%, as compared to the nine months ended December 31, 2023. The increase was primarily attributable to a $302.9 million, or 158%, increase in insurance underwriting income from written insurance premiums for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, due to the expansion of our insurance operations such as pension annuity and accident insurance classes between the two periods. This increase in income from written insurance premiums was partially offset by a $4.2 million decrease in reinsurance premiums ceded for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The following table sets out information on our insurance underwriting income for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Written insurance premiums	494,121	191,231	302,890	158%
Reinsurance premiums ceded	(10,124)	(5,915)	(4,209)	71%
Change in unearned premium reserve, net	(16,773)	(3,434)	(13,339)	388%
Insurance underwriting income	$467,224	$181,882	$285,342	157%

Expense

The following table sets out information on our total expense for the periods presented.

	Nine months ended December 31, 2024		Nine months ended December 31, 2023		Change

(amounts in thousands)	Amount	%*	Amount		Amount	%
Fee and commission expense	$264,911	19%	$103,116	12%	$161,795	157%
Interest expense	401,519	28%	365,650	44%	35,869	10%
Insurance claims incurred, net of reinsurance	218,504	15%	96,491	11%	122,013	126%
Payroll and bonuses	201,129	14%	116,711	14%	84,418	72%
Professional services	26,468	2%	24,793	3%	1,675	7%
Stock compensation expense	36,088	3%	3,303	1%	32,785	993%
Advertising expense	58,722	4%	27,805	3%	30,917	111%
General and administrative expense	171,782	12%	86,211	10%	85,571	99%
Provision for allowance for expected credit losses	39,269	3%	15,462	2%	23,807	154%
Total expense	$1,418,392	100%	$839,542	100%	$578,850	69%
______________
*    Percentage of total expense.

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Agency fees expense	$213,530	$68,489	145,041	212%
Brokerage services	18,934	12,892	6,042	47%
Bank services	13,532	15,194	(1,662)	(11)%
Exchange services	1,358	2,543	(1,185)	(47)%
Central Depository services	495	346	149	43%
Other commission expenses	17,062	3,652	13,410	367%
Total fee and commission expense	$264,911	$103,116	$161,795	157%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Nine months ended December 31,
	2024	2023
	(as a % of total fee and commission expense)
Agency fees expense	81%	66%
Brokerage services	7%	13%
Bank services	5%	15%
Exchange services	1%	2%
Central Depository services	—%	—%
Other commission expenses	6%	4%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $161.8 million or 157% in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The increase is mainly attributable to an increase of agency fees expense of $145.0 million, or 212%, compared to the nine months ended December 31, 2023 and other commission expenses of $13.4 million, compared to the nine months ended December 31, 2023. The increase in agency fees expenses was due to an increase in insurance products sales by Freedom Life, which are outsourced to outside agents. The increase in other commission expenses is attributable to increased commissions associated with Paybox is consistent with the growth of its business activities between the two periods, following our acquisition of Paybox in the fourth quarter of fiscal 2023.
Interest expense
During the nine months ended December 31, 2024, total interest expense remained relatively flat compared to the same period in 2023. However, its composition changed due to shifts in funding sources and interest rate dynamics.

There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 2% decline in the average balance, from $2.6 billion during the nine months ended December 31, 2023 to $2.5 billion during the nine months ended December 31, 2024. Additionally, the average interest rate applied to these obligations decreased from 16% to 14%, further contributing to the reduction in costs. This decline reflects adjustments in our short-term funding strategy and a shift towards more stable, long-term financing sources.

At the same time, interest expense related to customer liabilities increased as the average balance of customer deposits and brokerage account liabilities grew 9% year-over-year, rising from $1.0 billion to $1.1 billion. This increase was caused by a higher average interest rate, which rose from 7% to 9%, reflecting both market-driven adjustments and an expanded customer deposit base.

Additionally, interest expense on debt securities issued increased, primarily due to a rise in the average balance, from $86.4 million to $318.5 million. The average interest rate on these instruments also increased, from 5% to 10%, reflecting a shift toward long-term financing at higher prevailing market rates. This increase in debt issuance expense aligns with our broader funding strategy to support business expansion and strengthen liquidity reserves.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the nine months ended December 31, 2024 and 2023.

	Nine months ended December 31,
	2024	2023
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,541,767	$2,591,520
Customer liabilities (1)	1,107,958	1,015,611
Debt securities issued	318,517	86,423
	Average rates

Securities repurchase agreement obligations	14.2%	15.9%
Customer liabilities (1)	9.0%	6.5%
Debt securities issued	10.1%	5.3%
	Interest expense
Interest expense on securities repurchase agreement obligations	$267,049	$303,242
Interest expense on customer accounts and deposits	74,111	49,120
Interest expense on debt securities issued	23,912	3,387
Other interest expense	36,447	9,901
Total interest expense	$401,519	$365,650
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

	Nine months ended December 31,
	2024 vs 2023
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(30,543)	$(5,650)	$(36,193)
Interest expense on customer accounts and deposits	20,238	4,753	24,991
Interest expense on debt securities issued	5,265	15,260	20,525
Other interest expense	—	—	26,546
Total	$(5,040)	$14,363	$35,869
Insurance claims incurred, net of reinsurance
For the nine months ended December 31, 2024, we had a $122.0 million, or 126%, increase in insurance claims incurred, net of reinsurance, as compared to the nine months ended December 31, 2023. The increase was primarily attributable to the general expansion of our insurance operations between the two periods.
Payroll and bonuses

For the nine months ended December 31, 2024, we had payroll and bonuses expense of $201.1 million, representing an increase of $84.4 million or 72% compared to payroll and bonuses expense of $116.7 million for the nine months ended December 31, 2023. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two periods. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.

Professional services

For the nine months ended December 31, 2024, our professional services expense was $26.5 million, representing an increase by $1.7 million, or 7%, compared to $24.8 million for the nine months ended December 31, 2023. The increase was attributable to the overall growth of our company organically and through acquisitions between the two periods.

Stock compensation expense

For the nine months ended December 31, 2024, our stock compensation expense was $36.1 million, representing an increase of $32.8 million, or 993%, compared to stock compensation expense of $3.3 million for the nine months ended December 31, 2023. The increase is attributable to new stock grants, the majority of which vested on the date of issuance, during the nine months ended December 31, 2024 as well as the partial amortization of stock grants awarded during fiscal 2024.

Advertising expense

Advertising expense for the nine months ended December 31, 2024, was $58.7 million, representing an increase of $30.9 million, or 111%, compared to $27.8 million for the nine months ended December 31, 2023. The increase is primarily attributable to an increase in advertising expenses by Freedom EU of $23.0 million attributable to marketing campaigns that were initiated during fiscal 2024 and continued in the nine months ended December 31, 2024. This increase consisted of an increase of advertising expense, influencer and affiliates advertising expense, marketing and sponsorship expense. There was also an increase of $4.3 million attributable to Freedom Advertising, an advertising company, due to marketing expenditures to third party contractors. There was also an increase of $3.1 million from FRHC due to the company's focus on the brand visibility and enhanced marketing efforts.

General and administrative expense

General and administrative expense for the nine months ended December 31, 2024, was $171.8 million, representing an increase of $85.6 million, or 99%, compared to general and administrative expense of $86.2 million for the nine months ended December 31, 2023. The main factors contributing to the increase were increases in other operating expenses, charity and sponsorship, software support, taxes other than income tax, rent expenses. Our charity and sponsorship expense increased by $49.5 million due to several charitable contributions through our subsidiaries during the nine months ended December 31, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee, sponsorship of construction work in the city of Konayev and a chess tournament in the USA. Other operating expenses increased by $8.2 million, mainly due to an increase of other operating expenses at Freedom Bank KZ from banking and other overhead costs. Software support expenses increased by $4.9 million, mainly due to the support of licensed and other software systems. Taxes, other than income tax, increased by $4.0 million, mainly due to the general growth of the Group, including the addition of new subsidiaries.The expansion of our business operations resulted in higher tax liabilities, reflecting our broader market presence and increased operational scale. The increases of $1.6 million in depreciation and amortization expense and $4.5 million in rent expense were driven by the addition of new subsidiaries between the two periods and the overall growth of our operations.
Provision for allowance for expected credit losses
We recognized allowance for credit losses in the amount of $39.3 million for the nine months ended December 31, 2024, as compared to allowance for credit losses of $15.5 million for the nine months ended December 31, 2023. The increase between the two periods is primarily attributable to increased provisions for uncollateralized bank customer loans and right of claim for purchased retail loans, driven by a change of estimate for forward-looking information as a result of currency depreciation occurred prior reporting date.
Income tax expense
We had income before income tax of $268.4 million and $330.9 million for the nine months ended December 31, 2024, and December 31, 2023, respectively. Income tax expense for the nine months ended December 31, 2024, and December 31, 2023 was $41.5 million and $51.4 million, respectively. The decrease was primarily due to a decrease in our income before income tax between the two periods. In addition, our effective tax rate during the nine months ended December 31, 2024, was 15.5%, the same as during the nine months December 31, 2023. Although our effective tax rate did not change, there were changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2024, we had net income of $226.9 million compared to $279.5 million for the nine months ended December 31, 2023, a decrease of 19%. Our Brokerage, Banking, Insurance and Other segments contributed net income of $257.6 million, net income of $51.6 million, net income of $23.4 million and net loss of $105.7 million to our total net income for the nine months ended December 31, 2024, respectively.

Non-controlling interest
As of December 31, 2024, FRHC held a 94.73% ownership interest in Arbuz and a 90.0% ownership interest in ReKassa. The remaining 5.27% of the ownership interest in Arbuz and 10.0% of the ownership interest in ReKassa are recognized as non-controlling interests in our Financial Statements.
Net loss attributable to non-controlling interest was $0.5 million and $0.8 million for the nine months ended December 31, 2024 and December 31, 2023, respectively.
Foreign currency translation adjustments, net of tax
Due to a 18% depreciation of the Kazakhstan tenge against the U.S. dollar during the nine months ended December 31, 2024, we realized a foreign currency translation loss of $187.0 million for the nine months ended December 31, 2024 since most of our Group's companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $3.6 million for the nine months ended December 31, 2023.

Segment Results of Operations

Business Segment Operations

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended December 31, 2024 and 2023

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$213,331	$165,257	$48,074	29%
Banking	206,370	140,321	66,049	47%
Insurance	197,831	95,938	101,893	106%
Other	37,658	17,118	20,540	120%
Total revenue, net	$655,190	$418,634	$236,556	57%

For the three months ended December 31, 2024, total revenue, net increased across each of our business segments compared to the three months ended December 31, 2023.

Brokerage Segment

In the three months ended December 31, 2024, in our Brokerage segment we had an increase in total revenue, net, primarily driven by an increase in net gain on trading securities and fee and commission income. The increase in net gain on trading securities was supported by favorable market conditions during the quarter. Fee and commission income in this segment increased, primarily due to a general increase in brokerage activity between the two quarters. Additionally, the revenue increase was attributable to an increase in interest income, net gain on derivatives and a decrease in net loss on foreign currency exchange.

Banking Segment

In the three months ended December 31, 2024, total revenue, net in the Banking segment increased as compared to the three months ended December 31, 2023, mainly attributable to net gain on trading securities, net gain on derivatives and fee and commission income earned in this segment in the three months ended December 31, 2024. These increases were partially offset by net loss on foreign exchange operations compared to a net gain in prior quarter in this segment in the three months ended December 31, 2024.

Insurance Segment

In the three months ended December 31, 2024, total revenue, net in the Insurance segment increased mainly due to an increase in insurance underwriting income, net gain on trading securities and net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods.These increases were partially offset by the decrease of other income.

Other Segment

In the three months ended December 31, 2024, total revenue, net in the Other segment increased mostly due to an increase of $18.3 million in net gain on foreign exchange operations mainly from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two quarters. There were also increase in other income of newly established subsidiaries which was partially offset by the decrease of net gain on trading securities and fee and commission income.

Total expenses associated with our segments are summarized in the following table:

	Three months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$89,930	$73,360	$16,570	23%
Banking	165,695	113,916	51,779	45%
Insurance	199,662	82,799	116,863	141%
Other	101,575	36,940	64,635	175%
Total expense, net	$556,862	$307,015	$249,847	81%

For the three months ended December 31, 2024, total expenses, net increased across each of our business segments compared to the three months ended December 31, 2023.

Brokerage Segment

In the three months ended December 31, 2024, total expenses, net in our Brokerage segment increased due to $5.1 million increase in fee and commission expense, which was in turn mainly due to brokerage services expense. Additionally, there was $2.8 million increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Advertising expenses in this segment also increased by $7.5 million as we intensified our marketing efforts to expand our client base. Furthermore, stock compensation expenses increased by $7.6 million, attributable to new stock grants and partial amortization of old stock grants. These increases were partially offset by $3.9 million decrease in interest expense, primarily driven by lower interest costs on securities repurchase agreement obligations, as well as a decrease in general and administrative expenses and provision for allowance for expected credit loses.

Banking Segment

In the three months ended December 31, 2024, total expenses, net in our Banking segment increased primarily due to a $10.4 million increase in payroll and bonuses expense, $35.3 million increase in provision for credit losses/(recoveries) due to revision of the approach to calculating the allowance and $4.1 million increase in general and administrative expenses reflecting the general growth of Freedom Bank KZ's operations between the two quarters.

Insurance Segment

In the three months ended December 31, 2024, total expenses, net in our insurance segment increased mainly attributable to $63.5 million increase in insurance claims incurred, net of reinsurance due to the increase of insurance portfolio, $45.5 million increase in fee and commission expense from agency fees, $1.5 million increase in stock based compensation and $1.7 million increase in allowance for credit losses due to the increase of brokerage and other receivables attributable to the overall growth of our insurance operations between the two quarters.

Other Segment

In the three months ended December 31, 2024, total expenses, net in our Other segment increased by $64.6 million, driven by an increase of $34 million in general and administrative expense. The main factors contributing to the increase was an increase in charity and sponsorship. Our charity and sponsorship expense increased by $31.4 million due to several charitable contributions through our subsidiaries during the three months ended December 31, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee, and to the organization of a chess tournament in the USA. There were also an increase of $14.0 million in payroll and bonuses attributed to the overall growth of the Company, increase of $8.7 million in interest expense from the debt securities issued by Freedom SPC, and an increase of $3.8 million of professional services.
Comparison of the Nine-month Periods Ended December 31, 2024 and 2023

The following table presents total revenue, net by segment for the nine month periods presented:

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$563,044	$442,576	$120,468	27%
Banking	499,081	422,724	76,357	18%
Insurance	523,269	246,910	276,359	112%
Other	101,411	58,215	43,196	74%
Total revenue, net	$1,686,805	$1,170,425	$516,380	44%

For the nine months ended December 31, 2024, total revenue, net increased in the Brokerage, Insurance, Banking and Other segments compared to the nine months ended December 31, 2023.

Brokerage Segment

In the nine months ended December 31, 2024, in our Brokerage segment we had a significant increase in total revenue, net, primarily driven by an increase in fee and commission income. This was largely due to a general increase in brokerage activity between the two periods. Additionally, the revenue increase was attributable by an increase in interest income, net gain on trading securities, and net gain on foreign currency exchange. The increase in interest income was driven by an increase in interest accrued on securities held in our trading portfolio and an increase in interest accrued on margin loans to customers within this segment.

Banking Segment

In the nine months ended December 31, 2024, total revenue, net in the Banking segment increased as compared to the nine months ended December 31, 2023, mainly attributable to increase in interest income, a decrease in net loss on derivatives and an increase in net gain on trading securities in this segment in the nine months ended December 31, 2024. These increases were partially offset by the effects of net loss on foreign exchange operations, and decrease of fee and commission income in this segment in the nine months ended December 31, 2024.

Insurance Segment

In the nine months ended December 31, 2024, total revenue, net in the Insurance segment increased mainly due to a significant increase in insurance underwriting income due to written insurance premiums, and $4.3 million increase in net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. However, this increase was partially offset by a decrease of other income, net gain on trading securities and interest income due to changes in securities portfolio.

Other Segment

In the nine months ended December 31, 2024, total revenue, net in the Other segment increased mostly due to an increase of $41.7 million in net gain on foreign exchange operations mainly from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. There was also an increase of $17.2 million due to the increase in other income. These increases were partially offset by a $12.3 million decrease in fee and commission income attributable to a decrease in Paybox's transaction volumes due to the cessation of operation of a counterparty that contributed significantly to its transaction volume. There was also a decrease in interest income and net gain on derivatives.

Total expenses associated with our segments are summarized in the following table:

	Nine months ended December 31,
(amounts in thousands)	2024	2023	Amount Change	% Change
Brokerage	$259,530	$198,753	$60,777	31%
Banking	437,801	341,048	96,753	28%
Insurance	490,323	204,018	286,305	140%
Other	230,738	95,723	135,015	141%
Total expense, net	$1,418,392	$839,542	$578,850	69%

For the nine months ended December 31, 2024, total expenses, net increased across each of our business segments compared to the nine months ended December 31, 2023.

Brokerage Segment

In the nine months ended December 31, 2024, total expenses, net in our Brokerage segment increased primarily due to an increase in payroll and bonuses, reflecting our efforts to attract and retain top talent. Additionally, there was an increase in fee and commission expense, which was in turn mainly due to agency fees expense. Advertising expenses in this segment also increased as we intensified our marketing efforts to expand our client base. Furthermore, stock compensation expense increased, attributable to new stock grants and partial amortization of old stock grants. These increases were partially offset by a decrease in general and administrative expenses and provision for allowance for expected credit loses, due to a one-off accrual of allowance in the nine months ended December 31, 2023.

Banking Segment

In the nine months ended December 31, 2024, total expenses, net in our Banking segment increased primarily due to increase in interest expense on securities repurchase agreements within this segment, an increase in general and administrative expense, an increase in payroll and bonuses expense and provision for credit losses/(recoveries), reflecting the general growth of Freedom Bank KZ's operations between the two periods.

Insurance Segment

In the nine months ended December 31, 2024, total expenses, net in our Insurance segment increased mainly due to $148.7 million increase in fee and commission expense from agency fees, $4.3 million increase in stock based compensation, $122.0 million increase of insurance claims incurred, net of reinsurance due to the increase of insurance portfolio,$13.4 million increase in general and administrative expense due to the charity and $12.8 million increase in payroll and bonuses expense due to the increase in headcount and bonuses paid. These increases are attributable to the overall growth of our insurance operations between the two periods. These increases were partially offset by the effects of decrease in interest expense.

Other Segment

In the nine months ended December 31, 2024, total expenses, net in our Other segment increase was driven by increases in general and administrative expenses, payroll and bonuses, interest expense and fee and commission expense. The increase of $59 million in general and administrative expense in the Other segment was attributable to our overall growth and the addition of new subsidiaries. There was a $36 million increase in payroll and bonuses in the Other segment which is mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. The other main factors contributing to the increase were our charity and sponsorship activities. Our charity and sponsorship expense increased by $31.4 million due to several charitable contributions through our subsidiaries during the nine months ended December 31, 2024. The most significant contributions were made to the Kazakhstan Chess Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee, and to the organization of a chess tournament in the USA. Interest expense in the Other segment increased by $19.6 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. There was an increase of $9.7 million in fee and commission expense in the Other segment, which is mostly attributable to increased bank commission expense for payment services due to an increase of payment processing operations at certain Paybox subsidiaries. There was also an increase of $8.4 million in advertising expense.
Liquidity and Capital Resources
During the periods covered in this quarterly report, our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.
We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established to maintain compliance with net capital and capital adequacy requirements imposed on securities brokerages and banks in jurisdictions where we do business. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). A significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs, our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.

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

	December 31, 2024	March 31, 2024
(amounts in thousands)
Cash and cash equivalents(1)	$577,940	$545,084
Restricted cash(2)	$742,153	$462,637
Trading securities	$3,415,517	$3,688,620
Total assets	$9,135,045	$8,301,930
Net liquid assets(3)	$3,831,427	$3,137,383

(1)Of the $577.9 million in cash and cash equivalents we held at December 31, 2024, $51.7 million, or approximately 9%, was subject to reverse repurchase agreements. By comparison, at March 31, 2024, we had cash and cash equivalents of $545.1 million, of which $135.0 million, or approximately 25%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of December 31, 2024, and March 31, 2024, we had total liabilities of $7.9 billion and $7.1 billion, respectively, including customer liabilities of $3.8 billion and $2.3 billion, respectively.
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

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
(amounts in thousands)
Net cash flows from/(used in) operating activities	$343,311	$(1,373,355)
Net cash flows used in investing activities	(652,628)	(593,033)
Net cash flows from financing activities	833,611	1,892,328
Effect of changes in foreign exchange rates on cash and cash equivalents	(212,300)	(6,449)
Effect of expected credit losses on cash and cash equivalents and restricted cash	378	—

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$312,372	$(80,509)
Net Cash Flows From Operating Activities
Net cash flow from operating activities during the nine months ended December 31, 2024, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023
(amounts in thousands)
Increases in trading securities (1)	$(170,899)		$(1,149,192)
Increases in brokerage customer liabilities (2)	$1,187,289		$71,982
Increases in margin lending, brokerage and other receivables	$(509,597)	(3)	$(603,701)
(Decrease)/increases in margin lending and trade payables (4)	$(505,097)		$30,593
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from increased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash flows from operating activities in the nine months ended December 31, 2024, were primarily attributable to net cash inflows attributable increase in customer liabilities over that period, which resulted from the increase of customer accounts in our Freedom Global subsidiary, which were partially offset in part by an decrease in margin lending and trade payables, and increases in trading securities. In addition, during the nine months ended December 31, 2024, the Company has provided more margin lending to its customers, which lead to increase in related receivable balance.

Net Cash Flows Used In Investing Activities
During the nine months ended December 31, 2024, net cash used in investing activities was $652.6 million compared to net cash used in investing activities of $593.0 million during the nine months ended December 31, 2023. During the nine months ended December 31, 2024, cash used in investing activities was used for the issuance of loans, net of repayment by customers, in the amount of $341.8 million, and purchase of available-for-sale securities, net of proceeds, in the amount of $234.1 million. During the nine months ended December 31, 2024, cash used for the issuance of loans, net of repayment decreased by $205.9 million compared to the nine months December 31, 2023, due to the decline in the volume of loans issued during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. This shift is attributed to substantial growth in the Freedom Bank KZ's loan portfolio over the nine months ended December 31, 2023, driven by new banking products, partnership agreements, and effective advertising campaigns.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the nine months ended December 31, 2024 was $833.6 million compared to net cash flow from financing activities in amount of $1.9 billion during the nine months ended December 31, 2023. Cash flows from financing activities during the nine months ended December 31, 2024 consisted principally of bank customer deposits received in the amount of $765.7 million, net repayment from obligations under securities repurchase agreements in amount of $157.1 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of 201.7 million, and mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $19.4 million. During the nine months ended December 31, 2024, cash flows from financing activities decreased by $1.1 billion compared to the nine months ended December 31, 2023. This decrease was primarily attributable to a $1.5 billion change in net repayment/proceeds from securities repurchase agreement obligations due to significant growth of the Company's trading portfolio during the nine months ended December 31, 2023, which is mainly financed through the securities repurchase agreements.
CAPITAL EXPENDITURES
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for Freedom EU. Capital expenditures amounted to approximately $8.2 million in fiscal year 2024, with an additional amount of around $2.0 million incurred during the first nine months of fiscal year 2025. The remaining balance of approximately $3.9 million is expected to be incurred in during the 2025 calendar year. We are financing this construction project primarily using our own funds.
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
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan and Central Asia. Total capital expenditures required in connection with Freedom Media over the next five years are currently estimated to be approximately $54 million. We plan to finance our capital expenditures related to Freedom Media primarily using our own funds.
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
We did not declare or pay a cash dividend on our common stock during the three months ended December 31, 2024. Any payment of cash dividends on stock will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Set forth below is a discussion of our short-term and long-term debt.
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of December 31, 2024, $2.2 billion, or 64%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $2.8 billion, or 75% as of March 31, 2024. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 "Securities Repurchase Agreement Obligations" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount up to $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
In December 2023, Freedom SPC established a $1,000,000,000 bond program. Bonds, following issuance under the program, are listed on the AIX and guaranteed by FRHC. On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028 under the program in an aggregate principal amount of $200 million. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%. On September 16, 2024, Freedom SPC authorized a series of $200 million bonds due September 16, 2026 under the program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024.
As of December 31, 2024, there was $466.6 million of Freedom SPC bonds outstanding. The aggregate accrued interest as of December 31, 2024 was $2.2 million.
During the nine months ended December 31, 2024, Freedom Bank KZ established three Kazakhstan law bond programs: (i) a program of up to 100 billion Kazakhstani tenge, of which 7-year bonds for 50 billion Kazakhstani tenge which have been listed on the KASE, with a floating interest rate to be determined following the first trades, (ii) a program of up to 200 billion Kazakhstani tenge, of which 2-year bonds for 36 billion Kazakhstani tenge have been listed on the KASE with a fixed interest rate determined following the first trades, and (iii) a program of up to $300 million, of which 2-

year bonds for $50 million have been listed on the KASE with a fixed interest rate determined following the first trades. None of the bonds within the Freedom Bank KZ's bond programs have been placed to investors. Going forward, Freedom Bank KZ may decide to place any or all of these the bonds as needed to support its liquidity.
NET CAPITAL AND CAPITAL ADEQUACY
A number of our subsidiaries are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. This is done in part by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
At December 31, 2024, these minimum net capital and capital adequacy requirements ranged from approximately $0.2 million to $180.9 million and fluctuate depending on various factors. At December 31, 2024, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $237.4 million. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at December 31, 2024.
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
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. While our active growth strategy has led to revenue growth, it also results in increased expenses and greater need for capital resources. Additional growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. As of December 31, 2024, we had goodwill of $48.2 million.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2024, and March 31, 2024 (not including assets held for sale), a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $122.7 million and $128.9 million incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $142.8 million and $138.3 million incremental rise in the fair market value of the portfolio (not including assets held for sale), respectively.
Foreign Currency Exchange Risk
We have a presence in Armenia, Austria, Azerbaijan, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Kazakhstan, Kyrgyzstan, Lithuania, the Netherlands, Poland, Spain, Tajikistan, Turkey, the United Arab Emirates, the United Kingdom, the United States and Uzbekistan. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
The main market of our operations is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which can fluctuate significantly (e.g., losing up to 17% quarterly during COVID-19 outbreak) relative to the U.S. dollar.
An analysis of our December 31, 2024, and March 31, 2024 (not including assets held for sale) balance sheets estimates that the net impact of a 10% adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a decrease of income before income tax in the amount of $19.8 million and $121.5 million, respectively.

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
As of December 31, 2024, and March 31, 2024, our exposure to equity investments at fair value was $118.8 million and $126.1 million, respectively. Based on an analysis of the December 31, 2024, and March 31, 2024 (not including assets held for sale), balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $11.9 million and $12.6 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2024, we had $2.0 billion in margin lending receivables from our customers, $1.4 billion of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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

We reserve for potential credit losses in the future by recording a provision for credit losses through our earnings. This includes the allowance for credit losses based on management’s estimates of current expected credit losses over the life of the respective credit exposures. These estimates are based on a review of past events, current conditions, and reasonable forecasts of future economic situations that might influence the recoverability of our loans. Our approach to determining these allowances involves both quantitative methods and a qualitative framework. Within this framework, management uses its judgment to evaluate internal and external risk factors. However, such judgments are inherently subject to the risk of misjudging these factors or misestimating their effects. Charge-offs related to our credit exposures may occur in the future. Market and economic changes could lead to higher default and delinquency rates, adversely affecting our loan portfolio's quality and potentially resulting in higher charge-offs. While our estimates account for current conditions and anticipated changes during the portfolio's lifetime, actual outcomes could be worse than expected, significantly impacting our financial results, condition and cash flows.

For description of credit quality of the loans and other details please see Note 7 "Loans Issued" in the notes to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended on December 31, 2024, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 23 "Commitments and Contingent Liabilities", to the interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Item 1A. Risk Factors

As of December 31, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2024 Form 10-K.

Item 5. Other Information

During the period covered by this quarterly report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
Item 6. Exhibits
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
10.01	Employment Agreement dated December 2, 2024 between Freedom Finance Global PLC and Aidos Zhumagulov*†
10.02	Agreement dated November 29, 2024 on Termination of the Employment Agreement dated April 15, 2019 between Freedom Finance Joint Stock Company and Aidos Zhumagulov*
10.03	Supplementary Agreement dated January 2, 2024 to an Employment Agreement dated January 2, 2020 between Prime Executions and Robert Wotczak*
10.04	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Askar Tashtitov*†
10.05	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Evgeniy Ler*†
10.06	Supplementary Agreement dated November 18, 2024 to an Employment Agreement dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov*†
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended December 31, 2024, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.
†    Certain portions of these documents have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: February 7, 2025	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 7, 2025	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer