Form 10-K
period 2025-03-31
Freedom Holding Corp.
filed 2025-06-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025

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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $5,738,457,223.
As of June 11, 2025, the registrant had 61,205,640 shares of common stock, par value $0.001, outstanding.

FREEDOM HOLDING CORP.
Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "we," "our," "us," "our company," "our business" and "Freedom" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to "fiscal 2025," "fiscal 2024" and "fiscal 2023" (or similar references to a respective "fiscal year") mean the 12-month period ended March 31 of the relevant year.
Special Note About Forward-Looking Information
This annual report on Form 10-K contains forward-looking statements (as such phrase is used in the federal securities laws) which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements, other than statements of historical fact, included herein and in the documents incorporated by reference in this annual report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding business strategy, digital fintech ecosystem development, customer base, features and performance of our products and services, including Freedom SuperApp, expansion into telecommunication, media and other markets, expected capital expenditures and plans to finance such capital expenditures, credit ratings, impact of new accounting pronouncements, information security, acquisitions, treasury policy, expected outcome of legal proceedings, our recently announced inclusion in the Russell 3000® Index including expected benefits of enhanced visibility, potential raised profile with institutional investors, and potential increased trading liquidity of our common stock, aims, goals, and plans and objectives. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives.
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
•сhanges in U.S. trade policies or other countries trade policies, including the imposition of tariffs and retaliatory tariffs;
•the direct and indirect effects on our business stemming from Russia's large-scale military action against Ukraine (the "Russia-Ukraine conflict");
•economic sanctions and countersanctions that limit movement of funds, restrict access to capital markets, block access to third party technologies and IT services or curtail our ability to service existing or potential new customers;
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
•our ability to successfully execute our strategy for entry into new business areas, including among others the telecommunications, media and health sectors in Kazakhstan;
•the availability of funds, or funds at reasonable rates, for use in our businesses, including for executing our growth strategy;
•the impact of competition, including downward pressures on fee and commissions;
•our ability to meet regulatory capital adequacy or liquidity requirements, or prudential norms;
•our ability to protect or enforce our intellectual property rights in our brands or proprietary technology;
•our ability to retain key executives and recruit and retain personnel;
•the impact of rapid technological change, including incorporation of artificial intelligence (AI) technologies into products and processes;
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
•the impact of armed conflict in Israel and Gaza, India-Pakistan conflict, and any possible escalation of such conflicts or contagion to neighboring countries or regions;
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
You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they are incorporated by reference. We, except to the extent required by law, undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
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

PART I
ITEM 1. BUSINESS
OVERVIEW

Freedom Holding Corp. ("FRHC") is organized under the laws of the State of Nevada and acts as a holding company for all of our subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, and insurance products. We also own several ancillary businesses and lifestyle solutions, which complement our core financial services businesses, including payment and information processing services, entertainment and travel ticketing services, e-commerce business, and telecommunications and media businesses in Kazakhstan that are in a developmental stage.

Our mission has always been to democratize access to financial markets for global customers. Our company was founded to provide access to the international capital markets for retail brokerage customers and has rapidly grown providing a world-class digital infrastructure that has led to innovative, integrated financial technologies that address customer needs in Kazakhstan, our home market, and dozens of other countries across Europe, Asia, and North America.

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey and we also have representative offices in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, the Netherlands, Poland and Spain. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2025, we had 8,691 full-time employees, 202 offices (of which 49 offered brokerage services, 56 offered insurance services offices, 30 offered banking services and 67 offered other financial and non-financial services) and 683,000 retail brokerage customer accounts.

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

Financial information concerning us, our business segments for each of the years ended March 31, 2025, 2024 and 2023 is included in Part II Item 8 "Financial Statements and Supplementary Data" of this annual report.
Our Corporate History
Reverse Acquisition Transaction
Founded as its current business in 2015, FRHC draws its origins from two companies: BMB Munai, a Kazakhstani energy company founded in 1981, and Freedom Finance, a brokerage company founded by Timur Turlov in Kazakhstan in 2011.

BMB Munai was originally incorporated in the State of Utah in July 1981. In December 2004 it redomiciled to the State of Nevada. In November 2015, BMB Munai entered into a reverse acquisition agreement with Timur Turlov, whereby the company changed name to Freedom Holding Corp., to acquire 100% ownership interests in several companies, owned by Timur Turlov. These acquisitions closed in several stages from November 2015 to November 2017 as required audits and regulatory approvals were received. At the completion of the acquisitions, Timur Turlov was our controlling shareholder.
Significant Historical Milestones
In 2019 FRHC's shares were listed on Nasdaq.

In December 2020, we acquired Kassa Nova Bank JSC, a Kazakhstan consumer bank with 10 branch offices across Kazakhstan, which in May 2024, we renamed Freedom Bank Kazakhstan JSC ("Freedom Bank KZ").

In December 2020, we acquired Prime Executions, Inc. ("PrimeEx"), a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange, which represented our initial entry into the U.S. market. In January 2022, PrimeEx received regulatory approval from FINRA to conduct specific types of investment banking business.

In May 2022, we acquired two insurance companies, Freedom Finance Life JSC ("Freedom Life") and Freedom Finance Insurance JSC ("Freedom Insurance"). These two companies had been 100% controlled by the Company's chief executive officer, chairman of the Board of Directors and majority shareholder, Mr Timur Turlov, at the time of the acquisition.
In February 2023, we completed the divestiture of our Russian business units what included, inter alia, Freedom RU and its subsidiaries.
In 2024, as part of our digital fintech strategy, we launched our expansion into the Kazakhstan telecommunications market with the goal of offering a diverse range of telecommunications and related services through our subsidiary, Freedom Telecom. This expansion path has involved a series of acquisitions of local telecommunications companies. Additionally, we established Freedom Media LLP with the aim of building a regional streaming platform for Kazakhstan and the broader Central Asian region.
In April 2024, Freedom Bank KZ launched SuperApp, an all-in-one financial platform offering banking, payments, and investment services. The app enhances customer experience with seamless account management, real-time portfolio tracking, and personalized recommendations.
Our Business Strategy
Our focus has been to establish ourselves as a leader in the financial services industry, serving individuals and institutions by offering them efficient access to international capital markets and market-leading financial services.
We focus on building financial products that combine advanced technology with simple, reliable, and intuitive user experience. Whether it is trading, banking, payments, or insurance, our goal is to offer best-in-class solutions that work seamlessly across different countries, comply with local regulations, and meet the everyday needs of our customers. We invest in continuous product development, using customer feedback, usage data, and market trends to improve and expand our products and services. By doing so, we aim to lead not just through scale, but by the quality and usability of the products we deliver - setting a high standard in every market we operate.
We provide an integrated ecosystem: Freedom's proprietary cloud stack - anchored by the Freedom SuperApp for everyday finance and Tradernet for multi venue trading - is the Group's operating system. Every current or future service (payments, banking, insurance, lifestyle commerce, and forthcoming connectivity layers) is engineered as a usable module in this architecture. Each addition enlarges the network of services available to every customer, deepens engagement through richer data insights, and unifies the customer’s experience across geographies. We strive to leverage big data analytics and predictive AI within our ecosystem to better understand, anticipate, and proactively address customer needs, thereby enhancing customer satisfaction, retention, and overall value.
Strategic goals
•Regional and Global Expansion. Our primary strategic goal is to build a network of banks, brokers, and digital financial infrastructure that connects markets across Central Asia, the Caucasus, and beyond. By applying our expertise in digital finance, we aim to build a cross-border banking network that links key markets from Asia to Europe - enabling seamless transactions and supporting our brokerage operations in each jurisdiction, while fostering deeper economic integration across the region. To achieve this, we pursue selective acquisitions of companies whose licenses, technology or expertise enhance our platform - such as fintech providers, digital commerce enablers, and lifestyle service companies. These additions allow us to expand our service offering, deepen our presence in each market, and increase the overall value of our ecosystem for customers.
•Data-Driven Customer Understanding. Big data and machine learning are core to our strategy as we scale and expand into new markets. By building advanced data infrastructure and analytics capabilities, we are able to better understand customer behavior, tailor products and pricing, and enhance engagement across our ecosystem. This data-driven approach also supports smarter decision-making and helps us identify the right partners, anticipate market trends, and allocate resources effectively. As our ecosystem grows, investing in the ability to acquire, process, and apply data at scale remains a key priority.

Governance and Regulatory Focus.
A central compliance office designs group policies and technology, while locally licensed officers tailor and enforce them in their jurisdictions. From the first click of onboarding, each customer and transaction is run through automated KYC, AML/CTF and sanctions screening embedded in our trading engine and fed by leading global data providers. Ongoing trade surveillance, whistleblower channels and independent audits keep the framework transparent and adaptive.
PRODUCTS AND SERVICES
Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in Part II Item 7 of this annual report and Note 29 "Segment Reporting" in the notes to consolidated financial statements included in Part II Item 8 of this annual report.
Our Brokerage segment primarily focuses on retail brokerage and broader investment banking services. Our Banking segment encompasses lending, deposit services, payment card services, money transfers, and correspondent accounts, supporting both individual and corporate customers with innovative digital financial solutions. Our Insurance segment offers life and general insurance services. Our Other segment includes payment processing services, e-commerce, online ticket sales, and new business areas including telecommunications and media services. We also engage in proprietary securities trading activities through each of our four segments.
The expansion of our retail customers’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have experienced a significant increase in retail customers' activity across these key markets, which has been instrumental in scaling our business. Below is the table with number of our customer for our key segments as of the date indicated:

	Number of customers as of March 31, 2025	Number of customers as of March 31, 2024
Banking	2,515,000	904,000
Insurance	1,170,000	534,000
Brokerage	683,000	530,000
Other	605,000	119,000
Banking Segment

In our Banking segment we offer a range of retail and commercial banking products and services in Kazakhstan. With total assets exceeding $4.4 billion as of March 31, 2025, Freedom Bank Kazakhstan JSC ("Freedom Bank KZ") is ranked among the top eight institutions in the country based on total assets as of April 1, 2025, according to National Bank of Kazakhstan (the "NBK") and serves more than 2.5  million retail, SME and corporate customers. The bank extends our capital‑markets heritage into everyday finance, providing the funding, payments and credit backbone of the wider Freedom ecosystem.

As of March 31, 2025, Freedom Bank KZ assets decreased by 10%, trading portfolio decreased by 38%, loan portfolio increased by 16%, deposit portfolio increased by 41%, held-to-maturity and available-for-sale securities increased by 100% in comparison with March 31, 2024. As of March 31, 2025, we had 3,003 employees in our Banking segment, all of which were full-time employees.

In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIC") administers the deposit insurance system. The KDIC insures deposits in the case of liquidation of a bank-member of the KDIC fund. Deposits are insured up to 20 million Kazakhstan tenge (approximately $40,000 as of March 31, 2025) per customer. In our Banking segment we also conduct proprietary securities trading activities.

Strategy and Competitive Position

•Digital core: All key processes - onboarding, credit decisioning, account servicing - run on cloud infrastructure with biometric ID and live links to government and credit‑bureau databases.
•Ecosystem integration: Banking functionality is embedded in the Freedom SuperApp and Tradernet platforms, enabling seamless money movement between brokerage, payments and lending.
•Focused physical network: Twenty‑nine service centers across Kazakhstan (plus a branch in Tajikistan) support complex transactions and cash services; the majority of new business originates through mobile and web channels.
Products and Services

Freedom Bank KZ offers deposits, multi‑currency payment cards, consumer and SME loans, payment and acquiring solutions. A detailed description of these products, including our credit products, card products and lifestyle services is provided in "Digital Fintech Ecosystem" below in this Item 1.
Insurance Segment
In May 2022, we acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to our acquiring these companies, each was wholly owned by our controlling shareholder, chairman of the Board of Directors and chief executive officer, Mr Timur Turlov. We acquired these companies from him at the historical cost paid by him plus amounts he had contributed as additional paid in capital since his purchase. These companies were initially acquired by Mr Turlov, not initially acquired directly by us, because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. The purchase price paid by the Group for Freedom Insurance was $12.4 million and the purchase price for Freedom Life was $12.1 million.

We believe incorporating the offerings of these insurance companies with our brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan, allows us to offer an integrated, efficient and convenient single source for financial services in Kazakhstan.
•Freedom Life. Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. Freedom Life has an S&P Global Rating of "BB" on the international scale with a "Stable" outlook. As of March 31, 2025, Freedom Life had 572,872 customers and 1,038,516 active contracts. "Active contracts" refers to insurance policies that are currently in force, meaning they have been issued and are not expired, canceled, or otherwise inactive as of the reporting date. As of March 31, 2025, Freedom Life had total assets of approximately $554 million and total liabilities of approximately $465.9 million. During the fiscal year ended March 31, 2025, Freedom Life experienced a 156% increase in gross insurance premiums written as compared to the fiscal year ended March 31, 2024 and recognized a net profit of approximately $15.3 million. As of March 31, 2025, Freedom Life's market share in the Kazakhstan life insurance market was 25% based on gross written premiums for life insurance, and it held an approximately 74% market share in the Kazakhstan voluntary life-related accident insurance market, in each case according to the National Bank of Kazakhstan (NBK).
•Freedom Insurance. Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. Freedom Insurance has been assigned "BB-" rating with a stable outlook and "kzA-" national scale rating by S&P Global Ratings. Freedom Insurance distributes its products and services through different channels such as the internet, payment terminals and a call center. By utilizing its digital solutions, Freedom Insurance's customers can purchase Freedom Insurance products within as little as five minutes and have a personal account for managing policies. As of March 31, 2025, Freedom Insurance had 597,375 customers and 824,838 active contracts. As of March 31, 2025, Freedom Insurance had total assets of approximately $157.4 million and total liabilities of approximately $105.5 million. During the fiscal year ended March 31, 2025, Freedom Insurance had an 107% increase in written insurance premiums received as compared to fiscal 2024 and recognized net profit of approximately $15.3 million. According to the NBK, as of March 31, 2025, Freedom Insurance had an approximately 6% share of the total Kazakhstan general insurance market based on total assets and had an approximately 7% share of the Kazakhstan car owners liability insurance market based on insurance premiums received.
In our Insurance segment we also conduct proprietary securities trading activities.

As of March 31, 2025, we had 56 offices and 996 employees, including 976 full-time employees and 20 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Brokerage Segment
As of March 31, 2025, in our Brokerage business segment we had 49 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, UAE and Kyrgyzstan. Freedom KZ and Freedom Finance Global PLC ("Freedom Global") are professional participants on the Kazakhstan Stock Exchange ("KASE") and the Astana International Exchange ("AIX"). Foreign Enterprise Freedom Finance LLC ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE"), the Uzbek Republican Currency Exchange ("UZCE") and International Trading System Limited ("ITS"). PrimeEx is a professional participant on the New York Stock Exchange ("NYSE"). Freedom Finance Armenia LLC ("Freedom AR") is a professional participant on the Armenia Stock Exchange ("AMX"). Freedom Broker LLC is a professional participant on the Kyrgyz Stock Exchange ("KSE").
Freedom Finance Europe Limited ("Freedom EU") oversees our European region operations, including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, Lithuania, Poland and Spain. Through Freedom EU, we provide transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter ("OTC") securities by all Freedom group securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU.
We entered the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of Nasdaq, NYSE & FINRA, as well as SIPC insured. PrimeEx, doing business as Freedom Capital Markets ("FCM"), provides a full range of broker-dealer services, including, research sales and trading services for institutional accounts, investment banking services such as M&A, underwriting and capital markets advisory services and a research department that provides independent and objective investment research through research reports, recommendations and investment ideas to assist customers in making informed decisions.
As of March 31, 2025, we had 1,784 employees in our Brokerage segment, including 1,779 full-time employees and 5 part-time employees.
•Securities brokerage services. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Customers can establish accounts and conduct securities trading with transaction-based pricing both through online tools and at retail locations. We market our brokerage services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities. We offer full-service retail brokerage services covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, derivatives, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule that aligns with local practices in the markets where we operate. We provide our brokerage customers with access to the U.S. stock markets, and a significant amount of our brokerage business relates to trading in U.S.-exchange listed and OTC securities by our brokerage customers.
A majority of our non-US customer brokerage transactions are executed through over-the-counter (OTC) arrangements with our non-U.S. market maker customer. All such transactions are carried out under margin-trading principles. These transactions are typically internalized with the market maker customer acting in the principal capacity and are settled on a cash basis through a prime broker and clearing firms. Under this margin-account settlement process, the securities are credited to the purchaser and, where necessary, borrowed by a market maker customer within the prime broker's and clearing firm’s custody, thereby eliminating any external delivery or locate requirement at execution. Relevant short positions are sufficiently collateralized by securities and cash in the market maker customer's margin account. We use the services of third-parties, including some U.S.-registered securities broker dealer and clearing firms to execute our trades. Our execution practices are designed to provide competitive outcomes for customers, including access to a broad range of liquidity sources, efficient price formation, and adherence to internationally recognized standards for best execution. We apply risk management controls that include counterparty oversight, exposure monitoring, and sufficient collateralization.

These execution models differ from those employed by U.S. broker-dealers that operate within U.S. domestic clearing and custody frameworks. Market structures, execution logistics, and post-trade arrangements may vary across jurisdictions, where we operate and may not be directly comparable to U.S.-based models.
For individual and institutional brokerage customers, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the customer or may use such financial instruments for our own account or the account of another customer. We maintain omnibus brokerage accounts for certain institutional brokerage customers, in which transactions of the underlying customers of such institutional customers are combined in a single account with us. We may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours. See "Margin lending" below.
•Margin lending. We grant margin loans to our brokerage customers, collateralized by securities and cash in the customer's account, for application to a portion of the purchase price of securities, and we receive income from interest charged on such margin loans.
•Investment banking. Our investment banking business, which includes underwriting and market making activities, is carried out by professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products. Our investment banking team focuses on multiple sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. In particular, in Kazakhstan many commercial banks are primarily focusing their financing activities on large or state-owned enterprises, and commercial lending sources impose loan structures and debt covenants that preclude many companies from obtaining such lending. This has created growing interest in and demand for our investment banking services in Kazakhstan. In the United States, our investment banking activities include, among others, underwriting of debt and equity offerings on both a "best efforts" and a firm commitment basis. In the equity capital markets area, we provide capital raising solutions for corporate customers through initial public offerings and follow-on offerings, including listings of companies on stock exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares. In the debt capital markets area, we offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate issuers in the emerging markets.
In our Brokerage segment we also conduct proprietary securities trading activities.
As of March 31, 2025 and 2024, respectively, we had approximately 683,000 and 530,000 total brokerage customer accounts respectively, of which more than 63% and 58% respectively had positive cash or asset account balances. As of March 31, 2025, we had approximately 151,000 active accounts, as compared to 96,000 active accounts as of March 31, 2024. We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. The increases in the number of brokerage customer accounts during the fiscal years ended March 31, 2025 and 2024 were due to organic growth of our brokerage business.
Other Segment
As of March 31, 2025, in our Other segment we had 67 offices and 2,981 employees, including 2,933 full-time employees and 48 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have established subsidiaries in Kazakhstan with a view to developing a telecommunications business and a media business, respectively, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. The Other segment accounted for $144.0 million, or 7%, of our total revenue, net for the fiscal year ended March 31, 2025. This revenue was mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
Digital Fintech Ecosystem
We operate as a single ecosystem that delivers multicurrency banking, payments, credit, brokerage, insurance, merchant acquiring and selected lifestyle services through one login and interface. Each service is built to interoperate with the others - balances transfer instantly, loyalty rewards accrue across products and customer data is captured only once, so the combined offering is more useful to customers and more efficient for us.

According to our growth model, we add new capabilities in two ways. First, we develop products in‑house, using common technology and ensuring product compliance with applicable laws, regulatory requirements, industry standards and internal regulations. Second, we acquire focused businesses that either deepen an existing service or introduce a complementary one. Acquired platforms are migrated to the common architecture and made available through the same front end, which preserves a seamless user experience.

Big Data and Efficiency
Our operating entities share customer transaction flows, interactions and profile updates to big data. Predictive AI models built on this consolidated record set personalized products and services, adjust credit limits, rank cross-sell offers and screen payments for fraud or sanctions within milliseconds, allowing low‑risk traffic to settle automatically while only exceptional cases move to manual review. Integration with government services enrich the dataset with verified third‑party information, so loan and account forms are pre‑filled and collateral ownership confirmed without paper, reducing onboarding from days to minutes. The combined effect - smarter targeting, faster fulfillment and fewer manual touch‑points lowers acquisition cost and raises both customer lifetime value and retention.
Freedom SuperApp
The Freedom SuperApp is the Group’s front end for all retail and SME services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, investment, card management and lifestyle commerce. All modules are built on a micro‑services architecture with open APIs (Application Programming Interface) to over thirty government and commercial data sources.
Monthly active users (MAU) climbed to 1.02 million in March 2025, up 12 % year‑on‑year, while daily active users (DAU) averaged 183 000. Management attributes this expansion to the roll‑out of high‑impact digital products - notably the seven‑currency SuperCard, one‑tap digital mortgage and Invest Card and to the tiered loyalty program and referral program, which credits generous cashback in Freedom Currency and rewards heavier use of contactless, in‑app and marketplace transactions.

The table below shows the growth of our SuperApp user base for the year ended March 31, 2025.

Registrations number
Percentage of growth
2,1 mln
2 mln
1,8 mln
1,6 mln
1,4 mln
1,2 mln
1 mln
800K
600K
500K
400K
300K
200K
100K
0
Freedom SuperApp and Freedom Currency launch
Launch of the Loyalty Program
Launch of the Referral Program
107 097
161 228
+51%
203 356
+26%
241 800
+19%
278 078
+15%
315 523
+13%
366 528
+16%
426 600
+16%
536 135
+26%
1,3 mln
+142%
1,7 mln
+23%
1,8 mln
+13%
april 2024
may 2024
june 2024
july 2024
august 2024
september 2024
october 2024
november 2024
december 2024
january 2025
february 2025
march 2025

•Accounts and payments. The SuperApp supports balances in KZT, USD, EUR, RUB, CNY, TRY, AED and Freedom Currency, an exchange‑traded note linked to Freedom Holding Corp. common stock (NASDAQ: FRHC). Card and wallet transactions clear through Visa and Mastercard.
•Wealth integration. The My Assets dashboard consolidates deposit, securities, vehicle and real‑estate holdings into a real‑time net‑worth view and generates secured‑loan offers where collateral is available.
•Loyalty program. A four‑tier structure (Standard, Silver, Gold, Platinum) bases monthly status on average balance, transaction count and ecosystem spend. Base cashback ranges from 1 % to 4%, with additional incentives for NFC payments, in‑app purchases and partner verticals. Rewards are paid in Freedom Currency.
•Lifestyle marketplace. Embedded verticals include ticketing (cinema, concerts), travel bookings (Freedom Travel), grocery delivery (Arbuz) and on‑demand home services (Naimi). Customers elect to pay in cash, by installment credit or with accumulated loyalty rewards.

9:41
Loyalty Program
Standard
Close
Monthly average balance level
from 0.1 KZT to 100,000 KZT
Base cashback 1%
Task "Purchases" +1%
cashback for completing the task
Payments via Apple Pay +2%
additional cashback...
Purchases in the ecosystem up to 23%
cashback from partners
Cashback limit 50 000 ₸

Loyalty Levels

Loyalty program levels: Standard, Silver, Gold, Platinum.

Silver

Base cashback	2%	ⓘ
Payments via Apple Pay Additional cashback	+2%	ⓘ
Cashback limit	100 000 ₸	ⓘ

Gold

Base cashback	3%	ⓘ
Payments via Apple Pay Additional cashback	+2%	ⓘ
Cashback limit	150 000 ₸	ⓘ

Platinum

Base cashback	4%	ⓘ
Payments via Apple Pay Additional cashback	+2%	ⓘ
Cashback limit	200 000 ₸	ⓘ

Cashbacks in the ecosystem up to 30%

Insurance
Cashback up to 23%
Aviata
Cashback 5%
Life
Cashback 20%
Ticketon
Cashback 8%
Choco
Cashback 10%
Mobile
Cashback up to 30%
Arbuz
Cashback 15%
Drive
Cashback 5%
Naimi
Cashback 10%

Credit products. All core lending lines - residential mortgage, consumer auto finance, and SME working‑capital or equipment loans operate on the same end‑to‑end digital rail inside the SuperApp. Applicants authenticate with biometric ID, whereupon the platform automatically pre‑loads supporting data:
•Digital mortgage. Property details, income records and tax data are pulled automatically from state registries; an Automated Valuation Model supplies the valuation, and loan documents are e‑signed. Average time from application to disbursement is now under 24 hours versus several weeks under the legacy process.
•Digital auto loan. VIN and pricing data stream in real time from more than 300 partner dealerships and the national vehicle register. Compulsory car insurance is bundled automatically, contracts are e‑signed, and funds reach the dealer the same day, allowing immediate vehicle delivery.
•SME digital loan. Open‑banking feeds import turnover data, while the tax‑authority API confirms real‑time filings and licenses. Working‑capital lines are approved and loaded onto a corporate card within one business day; post‑funding transaction data flow back into the Bank’s big‑data lake for ongoing limit and risk management.
Card products. Freedom Bank issues a vertically integrated family of Visa and Mastercard instruments, all opened, funded and controlled inside the SuperApp and if desired printed on‑the‑spot at a Cardomat kiosk after biometric KYC. Each card rides the same seven‑currency ledger (KZT, USD, EUR, RUB, CNY, TRY, AED) and can be tokenised into Apple Pay, Google Pay or Samsung Pay within minutes of approval.
•SuperCard (flagship multi‑currency debit). Balances in any of seven currencies earn daily interest; real‑time FX spreads tighten for higher‑tier loyalty members. Collectible card faces - licensed designs from DC, Naruto and Rick & Morty - help segment the mass‑affluent and Gen‑Z markets and drive organic social promotion.
•Freepay Card (revolving and installment credit). An on‑demand limit is attached to the same account. For pay‑in‑full purchases the card behaves like debit; for larger tickets the SuperApp offers zero‑interest installments or a revolving option at the point of sale. Credit limits and rates adjust dynamically based on spending, bureau performance and internal behavioral scores.
•Invest Card (brokerage‑linked). Sale proceeds from a customer’s Tradernet account sweep instantly to the card ledger, allowing securities liquidity to fund day‑to‑day purchases without pre‑planning. Unspent card balances can be routed back to the brokerage account with one tap, eliminating idle cash drag. The product is the first of its kind in Kazakhstan and materially increases trading stickiness and interchange income.

•Power Card (parental‑control prepaid). Designed for children aged 5‑18, the card lets parents set spend ceilings, merchant category blocks and usage hours. APIs to education platforms trigger micro‑cashback for good grades and attendance, reinforcing financial literacy and retention of the next generation of customers.
•Premium Deposit Card (Visa Infinite / Mastercard World Elite, launch Q2 2025). A bundled high‑yield deposit account and metal card offering global lounge access, concierge service, travel insurance and elevated loyalty earn rates. The entire application journey from KYC to contract signing is executed in‑app; the card is delivered by courier once documentation is verified.
SME functionality - Freedom Business
Freedom Business extends the SuperApp to legal entities, providing mobile access to current accounts, FX, payroll and tax payments. Merchants can issue QR invoices, manage POS devices and create an online store without coding skills. Sales data transmit automatically to the tax authority (OFD) and feed the Bank’s credit models, enabling pre‑approved overdrafts and instalment financing offered through the affiliated micro‑finance company, Freedom Finance Credit.
Technology, big‑data analytics, security and compliance. A central data lake ingests click‑stream activity, transaction records, credit‑bureau updates and third‑party feeds (e.g., property registries, vehicle VIN databases). The dataset anchors all advanced analytics:
•Proprietary scoring models combine multiple behavioral and financial variables to inform loan decisions and credit‑line recalibrations.
•Real‑time antifraud and sanctions screening leverage graph analytics against Dow Jones, World‑Check and national registries.
•Personalized product recommendations and loyalty boosters are generated by machine‑learning models that evaluate balance trends and purchase histories.
Big‑data platform reduced manual compliance processing times from up to two days to approximately eight minutes, while maintaining independent audit‑trail requirements.
Tradernet Platform
Tradernet is our flagship online trading platform designed for a wide range of investors, offering a comprehensive and user-friendly trading experience. The platform allows users to trade a diverse array of financial instruments, including stocks, options, and ETFs from major global exchanges such as KASE, AIX, NYSE, Nasdaq, ATHEX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse, EUREX, ICE, SGX, HKFE, CFE, CBOE Europe and ITS.
•Accessibility and user interface. Accessible via both web and mobile platforms, Tradernet allows users to monitor and manage their investments in real-time from any location with internet connectivity. The platform's interface is designed to be intuitive and customizable, offering tools for technical analysis, portfolio management, and market monitoring. These features cater to both beginner traders, who benefit from the platform's simplicity, and advanced traders, who appreciate its sophisticated analytical tools.
•Data platform and operational efficiency. Tradernet features an advanced order routing system that facilitates trades to be executed at the best possible prices by directing orders to the most favorable markets. At the heart of Tradernet is a robust data platform that provides real-time market data and analytics. This platform supports various trading activities by offering comprehensive data on securities, enabling users to make informed decisions. The back-end infrastructure of Tradernet is designed to handle high volumes of transactions securely and efficiently, promoting the platform's reliability and performance even during peak trading times. Tradernet back office solutions automate many administrative processes, reducing the need for manual intervention and minimizing errors. The back-office system handles transaction processing, compliance checks, and real-time account monitoring, for smooth and efficient operations. The integration of Tradernet's back-office system with the trading platform allows for the efficient management of trading accounts and commissions, which helps to enable accurate reporting and payment processing. Compliance and risk management are integral parts of Tradernet's back-office solutions. The system includes advanced compliance features to enable trading activities to adhere to relevant regulations, which is crucial for maintaining the platform's integrity. Additionally, risk management tools help monitor customer positions, margins, and overall exposure, providing timely alerts and advice to manage risks effectively.
•Education and support. Tradernet places a strong emphasis on education and support, providing extensive resources such as tutorials, webinars and market analysis reports. This enables users to make informed trading decisions. The platform also offers customer support to assist users with any issues they may encounter.
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC.
Our telecom services will be offered as a separate product and as bundles with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient. Management expects the FWA grid to evolve into the backbone for a future mobile operator, providing additional distribution capacity for our digital services and generating new data streams that feed our predictive AI models. The combined effect should widen our addressable market, deepen engagement across product lines and further reduce the unit cost of serving each customer.
During fiscal 2024, we established Freedom Media LLP ("Freedom Media") as a subsidiary of Freedom Telecom that is intended to become a national media platform in Kazakhstan offering tailored streaming services to the Kazakhstan and broader Central Asia markets. This platform is built and developed to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and exclusive content across multiple genres.
INFORMATION TECHNOLOGY
Our business model places heavy reliance on information technology to offer customers a seamless digital experience, meet their diverse needs, in adherence to regulatory requirements and information security standards. To support sustainable development and growth of a digital fintech ecosystem, we focus on the continuous development of our information technology systems empowering customers with accelerated time-to-market for digital products while enhancing predictability. We seek to harmonize technology governance approaches across all of our businesses and centralize key IT and information security processes.
We have implemented a technology strategy aimed at building a robust technological infrastructure, fostering innovation, and enhancing user experiences. This strategy is designed to leverage technology as a key driver of success within our group. We seek to continuously adapt to the rapidly evolving digital landscape and to align our technological capabilities with the changing needs of our customers and stakeholders. By fostering innovation, enhancing collaboration, and prioritizing business continuity and growth, we aim to establish a strong technological foundation that supports our strategic objectives. See "Digital Fintech Ecosystem" above.
COMPETITION

We continue to face intense and evolving competition across all regions and service areas in which we operate. The financial services and brokerage industries, in particular, remain highly competitive and are marked by rapid technological advancements, changing regulatory frameworks, and increasing customer demand for integrated digital solutions and global market access.

We compete with international, regional, and local brokerage, banking, and financial services firms, many of which offer a broader array of services, possess greater capitalization, have more extensive global infrastructure, and benefit from well-established brand recognition. However, we believe our focus on innovation, customer-centric technology, and regional market expertise gives us distinct competitive advantages.

In Kazakhstan, our primary competitors in the brokerage space remain Halyk Finance, BCC Invest, and First Heartland Securities. While these firms benefit from strong domestic reputations and relationships, our integration with global capital markets through direct access to U.S. and European exchanges - coupled with digital brokerage infrastructure - positions us as a leader in cross-border investment facilitation in Central Asia.

In the banking sector, Freedom Bank KZ continues to expand its footprint. Its main competitors include Halyk Bank, Kaspi Bank, and Bank CenterCredit. While our competitors maintain dominant positions in retail and SME banking, we differentiate ourselves through our investment-driven banking model, digital-first service delivery, and unique synergy between our banking and brokerage operations, offering customers seamless integration of financial services under one platform.

In the insurance sector, Freedom Life and Freedom Insurance, operate in Kazakhstan's competitive life and general insurance markets. Key life insurance competitors include Halyk-Life, Nomad Life, and European Insurance Company (EIC). In the non-life insurance segment, our main competitors are Eurasia Insurance Company, Kommesk-Omir, and Victoria Insurance Company. While these firms benefit from scale and long-standing market positions, we differentiate our offering through digital-first distribution, investment-linked insurance products, and integration with our banking and brokerage platforms.

In Europe, we compete with digital-first brokers such as eToro and Interactive Brokers. These firms offer scale, brand recognition, and user engagement through social trading (eToro) and broad market access (Interactive Brokers). Nonetheless, our European customers benefit from curated research, access to U.S. pre-IPO markets, and personalized service tailored to emerging market investors seeking to diversify internationally areas where we maintain a niche edge. In the United States, our competition includes boutique investment banks and capital markets firms such as Needham & Company, Craig-Hallum Capital Group, and Oppenheimer & Co. These institutions have longstanding customer bases and capital markets experience. However, we aim to distinguish ourselves by leveraging our cross-border capital raising capabilities, our presence in fast-growing emerging markets, and our strength in supporting undercovered issuers.

In 2024, we initiated a strategic expansion into the telecommunications and media sectors in Kazakhstan, supported by a large domestic bond issuance in the AIX. As a result, we may also face competition from leading telecommunications operators, such as Kazakhtelecom, Tele2/Altel, and Beeline Kazakhstan, as well as from domestic and international media content providers. This expansion represents a diversification strategy aligned with our vision of becoming a digital ecosystem that connects finance, media, and communications.
HUMAN CAPITAL
We employ a talented team of well-educated and experienced employees spanning 22 countries. As of March 31, 2025, we had 8,764 ( 8,691 full-time and 73 part-time) employees in the following regions: Central Asia - 8,166, Europe - 285, Middle East - 262, USA - 51). As of March 31, 2025, our workforce was 4,212 women and 4,479 men. Our operations, particularly in countries with integrated multi-ethnic cultures, create a naturally ethnically diverse workforce. We abide by applicable employment laws across all jurisdictions where we have offices.
We believe our employees are our most important investment, and we are committed to providing them:
•a safe and positive work environment;
•opportunities to learn, grow, and advance in their careers;
•clear instructions of our expectations and the right tools to achieve success; and
•fair compensation, benefits and recognition for their work.
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
We teach practical job skills with a view to improving job satisfaction for our employees, and by extension, strong company performance. We provide internal mentoring and training programs to enable new hires to quickly adapt to our work culture and demands. Our mentorship program helps foster relationships within our companies to engender loyalty and unity among employees.
We provide regular, systematic core educational opportunities and many advanced trainings to enable our employees to continue their professional growth, which contributes to higher standards of knowledge and skill sets of our employees. These opportunities include a wide range of optional internal and external corporate trainings as well as mandatory internal trainings on industry work standards. Advanced individual programs are provided based on an array of topics to meet the dynamic interests of our teams.

Compensation and Benefits
We provide compensation packages that include competitive pay, bonuses, paid time off (PTO) and benefits with a focus on a performance-based system of incentives and recognition. Salary increases are determined based on the performance of the employee, length of service, as well as market pay rates and other parameters.
Human Rights
Our approach to respecting human rights and managing related risks is set forth in our Human Rights Policy adopted by our Board in 2024. It affirms our commitment to respect human rights in accordance with the United Nations Universal Declaration of Human Rights. The Policy includes our human rights commitments in relation to employees, customers, business partners, and local communities, and is compulsory for all directors, officers and employees of the Company, our subsidiaries, and individuals acting on the Company's behalf.
We are committed to providing equal opportunities and non-discrimination in the recruitment and employment processes. We oppose modern slavery and human trafficking, child and forced labor, and do not tolerate any violence or harassment in the workplace. We provide decent working conditions, fair pay, development opportunities and respect the data of employees, customers, and business partners.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Today, ESG principles are essential in determining the direction of development of companies that are committed to a responsible approach to the impact of their activities on the environment, society, and economy. Freedom Holding Corp. is among them, and we have been working extensively in this direction.

Since 2023 the Company discloses its sustainability data on its website. The data is prepared with a view to aligning with the Global Reporting Initiative (GRI) Standards and the Sustainability Accounting Standards Board (SASB) Standards.

Social

We place strong emphasis on having a favorable working environment and supporting our employees and serving the communities in the regions where we operate.

Employee Development and Corporate Activities

We recognize that success is inextricably linked to well-developed human capital, and we seek to attract the most qualified persons for our workforce. We invest in enhancing employees' professional knowledge, skills, and abilities by allocating funds for training and implementing free corporate educational activities available online.

We have established principles of ethical behavior that are contained in our Code of Ethics and Business Conduct, which defines the norms and standards to which all employees of our company must adhere. We pay attention to the personal and career development of our personnel.

Our subsidiaries offer a range of benefits packages, including corporate communication services, gym membership subsidies, and benefits related to certain of the Company's banking and insurance products. We also strive to foster a healthy work-life balance for our employees. To support this, we organize corporate events, holidays, team-building activities, and sports tournaments in chess, football and running.

Shapagat Corporate Fund

Our Freedom Shapagat Corporate Fund (the "Fund"), founded in August 2023, is a non-profit organization, which is a subsidiary of the Company, established through voluntary contributions from Freedom Holding Corp. The Fund, through collaboration with various organizations, pursues social, charitable, cultural, educational, environment protection, sports development, and other socially beneficial goals.

External Social Projects

We endeavor to support and contribute to sports, culture, and education in the communities in which we operate through various forms of financing, including charity and sponsorship activities via the Fund and other subsidiaries of Freedom Holding Corp. We recognize the social responsibility of businesses and seek to create a positive impact on the regions where we operate. In fiscal year 2025, the support we provided for such activities included the following:

•We continued our support for the development of chess in Kazakhstan. During the fiscal year ending March 31, 2025, the Fund has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, and training camps.
•We supported the International Biology Olympiad (IBO), a prestigious competition among secondary school students from around the world, by financing its opening and closing ceremonies.
•We acted as the General Partner of the Kazakhstan Collegiate Programming Federation for its participation in the final round of one of the largest international competitions in the IT sphere, the ICPC World Finals 2024, in Astana.
•In 2024, we provided financial support for construction of a new center for advanced technologies, development, and research began at SDU University in Almaty. The new university building will serve as a hub for conducting research in the fintech field. The modern campus, opened in March 2025, features AI labs, fintech research centers, financial literacy zones, and interactive educational spaces.
•Freedom Holding Corp. continued supporting the development of various sports in Kazakhstan, including football, tennis, and cycling.
•We continued supporting the "Teach for Qazaqstan" initiative with funds covering operational costs and holding educational events. As part of the initiative, teachers receive access to master classes, seminars and specialized training modules aimed at creating a supportive and stimulating learning environment.

Freedom Academy provides online and in person training courses and webinars in financial literacy to the public. The goal of this program is to generally expand knowledge about financial literacy and teach the basics of exchange trading so that participants can more knowledgeably trade and reduce the risk of financial mistakes in the future.

Environment

In fiscal year 2025, we continued carrying out ESG diagnostics to identify key opportunities and recommendations on increasing the efficiency of our activities in the environmental sphere.

In January 2025, we carried out an inventory of greenhouse gas emission sources, covering direct emissions and indirect energy-related emissions for all our environmentally material subsidiaries. These subsidiaries were identified based on their potential environmental impact, considering factors such as the number of employees, the nature and scale of operations, and financial performance. In March 2025, we completed the inventory of financed emissions under the guidelines of the Greenhouse Gas Protocol, a global corporate standard for emissions of greenhouse gases.

External Environmental Projects

In 2024, through the Fund, Freedom Holding Corp. began providing financial support for the Oasis Project, a project focusing on planting black saksaul and other salt-tolerant plants on the dried-up bed of the Aral, aiming to restore the ecosystem of the region, which suffers from a long-term ecological crisis due to the sea's deterioration.

INFORMATION SECURITY
Information security, with a particular focus on cybersecurity, is a high priority for us. We have and continue to develop and implement safeguards, policies and technology designed to protect the information provided to us by our customers and our own information from cyber-attacks and other misappropriation, corruption or loss. We also consult advisory organizations and follow regulatory requirements regarding information security. For a discussion of risks relating to information security see "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A, and "Regulation" in "Business" in Part I Item 1 of this annual report.
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

We generally obtain trademark protection and often seek to register trademarks for the brand names and images under which we market our services. As of March 31, 2025, we owned approximately 14 registered trademarks in Armenia, 13 in Cyprus and its European subsidiaries, 12 in Kazakhstan, 10 in the United Kingdom, 7 in Turkey, 2 in Azerbaijan and 1 in Kyrgyzstan.

Our flagship technology product is our proprietary Tradernet software platform. We also believe our "Freedom" and other brands contribute to the appeal and success of our services. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our brands and technology. In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. Effective intellectual property protection may not be available in all jurisdictions in which we offer our services. Further, we may be unable to obtain protection for our intellectual property in the future. See also "We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights, which may harm our business and competitive position." in "Risk Factors" in Part I Item 1A of this annual report.
REGULATION
We operate in highly regulated industries across a number of legal jurisdictions. The securities trading, banking, insurance, payment services and telecom business activities of our subsidiaries are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the jurisdictions where we conduct business activities. We expect that the regulatory environment will continue to raise standards and impose new regulations with which we will be required to comply in a timely manner.
We operate under various securities trading, banking and insurance licenses and must maintain our licenses in order to conduct our operations. As of March 31, 2025, we, through our subsidiaries, held: brokerage licenses in Kazakhstan issued by the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market (the "ARDFM") and the Astana Financial Services Authority (the "AFSA"), in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), in the United States issued by FINRA, in Armenia issued by the Central Bank of Armenia, and in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; a foreign currency operations license in Kazakhstan issued by the ARDFM; banking licenses in Kazakhstan issued by the ARDFM and in Tajikistan issued by the National Bank of Tajikistan; insurance licenses (general and life) in Kazakhstan issued by the ARDFM; and payment services licenses in Kazakhstan, Uzbekistan and Kyrgyzstan.
Our Kazakhstan telecommunications and media subsidiaries hold licenses for the provision of local telephone services, internet access, TV and radio broadcasting, as well as the design and construction of telecommunication networks. As a result, our telecommunications and media businesses are subject to a range of regulations, including certification, qualification, and other technical standards, as well as media content and data protection requirements, with which we must comply.
In the jurisdictions where we conduct business, we are subject to often overlapping schemes of regulation that govern many aspects of our relationships with our customers. These regulations cover a broad range of practices and procedures, including:
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
•employee-related matters, including qualification and certification of personnel and senior management;
•provision of investment and ancillary services, clearance, and settlement procedures;
•maximum loan and bank guarantees concentration issued to shareholders and group of borrowers;
•credit risk requirements;
•liquidity risk requirements;
•acquisitions;
•investment limitations;
•competition;
•IT, information security and personal data protection;
•risk detection, management, and correction; and
•various shareholders' requirements required for obtaining regulatory status (banking holding, major shareholder, insurance holding, etc.).

The regulatory authorities in each jurisdiction where we are regulated establish minimum net capital and capital adequacy requirements, which as of March 31, 2025 range from approximately $0.3 million to approximately $175.4 million in local currency equivalents and fluctuate depending on various factors. As of March 31, 2025, the ag gregate net capital requirements of our subsidiaries was approximately $441.1 million. As of March 31, 2025, aggregate excess regulatory capital for all of the operating subsidiaries was $1,182.8 million. Our regulated insurance subsidiaries are subject to regulations and standards in Kazakhstan, which require these subsidiaries to maintain specified levels of statutory capital, as defined by Kazakhstan law, and restrict the timing and amount of dividends and other distributions which may be paid to their parent company. For the years ended March 31, 2025 and March 31, 2024, our insurance subsidiaries did not pay dividends to their parent company. In the event one or more of our subsidiaries fails to maintain minimum/adequate net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the relevant industry. Our subsidiaries are also subject to rules and regulations regarding liquidity ratios. Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict the ability of our subsidiaries to transfer funds among themselves and FRHC. For more details please refer to Note 30 "Statutory Capital Requirements" in the notes to our consolidated financial statements in Part II Item 8 of this annual report.
We spend considerable resources in our general efforts to comply with the various regulations to which we are subject, and we expect this burden to continue in the future.
Violations of securities, trading, banking, payment services, sanctions, anti-money laundering and financing of terrorism laws, rules and regulations could subject us and our employees to a broad range of disciplinary actions including the imposition of fines and sanctions, other remedial actions, such as cease and desist orders, removal from managerial positions, loss of licensing, and civil and criminal proceedings.
Anti-Money Laundering, Anti-Terrorism Funding and Economic Sanctions Laws
Anti-money laundering laws, financial record-keeping and reporting laws, and similar legislation and regulations in the jurisdictions where our subsidiaries operate, as well as certain stock exchanges and self-regulatory organizations, impose a variety of rules that require financial organizations, including registered broker-dealers, to meet "know your customer" requirements and monitor their customers' transactions for potentially suspicious activities.
OFAC, in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as "Specially Designated Nationals" or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our global sanctions compliance policies and procedures, we and our U.S. subsidiaries and, in certain circumstances, our non-U.S. subsidiaries may be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, PrimeEx, operates under its own U.S. sanctions compliance policies and procedures, which govern its own sanctions compliance activities with its institutional customers and with other group companies.
We are committed to compliance with all applicable economic sanctions. As of the date of this annual report, the Russia-related economic sanctions that have been imposed generally do not target our Russian customer base, most of whom are members of the emerging Russian middle class population and many of whom live outside of Russia. In the case of a customer or counterparty becoming known to one of our subsidiaries to be subject to sanctions, the relevant subsidiaries take active steps to ensure that we do not violate, or cause a violation of, applicable sanctions. In addition, where sanctions do not apply to particular transactions or activities due to a lack of a nexus to the jurisdiction that imposed the relevant sanctions, our subsidiaries aim to refrain from any conduct that could create exposure to secondary sanctions, taking into account potential conflicting law issues given that certain of these subsidiaries operate in highly-regulated industries in which a disregard of local law requirements results in regulatory and litigation risk. As of March 31, 2025, our subsidiaries Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU collectively had customer liabilities relating to sanctioned individuals and entities or persons whose sanctioned status was being confirmed at the time of approximately $156.7 million that represented approximately 4% of our total customer liabilities as of such date.
FRHC has entered into an agreement with a leading third-party identity verification service provider, for the use by the Freedom group of its all-in-one KYC/AML compliance suite. This compliance suite enables companies to stay compliant while ensuring that users can quickly access services digitally. The services covered by the suite include:
•KYC and AML: ID verification, AML screening, and facematch checks for any jurisdiction.
•Liveness technology: In-house facial biometrics for fast onboarding and continuous checks.
•Video verification: Agent-assisted video verification built to comply with AMLD requirements.

•Chargeback prevention: Verification of payment methods before transactions are made.
Our Freedom EU, Freedom AR, Freedom KZ and Freedom Global subsidiaries are currently using a verification platform from the above verification service provider, and this platform is currently implemented at our operations in Kazakhstan. We plan to roll out the platform so that it is used by all brokerage companies, banks and other companies within our group of companies. Subject to local legislation, some of the features may be limited, but in such cases, such features would be replaced by relevant government services. For example, banks in Kazakhstan use the national government system for biometric identification.
At our subsidiaries Freedom KZ and Freedom Global, the KYC/AML compliance suite is integrated with a globally recognized database of sanctioned and high-risk individuals and entities. At our subsidiary Freedom Bank KZ, this database is integrated with the banking system Colvir. The database is used during the onboarding and ongoing processes, by checking customers. It contains information on individuals and legal entities from more than 715 lists submitted by international and national security agencies and law enforcement agencies. It also allows identification of hidden risks associated with individuals or companies that have been included in sanctions lists, involved in money laundering (AML) or the financing of terrorist activities, including the proliferation of weapons of mass destruction (CFT and/or WMD) or associated with Politically Exposed Persons (PEP). Our subsidiaries Freedom KZ, Freedom Global and Freedom Bank KZ also use the Dow Jones database during the onboarding and ongoing customer due diligence processes by checking customers against sanctions lists, PEP lists or other negative information.
In addition, we maintain omnibus brokerage accounts for certain other institutional brokerage customers. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. We have representations from such institutional customers by which they have agreed to comply with AML/CTF controls that are applicable to brokers, and we also audit their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring. Nevertheless, we do not have direct access to such institutional customers' underlying customers or screening systems.
See "Our measures to prevent money laundering, terrorist financing, and sanctions violations may not be completely effective." and "Non-compliance with U.S., EU, UK or other sanctions programs could adversely impact our company." in "Risk Factors" in Part I Item 1A of this annual report.
Protection of Customer Assets
Our business is subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of customers, safeguarding of customer assets and our management of customer funds. Freedom EU is subject to the European Union Markets in Financial Instruments Directive ("MiFID") and/or related regulations and must, when holding funds belonging to customers, maintain segregated accounting of its own and customers' assets, make adequate arrangements to safeguard the rights of customers and maintain their records and accounts in a way that ensures their accuracy. Freedom KZ and Freedom AR are similarly obliged to maintain segregated accounting of its own and customers' assets. Freedom Global is subject to the AIFC business rules and is required to have systems and controls in place to ensure the proper safeguarding of customer assets which includes conducting proper due diligence of the third parties in which customer assets will be held and confirming that the laws and regulations that govern such third parties are appropriate.
Data Privacy and Cybersecurity
As part of our business, we routinely receive sensitive and confidential information from our customers. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulations. We are subject to laws and regulations in relation to the privacy of such information in the various jurisdictions where we conduct business or have customers. This includes the requirements under the laws of Kazakhstan, the EU, the UK and the U.S., as well as the rules and regulations of their various state agencies and self-regulatory organizations.

These laws include the law on data privacy and security frameworks in the European Union and the United Kingdom, Kazakhstan, as well as the laws of a number of states of the United States and SEC cybersecurity disclosure rules. These laws, rules and regulations require us to maintain high standards for personal data collection, processing, and retention and impose strict standards for information security risk management and reporting data breaches. They also provide for potentially significant penalties for non-compliance. For a discussion of risks related to IT, information security and data privacy, see "Risk Factors" in Part I Item 1A and "Cybersecurity" in Part I Item 1C in this annual report.
Kazakhstan Regulation
Kazakhstan Securities Market Regulation

The Kazakhstan brokerage sector is highly regulated. The securities market in Kazakhstan is regulated in accordance with Kazakhstan law and the by-laws of the ARDFM. The Law of the Republic of Kazakhstan No. 461-II "On the Securities Market", dated July 2, 2003 (the "Securities Market Law") is the main law regulating the brokerage and dealer activities in the securities market and portfolio management activities in mainland Kazakhstan. It establishes a framework for brokers and dealers, portfolio management activities, registration and licensing requirements, and regulation of such activities by the ARDFM. Separately, the AIFC (as defined below) operates under an independent legal and regulatory regime based on principles of English common law, with financial services regulated by the Astana Financial Services Authority (AFSA). Brokerage and dealer firms licensed by AFSA and operating within the AIFC are therefore subject to a distinct set of rules and supervisory practices, separate from the national Kazakhstan legal framework. Kazakhstan mainland framework applies to the AIFC brokers to the extent relations and activities are not regulated by AFSA regulations. Given limited period of AIFC operation and limited practice of AIFC legal framework enforcement in some instances it is uncertain which regulation should apply (if any) to the activities of AIFC brokers/ dealers.
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
Freedom KZ currently holds the following licenses:
•No. 3.2.238/15 dated October 2, 2018 (initially issued on March 21, 2007) for performance of activity on the securities market, particularly (i) broker-dealer activity with the right to maintain customer accounts as a nominal holder, and (ii) portfolio management without the right to attract voluntary pension contributions; and
•Banking license No. 4.3.12 dated February 4, 2020 (initially issued on April 4, 2019) for performance of exchange operations with foreign currency, except for exchange operations with cash currency.
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
Based on the AIFC Framework Law dated December 7, 2015, as well as amendments to the Constitution of the Republic of Kazakhstan made in March 2017, a special legal regime for the financial sector, including the securities market, was established in the Astana International Financial Center (the "AIFC"). The current law of the AIFC consists of: (i) the AIFC Framework Law; (ii) AIFC acts that do not contradict the AIFC Framework Law and which may be based on the principles, norms and precedents of the law of England and Wales and/or the standards of the world's leading financial centers; and (iii) current Kazakhstan law, which is applied to the extent not regulated by the AIFC Framework Law and acts of the AIFC. The AIFC Acts establish the requirements for carrying out activities in the securities market in the AIFC and, in particular, the requirements for licensing regulated activities, which are carried out on the basis of a relevant license issued by the AFSA. Our Freedom Global subsidiary is a member of the AIFC and has License No. AFSA-A-LA-2020-0019 issued by the AFSA on May 20, 2020 to carry out the following major regulated activities:
•dealing in investments as principal;
•dealing in investments as agent;
•managing investments;
•arranging deals in investments;
•advising on investments;
•managing a collective investment scheme; and
•arranging deals in investments in relation to digital assets.

In their activities, AIFC participants operating in the securities market are guided, among other things, by the provisions of the AIFC General Rules, the AIFC Conduct of Business Rules and other acts of the AIFC.
Kazakhstan Banking Regulation
Banks in Kazakhstan are subject to numerous laws and regulations governing banking activities as well as a number of laws and regulations that regulate, among other matters, payment services, anti-money laundering, data protection and information security. Kazakhstan has a two-tier banking system, with the NBK comprising the first tier and all other commercial banks comprising the second tier (with the exception of the Development Bank of Kazakhstan, which as a state development bank has a special status and belongs to neither tier and Eurasian Development Bank which is an intergovernmental bank). Generally, all financial institutions in Kazakhstan are required to be licensed and regulated by the ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020, these functions have been carried out by the ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation and control and payment systems.
The Law of the Republic of Kazakhstan No. 2444 "On Banks and Banking Activity in the Republic of Kazakhstan", dated August 31, 1995 (as amended) (the "Banking Law"), is the main law regulating the banking sector in Kazakhstan. It establishes a framework for banking activities, registration and licensing of banks and regulation of banking activities by the ARDFM. The Banking Law provides for a list of banking operations that cannot be conducted without an appropriate license from the ARDFM (its predecessor) and sets forth a list of activities permitted for banks. Under the Banking Law (and the relevant NBK regulations), banks in Kazakhstan are subject to prudential standards, including, but not limited to, minimum authorized and equity capital, equity capital adequacy, maximum exposure per borrower, liquidity, liquidity coverage and net stable funding, capitalization to liabilities to Kazakhstan non-residents, placement of bank funds in internal assets, borrower’s debt burden and debt-to-income ratios. Freedom Bank KZ holds License No. 1.1.108 dated June 25, 2024 for performing banking and other operations.
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
The Law of the Republic of Kazakhstan No. 126-II "On Insurance Activities", dated December 18, 2000 (as amended) (the "Insurance Law"), is the main law regulating the insurance sector in Kazakhstan. It establishes a framework for insurance activities, registration and licensing of insurance companies and regulation of insurance activities by the ARDFM. The Insurance Law provides for a list of insurance operations that cannot be conducted without an appropriate license from the ARDFM (its predecessor) and sets forth a list of activities permitted for insurance companies. The Insurance Law (and relevant NBK regulations) establishes prudential standards applicable to insurance companies. These standards cover, among other areas, requirements pertaining to minimum authorized capital, solvency margin adequacy, the sufficiency of highly liquid assets, asset diversification, retention amounts under insurance, reinsurance, coinsurance/joint reinsurance contracts, and the maintenance of reserves for stabilization and unforeseen risks. Freedom Insurance holds license No. 2.1.28 dated March 12, 2025 for performing general insurance (reinsurance) activities. Freedom Life holds license No.2.2.14 dated July 22, 2024 for performing life insurance (reinsurance) activities.
Kazakhstan Payment Services Regulation
Payment services in Kazakhstan are mainly regulated by the Kazakhstan Law "On Payments and Payment Systems" dated July 26, 2016 (the "Law on Payments"). A "payment organization" is defined by the Law on Payments as Kazakhstan limited liability partnership which is registered as a payment organization with the NBK and which activities are associated with rendering payment services. We provide payment services in Kazakhstan through Freedom Pay LLP and its subsidiaries under the brand "Freedom Pay". Freedom Pay LLP is registered with the NBK to provide the following payment services, among others: issuance and distribution of electronic money, acceptance and processing of payments made using electronic money.
Cypriot Investment Firms and Regulatory Legislation
Freedom EU is a Cyprus Investment Firm ("CIF") registered with the Registrar of Companies of Cyprus under number HE 324220, regulated by CySEC under license number 275/15 and is under obligation to cooperate with the Cyprus Unit for Combating Money Laundering ("MOKAS").

Freedom EU complies with the requirements implemented by the laws and regulations under the applicable legal framework, including but not limited to:

•Directive 2014/65/EU of the European Parliament and of the Council of May 15, 2014 on Markets in Financial Instruments and amending Directive 2002/92/EC and Directive 2011/61/EU,

•Cyprus Investment Services and Activities and Regulated Markets Law of 2017 (The Law 87(I)/2017) regarding the provision of investment services, exercise of investment activities and operation of regulated markets (the "Cyprus Securities Market Law"),
•Directive of 2020 of CySEC for the Prevention and Suppression of Money Laundering and Terrorist Financing, and
•ESMA Final Report (ESMA35-42-1227) on the European Commission mandate on certain aspects relating to retail investor protection as of April 29, 2022.

Freedom EU closely follows the regulatory legislation of the such authorities and official bodies as the European Securities and Markets Authority (ESMA), European Commission, European Central Bank, Central Bank of Cyprus and CySEC to ensure its compliance with the foregoing regulatory acts.

Our Cyprus operations are conducted in Limassol, however Freedom EU is an online broker and it is licensed to receive, transmit and execute customer orders, provide investment advice and portfolio management services, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade its own investment portfolio, including by way of provision of services on a cross-border basis to EU member states and to countries outside the EU, as authorized under its license.

The Cyprus Securities Market Law is the main law regulating activities of CIFs in Cyprus. The Cyprus Securities Market Law is a local implementation of MiFID II in Cyprus. It establishes a framework for MiFID II investment services such as broker, dealer, investment advice, portfolio management, dealing on own account, ancillary services, CIF registration and licensing requirements, and the regulation of such activities by CySEC.

Under the Cyprus Securities Market Law, an entity must obtain the CySec license to carry out the investment services and activities in the securities market. Such license for broker and dealer activities includes the right to maintain customer accounts for the purpose of providing the licensed services.

Freedom EU currently holds a license in Cyprus and the EU for conducting investment services, including:

•receipt and transmission of orders in relation to one or more financial instruments indicated in its license,
•execution of orders on behalf of customers,
•dealing on own account,
•provision of investment advice, and
•portfolio management,

as well as the following ancillary services:

•safekeeping and administration of financial instruments, including custodianship and related services,
•granting credits or loans to one or more financial instruments, where the firm granting the credit or loan is involved in the transaction,
•foreign exchange services where these are connected to the provision of investment services, and
•investment research and financial analysis or other forms.

Under the relevant EU regulations, CIFs are subject to various prudential standards according to their classification. As a Class 2 CIF, Freedom EU is subject to prudential standards, including those related to capital adequacy and liquidity coverage requirements.
Armenian Securities Market Regulation
Armenia's brokerage sector is subject to strict regulatory regime. The primary legal act regulating broker, dealer, and portfolio management activities in Armenia is the Law of the Republic of Armenia "On the Securities Market" No. HO-195-N of October 11, 2007 (the "AR Securities Market Law"). This law establishes the framework for broker and dealer activities, portfolio management services, licensing requirements, and the regulatory oversight carried out by the Central Bank of Armenia (the "CBA").
Based on the AR Securities Market Law and the relevant regulations adopted by the CBA, a comprehensive legal regime for the securities market has been established in Armenia. The current law governing the Armenian securities market consists of (i) the AR Securities Market Law, (ii) regulatory acts adopted by the CBA, which implement and supplement the provisions of the AR Securities Market Law, and (iii) other applicable laws of the Republic of Armenia, which are applied to the extent not otherwise specifically regulated by the AR Securities Market Law and the CBA acts.
In Armenia, brokers and dealers must obtain a license from the CBA to carry out their activities. The license authorizes a brokerage firm to provide brokerage services, dealer services, portfolio management, or a combination thereof.

Depending on the license terms, a brokerage firm may also be permitted to hold customer assets in custody or may be limited to intermediary activities without asset custody rights.
Under the AR Securities Market Law, broker-dealer and portfolio management activities must be performed in accordance with the license terms and the CBA regulations on, among other, capital requirements, organizational standards, conduct of business, and customer protection measures. Additional regulations, such as the CBA's "Regulation on Investment Services and Activities," provide detailed rules governing the operations of licensed entities. Freedom AR is subject to the CBA's prudential standards including the requirements to capital and N1 ratio, being the marginal ratio of total capital to risk-weighted assets as determined under the CBA regulation.
All securities market participants in Armenia are subject to the unified regulatory framework administered by the CBA. However, such framework is still developing and, therefore, brokerage firms in Armenia may still face interpretation challenges and practical uncertainties in the cases involving cross-border services or activities not explicitly regulated by Armenian law.

Freedom AR is a licensed investment service provider holding License No. 0021 issued by the CBA on November 9, 2021, authorizing it to carry out the following major regulated activities:

•receiving and forwarding customer instructions for securities transactions,
•providing investment-related advice to customers regarding securities,
•executing securities transactions on behalf of the firm or the customer and at the customer's account,
•executing securities transactions on the firm's own account and in the firm's own name.

Freedom AR is also in the process of obtaining licenses for securities underwriting and trust management services. According to the AR Securities Market Law, investment companies may also provide supplementary services that do not require a license. Freedom AR provides such supplementary services as custody of securities, execution of foreign currency purchase and sale transactions on its own behalf or on behalf of the customer, preparation and dissemination of research, financial analysis related to securities transactions, and other general investment recommendations.
U.S. Regulation
U.S. Securities Market Regulation
Our U.S. subsidiary PrimeEx is registered as a securities broker dealer with the SEC, is a member of various self-regulatory organizations ("SROs") and securities exchanges, including being a "Blue Line" broker dealer on the floor of the NYSE. PrimeEx has been a member of FINRA since 1994, most recently receiving approval from FINRA in January 2022 to expand its operations to include conducting certain types of investment banking business. Such business is conducted under the name Freedom Capital Markets. FINRA serves as the primary SRO with oversight over PrimeEx, although the NYSE continues to have oversight over PrimeEx's NYSE-related market activities. FINRA regulates many aspects of PrimeEx's business, including registration, education and conduct of its broker-dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of potential disputes between PrimeEx and its customers. PrimeEx has agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline PrimeEx and its officers, directors and employees. Among the rules that apply to PrimeEx are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, PrimeEx is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from PrimeEx may be limited. In addition, PrimeEx is licensed as a broker dealer in 32 U.S. states and the District of Columbia, requiring it to comply with applicable laws, rules and regulations of each of those states. A state regulator may revoke a license to conduct securities business in its state and fine or otherwise discipline broker dealers and their officers, directors and employees.
Foreign Corrupt Practices Act
In the United States, the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The foreign countries where our subsidiaries operate have similar anti-bribery and anti-corruption laws imposed on our subsidiaries. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term "public official" is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management's authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management's authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity. The FCPA requires that we devise and maintain an adequate system of internal accounting controls for international operations. Failure to comply with the FCPA can result in substantial fines and other sanctions. On February 10, 2025, Executive Order "Pausing Foreign Corrupt Practices Act Enforcement to Further American Economic and National Security" was signed, which directs the U.S. attorney general to review and update guidelines and policies related to FCPA enforcement and to cease new FCPA investigations and enforcement actions until a new enforcement policy is implemented. Despite the changing federal government priorities, FCPA remains valid and enforceable U.S. law.
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

The U.S. has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data-sharing requirements of FATCA. Cyprus, Kazakhstan, Uzbekistan, Turkey, and the United Arab Emirates have entered into Model 1 intergovernmental agreements while Armenia has entered into Model 2 agreement. These agreements with the U.S. contain provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreements generally require financial institutions in these countries to identify their customers and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions generally must regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also generally address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to certain intergovernmental agreements, our subsidiaries in the relevant countries which are financial institutions are required to obtain customer documentation associated with the indicia of the relevant customer's U.S. tax residency status, as well as related account information, and to report it accordingly. A failure by our subsidiaries to comply with FATCA could result in adverse financial and reputational consequences to us as well as the imposition of sanctions or penalties, including responsibility for the taxes on any funds distributed without the proper withholdings having been made.
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
•Our revenues are concentrated in certain customers and products, which may materially adversely affect our business, financial condition, results of operations and cash flows.
•Risks related to our business relationships with third-party broker-dealers, clearing firms and market makers could result in reduced profitability, increased compliance costs, regulatory violations and negative publicity.
•We are subject to potential losses as a result of our clearing and execution activities.
•A breakdown or interruption in our operational systems or processes may adversely affect our reputation, customers, business activities, operational outcomes, and financial stability.
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
•We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights, which may harm our business and competitive position.

Risks Related to the Global Political, Regulatory and Economic Environment:
•Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict.
•Sanctions imposed by Ukraine on our Chief Executive Officer and our former Ukrainian subsidiary could have a material adverse effect on us.
•Non-compliance with U.S., EU, UK or other sanctions programs could adversely impact our company.
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
•Continuing inflation has driven up the cost of goods and services and may further increase our expenses, weaken our competitive position, or lower consumer spending power.
•Changes in U.S. or other countries trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

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
•A failure by our subsidiaries or our company to meet capital adequacy and liquidity requirements could affect our business, financial condition, results of operations and cash flows.
•The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
•Our measures to prevent money laundering and terrorist financing violations may not be completely effective.
•If we violate securities laws, or are involved in litigation in connection with a violation, our reputation and results of operations may be adversely affected.
•We are subject to risks related to potential litigation and arbitration.

Risks Related to Information Technology and Cybersecurity:
•Our operations are highly dependent on the continued and proper functioning of our information technology systems and infrastructure.
•We interact with large volumes of sensitive data that expose us to data breaches and other cybersecurity risks and liabilities.
•The infrastructure on which our IT systems depend is subject to events that could interrupt our ability to operate.
•Failure or compromise of third-party systems operations or security could adversely affect our business and expose us to data breaches and cyber-attacks.
•To remain competitive, we must keep pace with rapid technological change.
•Incorporating AI technologies into some of our products and processes may present business, compliance, and reputational risks.
•Reliance on centralized infrastructure and cloud services increases our exposure to larger scale service disruptions and cyber-attacks.

Taxation Risks Related to Our International Operations:
•Global anti-offshore measures could adversely impact our business.
•OECD's Inclusive Framework's agreement on Pillar-Two solutions impacts our business.
•Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.
•Transfer pricing legislation in certain jurisdictions where we operate may require pricing adjustments and impose additional tax liabilities.
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
•If our controlling shareholder, Timur Turlov, sold, or there is a perception that he may sell, large amounts of shares of our common stock, this could cause the market price of our common shares to decline.
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
Our legacy brokerage operations were merged into our holding company, which is a Nevada-incorporated company, in several stages between November 2015 and 2017, and we have grown rapidly over the last several years. For example, our total revenue, net (after presenting our former Russian subsidiaries as discontinued operations) was $799.1 million for the fiscal year ended March 31, 2023, $1,666.4 million for the fiscal year ended March 31, 2024 and $2,050.5 million for the fiscal year ended March 31, 2025. Although we have sustained growth over several years, our operational life has been relatively limited compared to longer-term market and macroeconomic cycles. Our operating history has coincided with a period of general growth in the U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. In addition, our results have been positively affected by net gains on trading securities, primarily driven by increases in market prices of Kazakhstan sovereign and quasi-sovereign debt securities held in our proprietary portfolio. As such, our recent growth should not be considered indicative of our future performance.

Further, as a result of the limited operating history of the Company in its current form, and our rapid growth during sustained favorable market and economic conditions, we have limited financial data that can be used to evaluate our future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. For example, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies and tariffs. This uncertainty could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers, and other partners. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on customer confidence, which could materially and adversely affect our business. We may have also access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, financial condition, and results of operations, as well as the financial condition of our customers. See also "Changes in U.S. or other countries trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations." below.
We may not be able to manage our growth effectively.
We have experienced a rapid growth in our business over the recent periods. Specifically, our number of total retail brokerage customer accounts increased from approximately 370,000 as of March 31, 2023 to approximately 683,000 as of March 31, 2025. Our total number of employees increased from 3,689 employees as of March 31, 2023 to 8,764 employees as of March 31, 2025. Our total assets increased by 95% to $9.9 billion as of March 31, 2025 from $5.1 billion as of March 31, 2023. In addition, we have made a number of significant acquisitions in recent years, including the acquisitions of Freedom Bank KZ and PrimeEx in December 2020, and Freedom Life and Freedom Insurance in May 2022. Over the fiscal year ended March 31, 2025 we have also made a number of acquisitions, including the acquisition of SilkNetCom LLP ("SilkNetCom") in September 2024.

There can be no assurance that we will be able to achieve a positive return on the investments we make in the expansion of our business. Moreover, our overall growth has required and will continue to require significant allocation of capital and management resources, further development of our financial, internal control processes, information technology systems and cybersecurity measures, continued upgrading and streamlining of our risk management systems and additional training and recruitment of management and other key personnel. At the same time, we must maintain a consistent level of customer services and current operations to avoid loss of business or damage to our reputation. If we fail to adequately manage growth, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, there are substantial risks associated with acquisitions and expansion into new business areas, including the risk that (i) our unfamiliarity with new lines of business may adversely affect the success of such acquisitions, (ii) revenue from such activities might not be sufficient to offset the development, regulatory and other implementation costs, (iii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iv) our internal controls might be inadequate to manage the risks associated with new activities. There is also substantial cost and time expended to complete post-closing integration of acquisitions, including human resource training, data and technology systems and operational processes, and implementation of cybersecurity measures. We may also incur potential dilution of our brand, assumption of known and unknown liabilities, indemnities and potential disputes with the sellers. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and can also result in IT, information security and data protection incidents and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.
We have engaged in related party transactions and arrangements, which exposes us to a number of risks.
We have engaged in related party transactions and arrangements, in particular with companies controlled by our Chief Executive Officer Timur Turlov, and we expect to continue to do so from time to time going forward.

For example, in the past, we engaged in a significant volume of transactions with our FST Belize affiliate through its omnibus account arrangement with our Freedom EU subsidiary. In fiscal 2025, 2024 and 2023 respectively, approximately —%, 14% and 60% of our fee and commission income was derived from transactions with FST Belize. Consistent with our plan to reduce and ultimately eliminate our omnibus brokerage relationship with FST Belize, we have encouraged customers of FST Belize to open accounts at brokerage companies within our group, in particular Freedom Global and Freedom AR, and conduct ongoing trading through such accounts. During the fiscal year ended March 31, 2024, we estimate that approximately 30,000 customers of FST Belize migrated their brokerage accounts to brokerage companies within our group. The Group wound down these arrangements with FST Belize before the end of fiscal 2024, leading to a decrease in related party transactions during the year ended March 31, 2025 as compared to the year ended March 31, 2024.

We have also engaged in other related party transactions and arrangements. For example, we have continuing involvement with an affiliated company, microfinance organization Freedom Finance Credit, a company outside of the FRHC group which is controlled by Mr Timur Turlov, through the purchase and sale of right of claims of retail loans. There is no assurance that we will be able to replace these related-party arrangements on comparable terms if needed. If we are required to pursue alternative options, we may incur higher costs, delays, or operational inefficiencies, which could materially impact our business, financial condition, and results of operations.
During the year ended March 31, 2025 the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $11,222 thousand. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. The Group continues to support the development of chess as a sport in Kazakhstan. During the year ended March 31, 2025, the Group has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events.

Related party transactions and arrangements we enter into subject us to certain risks. In particular, related party transactions are generally regarded as increasing the risk of misstatements or omissions in financial reporting, the risk of transactions being done on other than arm's length terms due to the close ties between the parties involved and the risk of regulatory non-compliance. In addition, related-party transactions present potential conflicts of interest that could result in decisions that prioritize the economic interests of certain individuals over those of our company and its stockholders. In the event of a dispute under any related-party agreement, the interests of affiliated parties may not align with ours, and the resolution of such disputes may be less favorable than what we might achieve in a transaction with an unaffiliated third party.

Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. Many of the firms with which we currently compete, or may compete in the future, are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. In addition, when developing our telecommunications and media business in Kazakhstan, we expect to compete with various telecommunications operators and other participants in the telecommunications market and with various media providers, respectively. Our ability to compete successfully in these areas will depend on attracting and retaining customers as well as obtaining licenses or entering into partnerships. If we fail to compete effectively with other firms and participants in any of the markets in which we operate, or with potential new entrants to such markets, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We plan to incur losses in our new telecommunications and media businesses.

Our telecommunications subsidiary Freedom Telecom has been and is currently expected to be loss-making for the first several years of its operations, based on assumptions included in our current financial model. Such losses, and increased debt service costs associated with funding the expansion into the telecommunication sector, will have an adverse effect on our consolidated net income in the relevant periods. Our plans and budget for Freedom Telecom may be reassessed and be subject to revisions, which may be material. In addition, we currently project that our recently established Freedom Media subsidiary will incur losses in the calendar years from 2025 to 2026 with profitability forecasted to commence from the 2027 calendar year onwards, based on assumptions included in our financial model.
We may be unable to implement our digital fintech ecosystem strategy successfully.
A component of our business strategy is to build a digital fintech ecosystem through which our products and services can be provided to our customers in an interconnected manner. See "Our Business Strategy" in "Overview" in Part I Item 1 "Business" of this annual report. Our ability to execute this strategy could be affected by a number of factors, including the factors described in this annual report on Form 10-K for the fiscal year ended March 31, 2025.

Pursuing the development of a digital fintech ecosystem involves significant risks. These include, among others, the possibility that (i) our limited experience with certain new business lines may adversely affect the success of our initiatives, (ii) the revenues generated from these new activities may be insufficient to cover associated development, regulatory, and operational costs, (iii) changing consumer preferences and strong competition may impact the viability and profitability of our offerings, and (iv) our existing internal controls may not be adequate to address the risks posed by these new operations. Additionally, we may face increased regulatory risks as evolving legal and compliance requirements could delay or constrain our ability to launch, integrate or scale our services. We are also exposed to infrastructure integration risks, as the complexity of connecting diverse systems may lead to operational inefficiencies, security vulnerabilities, or service disruptions. If any such expansions into new product markets are not successful, there could be a material adverse effect on our business, financial condition, and results of operations.

In particular, we can give no assurance as to our future ability to successfully develop our telecommunications business in Kazakhstan in a timely fashion or on profitable terms. Our ability to do so will depend on, among other things, our ability to construct a backbone network, obtain frequency licenses or enter into partnerships with incumbent operators and acquire smaller companies in the sector. Our ability to accomplish our goals in this business area on schedule and within budget, achieve our revenue targets or realize acceptable returns, is subject to a number of risks as a result of factors over which we have no control, including the need for regulatory approvals, the availability of equipment and labor, equipment breakdowns or accidents, adverse weather conditions, social unrest, IT, information security and data protection incidents, unforeseen or uncontrollable cost increases and other risks associated with the deployment of new telecommunications infrastructure. We can give no assurance as to the commercial viability of our planned backbone network or our ability to overcome any obstacles we may encounter during their construction or to complete them, or as to our ability to finance our capital expenditures in connection with their establishment. Our ability to operate our telecommunications business successfully and profitably will also depend on a number of factors, many of which are beyond our control. Similarly, we can give no assurance as to our future ability to develop a media business in Kazakhstan in a timely fashion or on profitable terms.

Given the various risks to which we are exposed and the uncertainties inherent in the relevant business areas, we cannot guarantee the successful execution of our digital fintech ecosystem strategy. Additionally, the implementation of this strategy may put operational strain on our business and consume management time and focus to the detriment of our existing business operations. If we do not meet our strategic objectives or achieve the results initially expected, we may be unable to recover our investments, which may have a material adverse effect on our business, financial condition, and results of operations. Furthermore, the cost of infrastructure, online and technology investments, and any operating losses incurred, could adversely impact our financial performance in the short term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
We could suffer significant losses from credit exposure.
We are exposed to credit risk through our products and assets, such as loans issued, marginal lending, derivatives, debt securities, reverse repurchase agreements, and trading account assets. A decline in the financial condition of our borrowers, brokerage customers, counterparties, or the assets securing these products could negatively impact our business, financial condition, results of operations and cash flows.
Our loan portfolio may be impacted by global, regional and local macroeconomic and market dynamics, including prolonged weakness in GDP, significant market uncertainty, including uncertainty caused by trade policies and tariffs, reductions in consumer spending, decreases in property values or market corrections, growing levels of consumer debt, rising or high unemployment rates, changes in foreign exchange or interest rates, widespread health crises or pandemics, severe weather conditions, and the effects of climate change. Economic or market stresses generally have negative effect on the business landscape and financial markets. Decreases in property values or market adjustments may increase the likelihood of borrowers or counterparties failing to meet their obligations to us, potentially leading to an increase in credit losses.
The main share of our customer loan portfolio is represented by digital mortgage loans issued within the framework of state support programs, funded from the funds of quasi state organizations. We participate in the government mortgage program in which the Kazakhstan government provides funding in the amount of approved mortgages and buys out the mortgages after disbursement with a recourse to the bank in case of default by a borrower. We mitigate our credit risk exposure in this case by our security interest in the financed real estate property. As such, a significant rate of mortgage defaults in Kazakhstan could adversely affect our banking operations and the ultimate success of our digital mortgage product.

We reserve for potential credit losses in the future by recording a provision for credit losses in our income statement. This includes an allowance for credit losses based on management's estimates of current expected credit losses over the life of the respective credit exposures. These estimates are based on a review of past events, current conditions, and reasonable forecasts of future economic situations that might influence the recoverability of our loans. Our approach to determining these allowances involves both quantitative methods and a qualitative framework. Within this framework, management uses its judgment to evaluate internal and external risk factors. However, such judgments are inherently subject to the risk of misjudging these factors or misestimating their effects. We cannot guarantee that charge-offs related to our credit exposures will not happen in the future. Market and economic changes could lead to higher default and delinquency rates, adversely affecting our loan portfolio's quality and potentially resulting in higher charge-offs. While our estimates account for current conditions and anticipated changes during the portfolio's lifetime, actual outcomes could be worse than expected, significantly impacting our business, financial condition, results of operations and cash flows.

We extend margin loans to our brokerage customers. As of March 31, 2025, we had margin lending receivables in the amount of approximately $3.3 billion and $1.7 billion as of March 31, 2024. We also enter into margin loans for our own account. When we purchase securities on margin, enter into securities repurchase agreements or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers' accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses. Margin loans advanced to customers are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of rapid market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. While we have a real-time margin compliance monitoring and undertake mitigation measures, the amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is potentially unlimited and not quan tifiable, as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices.
Our clearing operations also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers or counterparties to perform their obligations under these transactions. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our revenues are concentrated in certain customers and products, which may materially adversely affect our business, financial condition, results of operations and cash flows.
We have derived a significant portion of our fee and commission income from trading activity of certain institutional market maker customers with whom we execute trades on behalf of our customers. Prior to the end of fiscal 2024, we had such an arrangement indirectly with an institutional market maker customer of our affiliate FST Belize, and since approximately the beginning of fiscal 2024 we have had such an arrangement directly with an institutional market maker customer of our Freedom Global subsidiary. We receive a commission from such institutional market maker customers for executing their trades, including short positions and in the past we earned such commissions indirectly through commissions we received from FST Belize. For the fiscal years ended March 31, 2025 and March 31, 2024, we earned fee and commission income from the market maker customer at our Freedom Global subsidiary in an amount of $284.7 million and $196.7 million, respectively, representing 56% and 45% of our total fee and commission income for those fiscal years, and we earned interest income from margin loans to customers from such customer in an amount of approximately $32.8 million and $99.6 million, respectively, representing 15% and 57% of our total interest income from margin loans to customers for those fiscal years.
Approximately 88%, 93% and 91% of our trading income in the fiscal years ended March 31, 2025, 2024 and 2023, respectively, was derived from interest income on Kazakhstan government or quasi-government debt securities.
In addition, a substantial part of our revenue is derived from our major customers. The aggregate revenue from such customers amounted to $317.5 million, $296.3 million, and $48.4 million in fiscal 2025, 2024, and 2023, representing 15%, 18% and 6% of our total revenue for the same periods, respectively. These concentrations of our revenues means that our results of operation and financial condition are, in part, dependent on the continuation or increase of our revenues from these particular sources. Our business, financial condition, and results of operations could be adversely affected by changes to, or the termination of, our relationships with, market maker institutions or major customers with whom we conduct a substantial amount of business or adverse developments with regard to the debt securities from which we have derived a substantial amount of trading income. Our ability to maintain close relationships with these customers is essential to the sustainability, growth and profitability of our business. The agreements we enter into with these customers do not grant us any exclusivity and do not contain any minimum service conditions.
Risks related to our business relationships with third-party broker-dealers, clearing firms and market makers could result in reduced profitability, increased compliance costs, regulatory violations and negative publicity.
A significant amount of our brokerage business relates to trading in U.S.-listed securities by our brokerage customers. Our PrimeEx subsidiary in the United States is not a licensed clearing firm. When executing trades directly in the U.S. market, we rely on the services of a limited number of third-party U.S.-registered securities broker dealer and clearing firms. We also routinely evaluate opportunities to establish relationships with other U.S.-registered securities broker-dealer and clearing firms. While part of our strategy is to consider acquiring an ownership interest in a self-clearing company in the United States in the future on an opportunistic basis in order to provide us additional access to the U.S. stock markets, there can be no assurance that we will ultimately do so. Damage to or the loss of our relationships with the U.S. registered securities broker-dealer and clearing firms on which we currently rely could impair our ability to continue to provide our customers access to the U.S. markets at the volumes and in the manner to which they are accustomed and could result in higher transaction costs for us or our customers, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The majority of our non-US customer brokerage transactions are executed through over-the-counter (OTC) arrangements with one non-U.S. market maker customer. All such transactions are carried out under margin-trading principles. These transactions are typically internalized and settled on a cash basis through a prime broker and clearing firms. Under this margin-account settlement process, the securities are credited to the purchaser and, where necessary, borrowed by a market maker customer within the prime broker's and clearing firm’s custody, thereby eliminating any external delivery or locate requirement at execution. Relevant short positions are sufficiently collateralized by securities and cash in the market maker customer's margin account. We use the services of third-parties, including some U.S.-registered securities broker dealer and clearing firms to execute our trades. While these models are appropriate within their respective regulatory environments, they may differ from U.S.-based clearing and settlement practices, including those utilizing centralized depositories or real-time custody transfers. As a result, all aspects of our brokerage model do not necessarily conform to the operational norms or protections typical of U.S. retail broker-dealers. We maintain risk management procedures consistent with the nature and jurisdiction of the activity, and we continue to enhance transparency and customer disclosure to align expectations accordingly.

We earn fee and commission income from such market maker customers for executing their trades. This revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological developments and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our commissions earned from such market maker customers.

Practices involving arrangements with market makers for order flow have drawn heightened scrutiny from the U.S. Congress, the SEC, U.S. state regulators, regulators in the European Union and other regulatory and legislative authorities. Our competitors may adopt different business practices that could affect our market position. Any negative publicity surrounding practices involving arrangements of the type we utilize with market maker customers generally, or our implementation of these practices, could harm our brand and reputation. If our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if our customers perceive our arrangements with our market maker customers to create a conflict of interest between us and them, or if they begin to disfavor the specific market maker customers with which we do business due to, among other things, any negative media attention regarding our arrangements, they might come to have an adverse view of our business model and might decide to limit or cease the use of our services. Some customers might prefer to invest through our competitors that do not engage in these arrangements or engage in them differently than we do. Any such loss of customer engagement as a result of any negative publicity associated with our market maker customer arrangements could adversely affect our business, financial condition, results of operations and cash flows.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) a civil law liability, such as damages and/or contractual or statutory penalties as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. See "We could suffer significant losses from credit exposure." above.
A breakdown or interruption in our operational systems or processes may adversely affect our reputation, customers, business activities, operational outcomes, and financial stability.

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
We face liquidity risk, which is the risk that we will not be able to meet our obligations, including financial commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including an over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation and major disasters. We fund our business principally by issuing long-term debt instruments, by customers' term deposits and current accounts at our Freedom Bank KZ subsidiary, by issuing hybrid financial instruments, by entering into repurchase agreements and from cash flow from operations.
The proportion of our funding represented by customer term deposits and current accounts has been increasing, and we intend for this proportion to continue to increase going forward as part of our funding strategy. We obtain term deposits and customer accounts directly from retail and commercial customers and through brokerage firms that offer our term deposit and current account products to their customers. However, customer term deposits and current accounts are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer term deposits and current accounts, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally, any of which could result in a significant outflow of term deposits and current accounts within a short period of time. To the extent there is heightened competition among Kazakh banks for retail customer term deposits and current accounts, this competition may increase the cost of procuring new term deposits and current accounts and/or retaining existing term deposits and current accounts, and otherwise negatively affect our ability to grow our term deposit and current accounts base. An inability to grow, or any material decrease in, our term deposits and current accounts could have a material adverse effect on our ability to satisfy our liquidity needs.
Maintaining a diverse and appropriate funding strategy for our assets consistent with our wider strategic risk appetite and plan remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, there is a risk that corporate and financial institution counterparties may seek to reduce their credit exposures to banks and other financial institutions, which may cause funding from these sources to no longer be available. Under these circumstances, we may need to seek funds from alternative sources (if available), potentially at higher costs than has previously been the case, or may be required to consider disposals of other assets not previously identified for disposal, in order to reduce our funding commitments. Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, either of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.
To satisfy or refinance existing obligations, support the development of our business, adapt to changing business conditions or carry out our growth strategy through acquisitions, we may require additional cash resources. If our existing resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain other borrowings, and we cannot be certain that such additional financing would be available on terms acceptable to us or at all. Any financing arrangements we may pursue or assume may require us to grant certain rights, take certain actions or agree to certain restrictions that could negatively impact our business, financial condition, and results of operations.

The sale of additional equity securities could result in dilution to our stockholders and adversely impact the price of our stock, and additional indebtedness would result in increased debt service costs and obligations and could impose operating and financial covenants that would further restrict our operations.

Furthermore, market volatility and the related Kazakhstan and global economic impact and other factors could also adversely impact our ability to access funds as and when needed. If additional capital is not available on terms acceptable to us or at all, we may need to modify, delay, limit or terminate our long-term strategies.
Reductions in our credit ratings or an increase in our credit spreads could adversely affect our business, liquidity and cost of funding.
Each of Freedom KZ, Freedom Europe, Freedom Global and Freedom Bank KZ currently holds long-term issuer credit rating of "В+" and short-term issuer credit rating of "В" from S&P Global Ratings. On the Kazakhstan national scale, Freedom KZ and Freedom Bank KZ hold long-term issuer credit rating of "kzBBB". FRHC holds long-term issuer credit rating of "B-". As of the date of this report, Freedom Life has long-term issuer credit and financial strength ratings of "BB" with a "Stable" outlook and a "kzAA-" long-term issuer credit rating on the Kazakhstan national scale from S&P Global Ratings. Freedom Insurance has "BB-" long-term issuer credit and financial strength ratings with a "Stable" outlook and a "kzA-" Kazakhstan national scale rating from S&P Global Ratings

As of the date of this report, Freedom Life has a "BB" long-term issuer credit and financial strength rating on the international scale and a "kzAA-" long-term rating on the Kazakhstan national scale from S&P Global Ratings with a "Positive" outlook. Freedom Insurance has a "BB-" international scale rating and a "kzA-" Kazakhstan national scale rating from S&P Global Ratings with a "Stable" outlook.

In the event of a reduction in our credit ratings both our ability to obtain long-term funding and our credit spreads and resulting cost of such funding may be materially adversely affected. Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements.
Our investments expose us to a significant risk of capital loss.
We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. As of March 31, 2025, our assets included $2.3 billion in trading securities, of approximately 35.5% of which consisted of corporate debt securities and approximately 56.4% of non-U.S. sovereign debt securities. We have relied on leverage, including by entering into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions, to increase the size of our proprietary securities portfolio. As a result, we may face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. Such pressures may include or be exacerbated by the recent tariff increases and trade tensions. As a result, we may suffer losses from our investment activities. Our proprietary portfolio is concentrated in sovereign debt instruments outside the US and debt of number of companies. 97% of sovereign bonds we hold have been issued by the Republic of Kazakhstan, while the remaining sit across Central Asian and European countries. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face the risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.
Substantially all of our investing and market-making positions are marked-to-market on a daily basis, and declines in asset values directly impact our earnings. Although we may take measures to manage market risk, such as employing position limits, hedging and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. Our investing and market-making strategies may not be effective or profitable. For example, an increase in interest rates, a general decline in debt or equity markets, an inability to properly and cost effectively hedge, economic slowdowns, including as a consequence of global trade policies and tariffs, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to entities or investments of the type in which we invest or for which we make markets, or other world events, such as wars, including the Russia-Ukraine conflict, natural disasters or the outbreak of a pandemic, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on our investments.
We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.
As part of our investment activities, both as an intermediary between borrowers and lenders and on a proprietary basis (i.e., when acting for our own account), we raise funds through repurchase transactions on the KASE. Our short-term financing is primarily obtained through securities repurchase arrangements. As of March 31, 2025, $1.4 billion, or 63%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
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
Our risk management framework is designed to identify, assess, and mitigate risks across our operations, including credit, market, liquidity, operational, IT, information security, data protection, legal, regulatory, reputational and ESG risks. We cannot guarantee that our risk management framework will always be effective, as unforeseen circumstances or misjudgments could arise. If our framework fails to address a particular risk effectively, we could face losses that would negatively impact our business, financial condition, and results of operations. Regulatory bodies in the jurisdictions where we operate might also impose adverse consequences.

Our modeling and assumptions used in assessing risks in our business may differ materially from actual results.

We use modeling and forecasts to estimate exposures, loss trends and other risks, and to assist us in decision-making related to underwriting, pricing, capital allocation, and other issues associated with our businesses. Our models and forecasts are subject to various unverifiable assumptions, uncertainties, model design errors, complexities and inherent limitations, including those arising from the use of historical internal, industry, and unverified, third-party-provided data and assumptions. If, based upon these models, forecasts or other factors, we misprice our products or fail to correctly estimate the associated risks, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We also establish and monitor underwriting guidelines and an approval process for assessing and addressing risks and their limits; however, the assumptions upon which our guidelines and limits are based and the analysis of those assumptions, may not be correct or will accurately reflect future results. As a result, these guidelines and approval process may not be effective in mitigating our underwriting risks.

In our insurance business, we may not be able to obtain reinsurance at required levels or prices, or otherwise collect on reinsurance, which could increase our exposure or limit our ability to write new policies.

The availability and cost of reinsurance are dependent on market conditions beyond our control. As a result, reinsurance may not be available to us to the extent and on the terms we require to write new business. If we cannot obtain reinsurance or purchase reinsurance at acceptable prices, we would have to either accept an increase in our exposure, or reduce our insurance exposure by limiting writing new policies that we think necessitate reinsurance protections, either of which could have a materially adverse effect on our insurance businesses.

Further, our reinsurance programs have counterparty risk that may result in uncollectible claims. Collectability from reinsurers is subject to factors such as whether reinsurers have the financial capacity to make payments, whether insured losses meet the conditions of the reinsurance contract, and whether the reinsurer otherwise disputes coverage. Our inability to recover from reinsurers, for any reason, could have a material effect on our business, financial condition, results of operations and cash flows.

We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.

We depend on the efforts, skills, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. These individuals have made significant contributions to our success and we believe our success moving forward depends, to a significant extent, on the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available to us for any reason, we may not be able to replace them with comparable capable personnel. Due to Mr. Turlov's importance to our company, we would be materially adversely affected if Mr. Turlov ceased to actively participate in the management of our business or left the company entirely. We do not hold "key man" life insurance on Mr. Turlov or any of our other officers or directors.

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
Our business and operations could be seriously disrupted and our reputation could be harmed, by events or contributing factors that are wholly or partially beyond our control. The occurrence of such extraordinary events, including the emergence of pandemics or other widespread health emergency, such as in the case of Covid-19 (or concerns over the possibility of such an emergency); persistent or recurring endemics; trade policies and tariffs and their impact on global markets and currency exchange rates; political discord and civil unrest; terrorist attacks; cyber-attacks; war and armed conflict (including the Russia-Ukraine conflict, conflict in Israel and Gaza, India-Pakistan conflict); extreme weather events or other natural disasters; failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data; power, telecommunications or internet outages; or shutdowns of mass transit, could create, and in the cases of civil unrest in Kazakhstan in January 2022, and the Russia-Ukraine conflict, have created, and may continue to create, economic, governmental and financial disruptions, and could lead to operational difficulties (including shutdowns of our offices, quarantine, shelter in place and travel limitations) that could impair our ability to operate our business.
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
For example, as a result of the Russia-Ukraine conflict escalation in February 2022 and a significant increase in market volatility, the NBK raised the base rate from 10.25% to 14.5% by September 2022. Subsequently, with the acceleration of inflationary pressure, the base rate was further increased to 16.75% in December 2022. There was a decrease in the inflation rate by mid-2023, which led to a loosening of monetary policy and a reduction of the rate to 14.25% by mid-2024. Since November 2024, there has been a steady trend of accelerating inflation from 8.4% to 10%. In response, the NBK raised the base rate, which is currently 16.5%. The current market situation in Kazakhstan, the budget deficit, and the deteriorating global economic situation may lead to a continuation of the trend towards a rate hike, which could negatively impact the value of our Kazakhstan interest-sensitive assets and increase our borrowing and funding costs, all of which could materially and adversely affect our business, financial condition, and results of operations.
We are exposed to foreign currency fluctuation risks.
Because our business is conducted in multiple countries, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include Kazakhstan tenge, Euro, Uzbekistan sum, Kyrgyzstan som, Azerbaijan manat, Armenian dram, British pound sterling and United Arab Emirates dirham. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.
Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. In addition, governments may impose stringent rules that restrict currency operations between residents and non-residents. Such rules may be imposed when the applicable regulator believes there exists a serious threat to the stability of payment balances, the foreign currency market or economic security and can have a significant impact on currency rate fluctuation.
In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact currency fluctuations. See also "Changes in U.S.or other countries trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations." below.

Damage to our reputation could harm our business.

Maintaining our reputation is critical to attracting and maintaining customers, investors, and employees. If we fail to address, or appear to fail to address, issues that may give increase to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including legal and regulatory requirements and actions, measures to prevent money laundering, terrorist financing and sanctions violations and management of risks in relation to related party transactions and arrangements. Adverse developments could impair our reputation and materially adversely affect our business, financial condition, results of operations and cash flows.

We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights, which may harm our business and competitive position.

Our ability to succeed and remain competitive depends in part on adequately securing, maintaining, protecting, enforcing, and defending our intellectual property rights and proprietary technology. In addition to registration of our trademarks and other intellectual property in various jurisdictions, we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete arrangements with our employees, to protect our proprietary rights. However, the measures we implement to safeguard these rights may not be adequate to fully prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property, or from improperly disclosing or using our trade secrets and other confidential information. We make strategic decisions regarding when to pursue trademark or copyright registration or initiate other intellectual property protections, and when to rely on trade secret safeguard measures, but these decisions may ultimately prove insufficient. Additionally, we cannot protect our intellectual property if we are unable to detect unauthorized use or infringement. See also "Intellectual Property" in Part I Item 1 "Business" of this annual report.

Our intellectual property rights could be challenged, invalidated, circumvented or misappropriated despite the steps we take to protect them. For example, third parties might copy, acquire, or use our intellectual property, including trade secrets, without authorization. Additionally, the use of trademarks or service names similar to ours could harm our brand identity and cause customer confusion. Similarly, confidentiality and non-compete agreements may be breached by counterparties or our employees under our standard employment contracts, and there may not be adequate remedies available to us for any such breach. We cannot be certain that all persons and entities contributing to our intellectual property have validly assigned to us all applicable intellectual property rights they may have, or that we will be able to enforce our rights under any such agreements. Furthermore, we cannot guarantee that confidentiality agreements are in place with every party that currently has, or previously had, access to our proprietary information, trade secrets, or know-how. Even where such agreements exist, they may not effectively prevent unauthorized access, use, disclosure, misappropriation, or reverse engineering of our intellectual property and proprietary information. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights as such rights might not receive the same degree of protection in various jurisdictions because of the differences in patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights.

Preventing any unauthorized use of our intellectual property and proprietary information is difficult and costly and the measures we take may be inadequate to prevent the misappropriation, infringement, or other violations of our intellectual property and proprietary information. In some cases, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. Further, our efforts to enforce our intellectual property rights may face defenses and counterclaims attacking the validity and enforceability of our intellectual property rights, and if such countermeasures are successful, we could lose valuable intellectual property rights. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a particular period.
Risks Related to the Global Political, Regulatory and Economic Environment
Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict.

Historically, a large portion of our brokerage business was attributable to securities trading by individuals and qualifying institutions in Russia. Although we divested our Russian subsidiaries in February 2023 and continuing to actively seeking to diversify our customer portfolio to decrease the share of our customers located in Russia, the brokerage and banking customers of our non-US subsidiaries continue to include non-sanctioned Russian persons. As a result, we continue to have a limited exposure to Russia, which poses continuing challenges for our business, financial condition, and results of operations.

Although neither FRHC nor any of its group companies is the subject of any sanctions imposed by the United States, the European Union or the United Kingdom, and we have divested our Russian subsidiaries, the effects of the Russia-Ukraine conflict could adversely impact our business. For example, given Kazakhstan's extensive historical business ties with Russia, we are exposed to the risk that secondary sanctions could be imposed on participants in the financial sector in Kazakhstan. There is a similar risk that existing international sanctions and countersanctions measures that limit the ability of Russian persons to engage in securities activities in certain securities may be expanded in a manner that curtails our ability to provide brokerage services to such customers through our non-Russian subsidiaries. The effects of the Russia-Ukraine conflict could also limit our ability to, or make it difficult for us to, enter into agreements with certain counterparties. The materialization of any of the foregoing factors could have a material adverse effect on our business, financial condition, and results of operations.

Sanctions imposed by Ukraine on our Chief Executive Officer and our former Ukrainian subsidiary could have a material adverse effect on us.

On October 19, 2022, our CEO Mr Timur Turlov, our former Ukrainian subsidiary Freedom UA (which has been deconsolidated from our financial statements starting from the first quarter of fiscal 2024 due to the uncertainty of our ability to control it) and our two former Russian subsidiaries (which have since been divested) were included on the National Security and Defense Council of Ukraine sanctions list, which included more than 2,500 companies and individuals. In connection with these sanctions, the operations of our former Ukrainian subsidiary were suspended. We believe that the inclusion of Mr. Turlov and these subsidiaries on the list was due to perceived connections with Russia. While we believe the inclusion of Mr. Turlov and our former Ukrainian subsidiary on the list is not justified and we have appealed the decision, there can be no assurance as to when they will be removed from the list, if at all. While our former Ukrainian subsidiary is not material in the context of our overall group, the inclusion of Mr. Turlov and our former Ukrainian subsidiary on this list could materially adversely affect our relationships with counterparties and regulators in other jurisdictions and as a result could restrict our ability to conduct our business and carry out our business strategy. In addition, because we have a significant number of Ukrainian brokerage customers that are served by our non-Ukrainian subsidiaries, the existing sanctions imposed by Ukraine or any expansion of such sanctions could adversely affect our brokerage business.

Non-compliance with U.S., EU, UK or other sanctions programs could adversely impact our company.

We are committed to compliance with all applicable economic sanctions, including those related to the Russia-Ukraine conflict.

For instance, U.S. economic sanctions include prohibitions that are generally administered and enforced by OFAC. With the exception of OFAC's Iran and Cuba sanctions programs these prohibitions apply to U.S. persons, including companies organized under the laws of the United States and their overseas branches (such sanctions applicable to U.S. persons are generally referred to as "primary" sanctions) but do not apply to non-U.S. subsidiaries of U.S. persons unless the relevant transactions have a nexus with the United States. U.S. economic sanctions also include "secondary" sanctions that make certain activities of non-U.S. persons sanctionable under U.S. statutes such as the Countering America's Adversaries Through Sanctions Act (CAATSA) or the U.S. President's executive orders, such as Executive Order 14114 of December 22, 2023, which, among other things, subjects foreign financial institutions that engage in certain activities involving Russia's military-industrial base to secondary sanctions risks. These sanctions are administered by OFAC and/or the U.S. Department of State.
Because Freedom Holding Corp. is a U.S. incorporated holding company that operates through its subsidiaries, we are obliged to comply with Ukraine-Russia conflict-related sanctions imposed by the United States, but those sanctions do not apply to the fully independent activities of our non-U.S. subsidiaries where there is no U.S. nexus. If, however, it was determined that Freedom Holding Corp. facilitated activities of its subsidiaries that are prohibited under U.S. sanctions, Freedom Holding Corp. could be subject to civil or criminal penalties under OFAC regulations. In addition, non-U.S. companies that cause U.S. companies to violate OFAC regulations may be subject to enforcement action and thereby the imposition of civil or criminal penalties. The risk of noncompliance may arise in connection with international transactions conducted in U.S. dollars, transfers to or from U.S. bank accounts, or dealings with U.S. broker-dealers.
We maintain omnibus brokerage accounts for several institutional customers. The order flow from these accounts represents transactions of customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such customers in which they have agreed to comply with sanctions laws, and to grant us access to its customer records for purposes of compliance monitoring upon our request, we do not have direct access to such institutional customers' own customer check systems. While, based on the procedures we have performed, we believe that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are not sanctioned persons, because we do not have such direct access we cannot provide assurance that this is the case.
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
Sanctions are subject to rapid change, and it is also possible that new sanctions programs could be established, or secondary sanctions could be imposed, by the U.S. or other jurisdictions without warning, including in relation to the Russia-Ukraine conflict. The extent of current sanctions measures, not all of which are fully aligned across jurisdictions, further increases operational complexity for our business and increases the risk of making errors in managing day-to-day business activities within the rapidly evolving sanctions environment.

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
Generally, investments in emerging markets are only suitable for sophisticated investors who fully appreciate the significance of the risks involved. Emerging markets are subject to greater risk than more mature markets, including in some cases significant political, economic and legal risks, including:
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
•procuring adequate insurance; and
•political or social unrest, including domestic protests such as occurred in Kazakhstan in January 2022 and international conflicts, such as the Russia-Ukraine conflict, leading to the internet shutdowns (or access restrictions) or state of emergency lockdowns.
Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Emerging economies such as Kazakhstan are subject to rapid change and that the information set out herein may become outdated relatively quickly. Moreover, financial, political or social turmoil in any emerging market country can disrupt the local securities markets and our relevant in-country operations.
The economies of Kazakhstan and other countries in which we operate are vulnerable to external shocks and fluctuations in the global economy.
Shocks and fluctuations to the global economy may adversely impact Kazakhstan and the other emerging market countries in which we operate. We estimate that, for fiscal 2025, approximately 85% of our total revenue and most of our total net income was attributable to our operations in Kazakhstan, and as of March 31, 2025, approximately 63% of our total assets were attributable to our operations in Kazakhstan. The economic resilience of Kazakhstan has been tested by global financial shifts and political events, impacting its growth trajectory. Particularly, the Covid-19 pandemic led to a significant downturn in 2020, exacerbated by a sharp decline in oil prices. Although there was a subsequent recovery, the economy's growth rates have been inconsistent, influenced by external challenges such as reduced oil production and supply chain disruptions, partly from the ongoing Russia-Ukraine conflict. Kazakhstan's heavy reliance on its oil and gas sector, despite diversification efforts, underscores the economy's vulnerability. CPC is the main oil export route (for at least two thirds of total oil exports), which runs from fields in the west of the country to a terminal near the Russian port of Novorossiysk. Even though Kazakhstan is undertaking efforts to diversify its oil export routes through the Transcaspian International Transport Route (TITR), the CPC will continue to play a major role in the transportation of Kazakhstan's oil. The Russia-Ukraine conflict may cause damages to the Russian port that can lead to a decrease of oil exports for Kazakhstan.
Changes in both the global and domestic environment have resulted in, among other things, lower liquidity levels across the banking sector, tighter credit conditions for Kazakhstan companies generally and fluctuating global demand for, and instability in, the price of crude oil and other commodities and fluctuations in the value of the tenge. For example, the tenge depreciated relative to the U.S. dollar by 10.4% in 2020 primarily due to a sharp fall in oil prices caused by the Covid-19 pandemic. At the onset of the Russia-Ukraine conflict, the tenge depreciated by 8.0% relative to the U.S. dollar during the quarter ended March 31, 2022. During fiscal 2025, the tenge continued to experience high pressure from global and domestic factors, depreciating by 13% against the U.S. dollar. The tenge has since appreciated in value but remains subject to volatility.
Kazakhstan and other countries remain vulnerable to external shocks and the economic performance of their trading partners. A significant decline in economic growth in the EU or in any of a country's other major trading partners, including Russia (whether or not resulting from international sanctions), could have a material adverse effect on such country's balance of trade and adversely affect its economic growth. In addition, a number of elections took place around the world in 2024, including the recent U.S. presidential election. The results of these elections, such as enacting or raising tariffs on certain U.S. trading partners by the new U.S. administration, have led or are anticipated to lead to policy changes, which may have a detrimental effect on markets, broader business environment and our operations. The Trump administration has signaled that Kazakhstan will be subject to a 27% tariff on all exports to the U.S., the impact of this tariff on the economy of Kazakhstan is still unknown, but could materially impact our customers in Kazakhstan and conversely our business operations. See also "Changes in U.S. or other countries trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations." below.
Weaknesses in the global economy, or a future external economic crisis, may have a negative effect on economies or investors' confidence in the markets where we operate. Such developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Kazakhstan's economy is vulnerable to internal political and social unrest.
The countrywide unrest in Kazakhstan that occurred in January 2022 resulted in major interruptions to Kazakhstan's financial market. As a result of the internet shutdowns (or access restrictions) and the state of emergency lockdowns declared by the president of Kazakhstan, our Kazakhstan subsidiaries, along with other financial institutions in Kazakhstan, were unable to conduct operations or operated with limited functionality during the unrest. As occurred in 2022, any similar unrest may result in significant changes to the Kazakhstan government and reshuffling of government officials, which could in turn result in future impacts to the financial markets in Kazakhstan, including possible amendments to legislation that may limit or make it more difficult or expensive to conduct our operations or make our services less attractive to our customers.
Continuing inflation has driven up the cost of goods and services and may further increase our expenses, weaken our competitive position, or lower consumer spending power.

Continuing inflation has led to higher prices for goods and services, which could increase the cost of delivering our services, weaken our competitive position, or reduce consumers’ purchasing power. Specifically, most of our operations and expenditures are based in Kazakhstan, where expenses are largely denominated in Kazakhstan tenge. As a result, inflation in Kazakhstan significantly affects our cost structure. Due to various factors, including geopolitical issues, the country is currently experiencing elevated inflation, which has driven up business costs, including for supplies and labor. These inflationary challenges, which may be intensified by geopolitical conflicts or shifts in global economic policy, such as U.S. or other countries trade policy, could be expected to persist for an uncertain duration. According to the National Statistics Bureau of the Kazakhstan Agency for Strategic Planning and Reforms, annual consumer inflation was 18.1% in March 2023, 9.1% in March 2024, and 10% in March 2025. A prolonged period of inflation, especially when paired with high interest rates, may destabilize markets, spark new financial crises, reduce loan activity, increase default rates, weaken consumer spending and investment activities, and damage consumer confidence, all of which could negatively impact our business, financial condition, results of operations and cash flows.

Changes in U.S. or other countries trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

Changes to international trade and investment policies by the U.S. or other countries, and the uncertainty about potential changes, could negatively impact financial markets globally and currency exchange rates. Significant increases in tariff rates, either broadly applied or targeted at specific goods or trading partners, could adversely impact economic conditions and/or result in higher inflation, which could result in financial market volatility as markets adjust to the incremental cost of doing business and/or new business models to reduce the impacts, as well as adversely impact asset prices. Also, escalation of tensions between the U.S. and China, including tariff increases, could lead to further U.S. measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of counter tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury bonds.

Any restrictions on the activities of businesses, could also negatively affect financial markets. These developments could adversely affect our businesses, customers, including demand for our products and services.

Risks Related to Legal and Regulatory Matters
We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or sanctions.
Our business is subject to extensive government regulation, licensing and oversight in multiple jurisdictions, including provisions which apply on a cross-border basis. Laws, regulations and rules or other obligations to which we are subject include those concerning securities brokerage, retail and commercial banking, insurance services, payment services, securities trading, underwriting and market-making, granting of credit, deposit taking, margin lending, foreign currency exchange, IT, information security and data protection, cross-border and domestic money transmission, fraud detection, antitrust and competition, consumer protection, U.S. and non-U.S. sanctions regimes, anti-money laundering and counter-terrorist financing. See "Non-compliance with U.S., EU, UK or other sanctions programs could adversely impact our company." above and "Our measures to prevent money laundering, terrorist financing violations may not be completely effective." below.
As we introduce new products and services and expand existing product and service offerings we may become subject to additional regulations, restrictions, licensing requirements, reporting and related regulatory oversight.
Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. Many of the requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. New regulations may result in enhanced standards of duty on our subsidiaries in their dealings with their customers. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Compliance with the extensive regulations applicable to us is also associated with auditing, accounting, legal, tax consulting fees and other expenses.
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
From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include the NBK, the AFSA, the ARDFM, CySEC and the SEC. We have received various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against us that may result in administrative or other restrictive measures, censure, fine, civil or criminal penalties. For example, on February 13, 2023, following an elective audit of Freedom Bank KZ commenced by the ARDFM in June 2022, the ARDFM issued an order providing that Freedom Bank KZ violated a number of banking laws and regulations. In connection with such order, Freedom Bank KZ developed and implemented a remediation plan, the completion of which was confirmed on April 10, 2024. We could also experience negative publicity and reputational damage as a result of future lawsuits, claims or regulatory actions. Any of the foregoing could, individually or in the aggregate, adversely affect our business, financial condition, results of operations and cash flows.

Financial services firms have been subject to increased regulatory scrutiny increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry operate in a highly regulated regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA in the United States, U.S. state regulators and regulators in non-U.S. jurisdictions. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these regulatory authorities. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. We also may be adversely affected as a result of new, revised, or reinterpreted legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
As a U.S. public company listed on Nasdaq we have substantial regulatory reporting obligations.
We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. Failure to comply with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") or the Dodd-Frank Wall Street Reform and Consumer Protection Act, applicable securities or other laws could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities, and related penalties, fines and litigation. These laws, as well as the listing standards of Nasdaq, impose certain compliance requirements, costs and obligations on listed companies. This requires a significant commitment of resources and management oversight. The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees, registrar and transfer agent fees and listing fees, as well as other expenses.
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
We operate through our subsidiaries in the U.S. and multiple non-U.S. jurisdictions. Enforcement officials generally interpret anti-corruption laws to prohibit, among other things, improper payments to government officials. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause us or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused us or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
A failure by our subsidiaries or our company to meet capital adequacy and liquidity requirements could affect our business, financial condition, results of operations and cash flows.
As a condition to maintaining our licenses to conduct brokerage, insurance and banking activities, some of our subsidiaries, and, in certain cases, FRHC as their owner, must meet ongoing capital and liquidity standards, which are subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect the licenses of our subsidiaries, as well as our business, financial condition, results of operations and cash flows.
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
Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations or our customers. It is possible that governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations including those governing capital, liquidity, leverage, long-term debt, margin requirements, restrictions on leveraged lending or other business practices, reporting requirements and tax burdens will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is limited in a number of jurisdictions where we operate, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. If we fail to develop and maintain good working relationships with local regulators, or a regulator determines that we have violated local laws in a particular market it could negatively impact our businesses in that market and our reputation generally.

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
•force us to relocate operations or personnel, or to amend or terminate arrangements with senior management;
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
Notwithstanding the anti-money-laundering ("AML") regulations that are in place in Kazakhstan, the EU, the U.S. and other jurisdictions in which we operate, we are subject to the risk that our subsidiaries that are financial institutions could be used as vehicles for money laundering.

Minimum standards and duties according to the anti-money laundering legislation in Kazakhstan, Cyprus, the EU, the U.S. and other jurisdictions where we operate include customer identification, analysis of the customer's economic profile, record keeping, suspicious activity reporting, employee training, an audit function and designation of a compliance officer. Suspicious transactions must be reported on a daily basis to the relevant authorities. We are subject to applicable anti-money-laundering and anti-terrorist-financing laws and regulations. Our anti-money-laundering measures are based on relevant legislation. For example, Kazakhstan is a member of the Eurasian Group (an Associate Member of the FATF) and has enacted laws and regulations to combat money laundering, terrorist financing and other financial crimes. We have procedures and documents aimed at preventing money laundering and financing of terrorist activities, including a general anti-money-laundering policy, employee training, the designation of a compliance officer, internal control procedures that include a refusal policy whereby we may refuse to conduct business with suspicious entities or individuals and rules on counteracting money laundering and financing of individuals and legal entities engaged in terrorist activities. In the case of suspicious transactions, internal suspicion reports (ISRs) are submitted to the local compliance departments for initial internal investigation. In the case of confirmed suspicious transactions, such transactions are reported immediately to the relevant local financial intelligence unit (FIU). We seek to fully comply with the reporting requirements under applicable legislation related to money laundering or terrorist financing. However, there can be no assurance that third parties will not attempt to use us as a conduit for money laundering or terrorist financing without our knowledge, nor that the measures described above will be completely effective. Any technical or other breaches of the anti-money laundering laws and regulations by us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Due to the omnibus brokerage accounts we maintain for certain institutional brokerage customers, penalties and other enforcement actions could be brought against us under relevant AML/CTF laws due to breaches by those customers of those laws and regulation and similar laws despite the fact that we have no direct control over the activities or policies of such customers. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such institutional customers in which they have agreed to comply with AML/CTF controls that are applicable to brokers in the U.S. and EU, and we test their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring, because we do not have direct access to such institutional customers' underlying customers or screening systems, we cannot provide assurance that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are conducting trades in compliance with applicable AML/CTF laws.
If we violate securities laws, or are involved in litigation in connection with a violation, our reputation and results of operations may be adversely affected.
Many aspects of our business involve substantial risks of liability. In our underwriting business, we are exposed to substantial potential liability under U.S. federal, state and non-U.S. securities laws, other U.S. federal and state and non-U.S. laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Our underwriting activities which are primarily in Kazakhstan will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.
We are subject to risks related to potential litigation and arbitration.
We may be subject to legal claims from our customers and counterparties, employment-related claims and other claims. We could experience negative publicity and reputational damage as a result of lawsuits or arbitration claims, in addition to potential significant costs incurred to defend ourselves or settle claims or judgments. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Risks Related to Information Technology and Cybersecurity
Our operations are highly dependent on the continued and proper functioning of our information technology systems and infrastructure.
Our brokerage, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages.
These communications and transactions are accomplished primarily through electronic information technology systems that are comprised of a wide array of computer systems, software, server and network hardware, internet connectivity and underlying infrastructure that enable them to function. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly, become disabled, or otherwise become unavailable, as a result of events that are wholly or partially beyond our control. Events causing failures of our systems may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including an infectious disease outbreak or pandemic, social unrest such as occurred in Kazakhstan in January 2022, armed conflict such as the Russia-Ukraine conflict or cyber-attacks. For example, during the transition from the calendar year 2022 to the calendar year 2023, Freedom Bank KZ experienced a technical failure in processing transactions on its MultiInvest cards, as a result of which it incurred losses of approximately $3 million. After the error was identified, measures were taken to rectify the issue and provide for timely synchronization of the balances going forward.
In particular, our "Tradernet" electronic trading platform is proprietary technology that plays a key role in both our customers' use of our services and for other important aspects of our business. Errors, failures, delays, interruptions, disruptions, vulnerabilities, bugs, incompatibility, obsolescence, or similar issues with Tradernet, or the software or systems upon which Tradernet relies for its functionality, however caused, could result in business disruptions, financial loss, reputational damage, and other adverse impacts on our business, financial condition, and results of operations.
Other businesses we currently operate, or that we will establish in the future pursuant to our digital fintech ecosystem strategy, will also be highly dependent on the proper functioning of IT systems and related technology.

If any of our systems do not operate properly or are disabled or otherwise unavailable, or if there are other shortcomings or failures in our internal processes, personnel, or systems related to the electronic communications and functionality our operations depend on, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to customers, regulatory intervention, and reputational damage. An inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations.
We interact with large volumes of sensitive data that expose us to data breaches and other cybersecurity risks and liabilities.
Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. In particular, our ability to operate our business, and specifically our electronic trading platform, Tradernet, depends on our ability to protect the computer systems, networks and databases that we operate and use from unauthorized intrusions of third parties, including cyber-attacks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, social engineering, employee error and cyber-attacks and other evolving cybersecurity threats.

The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with whom we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with whom we conduct business. In addition, new and expanding data privacy laws and regulations (such as the GDPR) are, or soon will be, in effect in many of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and compliance failures could result in significant fines, penalties and liability.

We have previously experienced cybersecurity incidents which breached our information systems, but these were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. There is an increased likelihood that escalation of tensions from the Russia-Ukraine conflict could result in cyber-attacks that could either directly or indirectly impact our operations. Although our subsidiaries have implemented cybersecurity controls for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers' and employees' data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by attacks or malware and this degrades our services, our products and services may be perceived as being vulnerable to cybersecurity risk and the integrity of our data protection systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we might incur reputational damage, litigation exposure, regulatory fines, penalties, reimbursement or other compensatory costs.
If possible outbreaks or other events occur in the future, we may again be required to move a significant portion of our workforce to working remotely, which could result in increased overall IT, information security and data protection risks associated with widespread remote work, as remote working environments may be less secure and more susceptible to IT and information security threats.
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
In addition, as we operate in emerging markets which may have an increased threat of terrorism, military conflict, social unrest or governmental interference with infrastructure, which could result in property damage, business interruption and damage to our brand or reputation. The local authorities may order our subsidiaries to temporarily shut down their entire networks or part or all of our networks may be shut down due to actions relating to military conflicts, social unrest or a nationwide strike. For example, during the social unrest in Kazakhstan that occurred in January 2022, the Kazakhstan government temporarily disabled internet access in the country, which resulted in severance of internal communications within our Kazakhstan subsidiaries.

Because we have employees in a number of locations in Kazakhstan, Uzbekistan, Kyrgyzstan, Turkey, Azerbaijan, Germany, Spain, Greece, France, Poland, Lithuania, Bulgaria, Austria, Italy, Netherlands, Belgium, Armenia, Tajikistan, the UAE, the UK, the U.S. and Cyprus, all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
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
Failure or compromise of third-party systems operations or security could adversely affect our business and expose us to data breaches and cyber-attacks.
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
In particular, funds invested by our customers in securities of U.S. companies are transmitted by us to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with these U.S. registered securities broker-dealer and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See "We are dependent upon our relationships with third party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally." above.
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
Use of third-party systems and vendors creates additional potential vulnerabilities. These third-parties may have weaker cybersecurity practices than our own. A cyber-attack, data breach, or system failure originating within a third-party system could disrupt our operations, compromise sensitive data, or damage our reputation. Despite measures to manage third-party risks, we cannot fully eliminate these exposures.
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

As we introduce or expand new digital offerings and advanced technologies such as artificial intelligence ('AI')-driven services, internet of things ('IoT') applications, and next-generation identity solutions there is an increased risk of rolling out platforms before fully understanding their potential vulnerabilities or correctly interpreting regulatory requirements. Rapid deployments may create new avenues for malicious attacks or identity-based threats, where attackers could impersonate users, disrupt services, or commit fraud. A successful infiltration could compromise our technology, integrity and confidentiality of our data and expose us to regulatory scrutiny, liability, and damage to our reputation.

Our business relies on legacy IT systems, software, and platforms. These systems are frequently more vulnerable to cyber-attacks due to outdated security protocols, unpatched vulnerabilities, and lack of vendor support. Maintaining and supporting these older systems often requires specialized, and increasingly scarce, expertise and investment into compensating security measures. Development of new features or integrations for legacy systems can be slow, costly, and prone to errors.

Other businesses we currently operate, or that we will establish in the future pursuant to our digital fintech ecosystem strategy, are also subject to rapid technological change.
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
Incorporating AI technologies into some of our products and processes may present business, compliance, and reputational risks.
We are currently evaluating and experimenting with machine learning and AI technologies to enhance our products and processes in certain circumstances, such as improving the efficiency of our compliance checks. Our efforts in researching and developing these technologies are ongoing. As with many emerging technologies, AI poses a variety of risks and challenges that could negatively impact our business. If we are unable to keep pace with the rapidly evolving landscape of AI, particularly within the financial technology industry, our competitive position and business may be adversely affected.
Incorporating AI technologies, especially generative AI, into new or existing processes or offerings may also introduce new or increased risks and liabilities. These may arise from heightened regulatory or governmental oversight, litigation, compliance obligations, ethical concerns, or risks related to confidentiality and security. Any such risks could harm our business, reputation, or financial performance. Additionally, laws, regulations, or industry standards that are developed in response to AI may be restrictive or burdensome, potentially limiting our ability to use, create, or implement AI, particularly generative AI, within our products, processes, or business expansion strategies.
If we are unable to secure rights to use AI technologies on commercially reasonable terms, we may need to acquire or build alternative solutions, which could delay our ability to offer competitive products and increase our costs. AI solutions may also utilize data from third-party sources, potentially exposing us to risks related to data usage rights and protection. The legal and regulatory framework surrounding AI is rapidly developing and remains uncertain, including issues related to intellectual property rights, licensing, cybersecurity, and data privacy - many of which have yet to be addressed by law makers, courts or regulators. Our use, development, or adoption of AI technologies in our processes or offerings may lead to claims from third parties involving copyright infringement or other intellectual property disputes, which could require us to pay damages or license fees. In addition, the changing regulatory and legal environment for AI may also affect our ability to safeguard our own data and intellectual property from unauthorized use.
Reliance on centralized infrastructure and cloud services increases our exposure to larger scale service disruptions and cyber-attacks.
We are consolidating our IT infrastructure and applications into centralized data centers and cloud services, combining the use of third-party software and IT infrastructure providers, our superapps, such as Freedom SuperApp and Freedom Banker, and Tradernet. This approach allows us to utilize the advantages of economies of scale, uniform security controls, more efficient management, and reduces our reliance on the number of third-party IT service providers. While centralized IT infrastructure may reduce our probability of incidents of IT disruptions through service disruptions or cyber-attacks risks, it increases our exposure to larger scale service disruptions and cyber-attack incidents. If a key infrastructure or cloud provider experiences an outage, faces a security breach, or substantially raises costs, our operations could be disrupted, impacting both customer-facing services and internal processes. Moreover, a single malfunction or vulnerability in consolidated systems may impact multiple businesses simultaneously. Any resulting operational downtime, data compromise, data integrity violation, or reputational damage could be magnified by the reliance on a centralized IT system, attracting scrutiny from regulators in the relevant jurisdictions and have a material adverse effect on our business, financial condition, results of operations and cash flows. At the same time, reverting to a decentralized architecture would likely lead to extended attack surface, higher operational costs, shortages of experienced staff, and diminished service reliability.
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

OECD's Inclusive Framework's agreement on Pillar-Two solutions impacts our business.

The OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting ("BEPS") addresses the tax challenges arising from the digitalization and globalization of the economy. In October 2021, the OECD's Inclusive Framework ("IF") reached an agreement on a Two-Pillar Solution addressing global tax challenges. This framework, agreed upon by over 135 jurisdictions, significantly reforms international tax rules to ensure multinational enterprises ("MNEs") pay a fair minimum level of tax in each jurisdiction where they operate.

Pillar 2 specifically targets MNEs with annual consolidated revenues of EUR 750 million or more (for any two years within the last 4 reporting years), aiming to ensure a minimum global effective tax rate ("ETR") of 15%. The primary mechanisms under Pillar Two include:
•Income Inclusion Rule ("IIR"): Applies at the level of the parent entity, imposing additional top-up taxes on the profits of constituent entities in jurisdictions with an ETR below the minimum threshold of 15%.
•Undertaxed Profits Rule ("UTPR"): Serves as a secondary or backstop rule to the IIR, applying a residual top-up tax on constituent entities where such top-up tax is not adequately captured by the IIR.
•Qualified Domestic Minimum Top-up Tax ("QDMTT"): Permits jurisdictions to implement domestic legislation imposing a minimum top-up tax, thus preventing other jurisdictions from taxing the same income under IIR or UTPR mechanisms.
The Global Anti-Base Erosion ("GloBE") rules are designed to be implemented consistently across jurisdictions as part of a common approach, fostering predictable outcomes for MNEs and mitigating the risks of double taxation or tax disputes. Moreover, the rules include administrative simplifications and transitional safe harbors to minimize the compliance burden for enterprises, especially during the initial years of implementation.

Compliance with the Pillar Two rules involves determining GloBE Income by making specific adjustments to financial accounting income, calculating Adjusted Covered Taxes to reflect taxes genuinely paid or accrued on GloBE income, and performing jurisdictional ETR computations. A Substance-based Income Exclusion allows MNEs to deduct routine profits associated with tangible assets and payroll expenses, thereby reducing taxable excess profits.

Given these comprehensive changes and their complexity, the OECD Inclusive Framework has provided detailed administrative guidance, transitional safe harbors, and penalty relief measures aimed at simplifying compliance during initial implementation. However, uncertainties and compliance burdens may still arise, especially during the initial implementation phases, leading to potential taxation risks, including double taxation, calculation complexities, and currency fluctuation impacts.

While entities within our consolidated financial statements monitor these rules closely to manage compliance risk effectively, particularly given the detailed administrative guidance and transitional safe harbors introduced by the OECD to alleviate some initial compliance burdens, we still face the risk of non-compliance and the associated tax liability risk.

Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.

We are subject to a broad range of taxes and other compulsory payments, including, but not limited to, income tax, VAT and social contributions. Tax laws have been in force for a short period relative to tax laws in more developed market economies, and the implementation of these tax laws is still unclear or inconsistent. The tax laws and regulations in our regions outside the U.S. are subject to frequent changes, varying and contradicting interpretations, and inconsistent and selective enforcement. Currently the Government of the Republic of Kazakhstan is developing new Tax Code which can significantly affect our business, financial condition, and results of operations.

The Transfer Pricing Law of the Republic of Kazakhstan, dated July 5, 2008, provides for three-level transfer pricing documentation, including a country-by-country report ("CbCR"). Under the mandatory filing requirements or CbCR in Kazakhstan, if a corporation reaches the reporting threshold established for the group's consolidated revenue (e.g. EUR 750 million) it may be required to submit relevant CbCR reports. Similar requirements are outlined in U.S. transfer pricing legislation. A corporation that exceeds the threshold of $850,000,000 in annual revenue is mandated to submit CbCR in the United States.
The mentioned threshold was reached in FY2024, as such we filed CbCR in the United States along with the tax return.

Transfer pricing legislation in certain jurisdictions where we operate may require pricing adjustments and impose additional tax liabilities.

Under Kazakhstan, Armenia, UAE, Cyprus and the U.S-transfer pricing legislation, the burden of proving market prices, as well as keeping specific documentation, lies with the taxpayers. In certain circumstances, the local tax authorities may apply the transfer pricing rules and methods in cases where the rules are formally not applicable, claiming additional tax charges calculated using the transfer rules but based on other tax concepts (e.g., anti-avoidance rules, lack of economic justification of expenses, etc.). Our subsidiaries in Kazakhstan, Armenia, UAE, Cyprus and the U.S. could become subject to transfer pricing tax audits by the tax authorities in the foreseeable future. As a result of such audits, the tax authorities could challenge the level of prices applied by us under "controlled" transactions (including certain intercompany transactions) or challenge the methods used to prove prices applied by us, and as a result we may accrue additional tax liabilities. If additional taxes are assessed with respect to these matters, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.

Kazakhstan's tax regime is subject to ongoing changes, resulting in uncertainties in the interpretation and application of its tax laws. For example, the Kazakhstan government has taken steps to promote investment in its financial markets, including providing a preferential tax regime within the AIFC established by the Constitutional Law of the Republic of Kazakhstan dated December 7, 2015 "On the Astana International Financial Center" (the "AIFC Framework Law"). Among other tax benefits, there is an exemption from corporate income tax on commission income earned by an AIFC-registered member from rendering defined financial services in the AIFC. It is currently unclear whether an AIFC-registered member is eligible for the tax benefits if, for example, it renders services online through employees working outside the AIFC. As a result of these uncertainties, the availability of these new tax exemptions to us remains unclear.

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

Mr. Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a "controlled company" within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by one individual is a "controlled company" and may elect not to comply with certain corporate governance standards, including the requirements that:
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
We currently utilize an exemption to allow Mr. Timur Turlov to sit on our nominating and corporate governance committee. The charters for each of our board committees provide for annual performance evaluations. Currently we have a majority of independent directors on our board of directors.
Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.
The interests of our controlling shareholder may conflict with those of other shareholders.
Mr. Timur Turlov, our chief executive officer and chairman of our board, beneficially owns approximately 70% of our outstanding common stock. He currently has voting control of FRHC and can control the outcome of matters submitted to stockholders for approval. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board and his ability to control the election of our directors. Mr. Turlov also has interests in other companies, certain of which have conducted significant amounts of business with our company and have significantly contributed to our revenues. Such related party transactions give increase to a risk of the conclusion of transactions on terms less favorable than could be obtained in arm's length transactions. The interests of Mr. Turlov could conflict with those of other stockholders. Any such conflict could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If our controlling shareholder, Timur Turlov, sold, or there is a perception that he may sell, large amounts of shares of our common stock, this could cause the market price of our common shares to decline.

Timur Turlov, our chief executive officer and chairman of our board, beneficially owns approximately 70% of our outstanding common stock. Timur Turlov from time to time may commit to investing in significant business or other ventures, and as a result, be required to sell shares of our common stock in satisfaction of such commitments. Sales of substantial amounts of our common shares in the public market, or the perception that these sales may occur, could cause the market price of our common shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Sales of common shares by our shareholders could have a material adverse effect on the trading price of our common shares.

Future issuances and sales of our common shares may have a negative impact on the market price of our common shares. In particular, sales of substantial amounts of our common shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares.
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
For example, the Civil Procedure Code of Kazakhstan, which became effective on January 1, 2016, provides that Kazakhstan courts should recognize and enforce foreign court judgments only if provided for by Kazakhstan law or an international treaty to which Kazakhstan is a party (or based on reciprocity). Kazakhstan is not a party to any multilateral or bilateral treaties with the U.S. or the UK (or most other western jurisdictions) for the mutual enforcement of court judgments, and, accordingly, there is a risk that a judgment obtained from a court in New York or England would not be enforceable in Kazakhstan courts. Each of Kazakhstan, the U.S. and the UK are, however, parties to the 1958 New York Convention on Recognition and Enforcement of Arbitral Awards (the "Convention"), and, accordingly, an arbitral award under the Convention should generally be recognized and enforceable in Kazakhstan provided the conditions to enforcement set out in the Convention and applicable Kazakhstan laws are met. The Civil Procedure Code of Kazakhstan establishes the procedure for the enforcement of foreign arbitral awards.
We have identified material weaknesses in our internal control over financial reporting in the past, and we may identify material weaknesses in the future or fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
We are required to comply with the SEC's rules implementing Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires management to provide an annual report on the effectiveness of internal control over financial reporting. Additionally, we are required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to issue an adverse report if there is a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparing our financial statements in connection with our Annual Report on Form 10-K for the year ended March 31, 2023, we previously identified material weaknesses in our internal control over financial reporting. Management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP. While we have remediated these material weaknesses as of March 31, 2024 by provision of training on U.S. GAAP and increasing the number of personnel and external consultants with experience and qualifications in financial reporting and control processes and implementing new or modified control measures, we cannot assure that these or other measures will prevent future material weaknesses from occurring.

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
•global trade policies and the implementation of tariffs;
•planned or completed acquisitions or disposals;

•investigations, lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
•global economy policy changes, new regulatory pronouncements and changes in regulatory guidelines;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in market valuations or earnings of similar companies;
•any future sales of our common stock or other securities;
•breaches of regulations by our employees;
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
Further, on May 29, 2025, we announced that FTSE Russell selected Freedom Holding Corp. for inclusion in the Russell 3000® Index as part of the 2025 annual reconstitution, effective after the close of U.S. trading on June 27, 2025. If our common stock does not continue to remain on the Russell 3000® Index and is removed because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy

Cybersecurity is a critical component of our risk management program, given the increasing reliance on technology and potential cyber threats. Our Chief Technology Officer is leading cybersecurity risk management improvement initiatives as part of our technology strategy.

Our overall cybersecurity risk management covers IT, information security and data protection risk and its objective is to avoid or minimize the impacts of threat events that could lead to penetration, disruption or misuse of our information systems and to ensure compliance with applicable legal and contractual obligations. Our cybersecurity risk management improvement initiatives are informed by regulatory guidance, industry standards (such as ISO, NIST, CIS, FAIR and others), threat intelligence feeds, internal and external audits, external consultants, and insights from cybersecurity community. Some of our subsidiaries are certified under ISO 27001, an international information security management systems standard, or undergo regular Payment Card Industry Data Security Standard (PCI) audits. Experts from our Technology Leadership Centre, under the supervision of the Chief Technology Officer, periodically review our cybersecurity risk management processes to address changing threats and conditions.
We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected threats. We have established processes and systems designed to mitigate technology risk, including our corporate IT control system, to work towards a consistent minimal level of cybersecurity across all our subsidiaries. We engage in periodic or regular monitoring and assessments of our technology key infrastructure and processes using internal staff and third-party specialists utilizing methods such as penetration testing, vulnerability scanning, code, configuration reviews. risk and security assessments. We assess and manage risks, including IT and cybersecurity risks, associated with external service providers and our supply chain, utilizing methods such as security assessments, SLAs, information security and data protection contractual clauses. Our audit procedures include testing of IT and cybersecurity controls to ensure reliability. The type, maturity, and formalization of controls in our subsidiaries is informed by the level of anticipated threats and their impacts associated with each organization.
We maintain an IT and cybersecurity incident management process that provides a framework for responding to actual or potential cybersecurity incidents, engagement of third parties, including external incident response professionals, and timely reporting of incidents with a material or reasonably likely material impact to our Chief Technology Officer, Chief Financial Officer, who inform other senior management members and our board of directors as appropriate. The cybersecurity incident management process facilitates coordination across multiple areas of our organization.

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
Our Chief Technology Officer has over 15 years of information technology experience, including over a decade in leadership positions. He is supported by IT, information security and data protection professionals from our Technology Leadership Centre with extensive experience, including from regulatory agencies. At the subsidiary level our management team has varying degrees of technology, operational and cybersecurity experience, including experience in mitigating and responding to cybersecurity incidents and managing associated risks.
Our Chief Technology Officer leads cybersecurity risk management improvement initiatives as part of our technology strategy, coordinated and monitored by experts from our Technology Leadership Centre. In contrast, the program's implementation at our subsidiaries is largely delegated to the subsidiary staff. Significant subsidiaries at least annually provide updates on their implementation progress, significant cybersecurity incidents, and risks to their senior executives and the experts from our Technology Leadership Centre. The experts periodically consolidate and analyze information about the cybersecurity risk management program, cybersecurity incidents and risks, key initiatives, and other matters relating to cybersecurity processes for reporting to our Chief Technology Officer and our Chief Risk Officer. Both officers at least quarterly report to the Risk Committee of the board of directors. Our Chief Technology Officer also at least annually reports directly to the board of directors including on cybersecurity initiatives, notable incidents, and risks. Our Chief Risk Officer at least annually reports directly to the board of directors including on cybersecurity incidents and risks.
Our overall cybersecurity risk management is overseen by the Risk Committee of our board of directors who assists our senior management and the board of directors with their overall risk management responsibilities. Audit or assurance procedures of Controlling Department, internal audit departments and other functions include testing of IT, information security and data protection controls. Our financial reporting department ensures financial performance reliability under U.S. regulatory requirements and provides an independent objective assurance to evaluate the effectiveness of our governance. The department is directly subordinate to the Audit Committee of our board of directors.
Notwithstanding our defensive measures and processes, the threats posed by IT failures and cyber-attacks are always present. The potential impact of risks from IT incidents, including whether such IT incidents may be associated with cybersecurity threats to the Company, is assessed on an ongoing basis.

We do not maintain insurance policies to mitigate cybersecurity risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.

For further discussion of risks from cybersecurity threats, see the section captioned "Risks Related to Information
Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of this annual report.
ITEM 2. PROPERTIES

We lease and own a number of properties across our business segments: Brokerage, Banking, Insurance, and Other, through which we conduct our operations.

We currently lease office space for 257 retail, executive, administrative and operational facilities among other places in Kazakhstan, Cyprus, Uzbekistan, Azerbaijan, Armenia, the United States, Turkey, Germany, Spain, France, Greece, Austria, Bulgaria, Poland, Netherlands and Kyrgyzstan. Our total aggregate leased square footage is approximately 884,115 square feet. We own 37 buildings consisting of an aggregate of approximately 221,546 square feet, in Kazakhstan and Cyprus.

In our Insurance and Banking segments collectively, as of March 31, 2025, we owned 19 buildings consisting of approximately 127,060 square feet and we leased offices consisting of an aggregate of 299,101 square feet. Our Insurance and Banking segment properties include our principal executive offices, which are located at "Esentai Tower" BC, Floor 7, 77/7 Al Farabi Ave., Almaty, Kazakhstan 050040, and which are leased.

In our Other segment we own 17 buildings consisting of approximately 57,898 square feet. As of March 31, 2025, the area of leased offices in our Other segment was 373,457 square feet.

As of March 31, 2025, the area of leased offices in our Brokerage segment was 221,558 square feet. Our principal property in our Brokerage segment is our office building located at Christaki Kranou 20, Freedom Tower, 4041 Limassol, Cyprus with an area of 3,399 square meters (approximately 36,587 square feet), which we own. On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus, which is planned to be a new office building for our Freedom EU subsidiary. Also, we rent our offices in the United States, which are located at 40 Wall Street, 57th and 58th floor, New York, and comprise 15,250 square feet.

We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 26 "Leases" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 28 "Commitments and Contingencies" to the Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol "FRHC". Our common stock also trades on the KASE under the symbol "US_FRHC" and on the AIX under the symbol "FRHC".
Recent Developments
On May 29, 2025, we announced that FTSE Russell selected Freedom Holding Corp. for inclusion in the Russell 3000® Index as part of the 2025 annual reconstitution, effective after the close of U.S. trading on June 27, 2025. Management believes index inclusion may increase the visibility and trading liquidity of our common stock, although the Company cannot predict the magnitude or duration of any market impact.
Holders
As of March 31, 2025, we had approximately 506 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).
Dividends
Historically, we have not declared or paid a cash dividend on our common stock. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III Item 12 of this annual report for our equity compensation plan information.
Stock Performance Graph
The graph and table below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Diversified Financials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2020 to March 31, 2025.
The comparisons shown in the graph and table below are based upon historical data. The stock price performance shown in the graph and table below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Freedom Holding Corp., the S&P 500 Index and the S&P Diversified Financials

1000
800
600
400
200
0
3/20
3/21
3/22
3/23
3/24
3/25
Freedom Holding Corp.
S&P Diversified Financials
S&P 500

*$100 invested on 3/31/2020 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31

	3/20	3/21	3/22	3/23	3/24	3/25

Freedom Holding Corp.	100	376	420	506	497	931
S&P 500	100	154	175	159	203	217
S&P 500 Diversified Financials	100	160	192	167	212	254
The performance graph and table shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Equity Securities
During fiscal 2025, we did not sell any unregistered shares of our equity securities.
Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of the Company during the fourth quarter of fiscal 2025.
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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources for fiscal 2025 and 2024.
For a discussion of our results of operations for fiscal 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of our annual report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 14, 2024.
OVERVIEW

Freedom Holding Corp. is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, underwriting, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services, and information processing services. We also own several ancillary businesses which complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.
Our mission has always been to democratize access to financial markets for global customers. Our company was founded to provide access to the international capital markets for retail brokerage customers and has rapidly grown providing a world-class digital infrastructure that has led to innovative, integrated financial technologies that address customer needs in Kazakhstan, our home market, and dozens of other countries across Europe, Asia, and North America.
Our principal executive office is in New York, United States. We have a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Lithuania, Austria, Bulgaria, Italy, Netherlands, Belgium, the United States, Turkey, Armenia, Azerbaijan, Tajikistan, and the United Arab Emirates. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2025, we had 8,764 employees, 202 offices (of which 49 offered brokerage services, 56 offered insurance services, 30 offered banking services and 67 offered other financial and non-financial services).

Russell 3000® Index Inclusion.

On May 29, 2025, the Company announced its forthcoming inclusion in the Russell 3000® Index as part of its 2025 annual reconstitution, effective after the close of U.S. trading on June 27, 2025. Management believes that index membership may raise our profile among institutional investors and could improve the liquidity of our common stock; however, we cannot predict the magnitude or duration of any resulting impact on market price or trading volume. This subsequent event does not affect the accompanying consolidated financial statements.

Summary of Results of Operations
The highlights of our consolidated results for fiscal 2025 are as follows:
•We had total revenues, net of $2,050.5 million for fiscal 2025, as compared to $1,666.4 million for fiscal 2024. The increase from fiscal 2024 and 2025 was primarily attributable to the following:
◦Our interest income for fiscal 2025 was $864.5 million, representing an increase of $36.2 million, or 4%, compared to fiscal 2024. The increase was primarily driven by increased usage of margin loans by customers and continued expansion of Freedom Bank KZ's customer loan portfolio. This was partially offset by lower interest income from trading securities due to a strategic reduction in interest-bearing instruments.
◦Our fee and commission income for fiscal 2025 was $505.0 million, an increase of $64.7 million, or 15%, compared to fiscal 2024. The increase was mainly attributable to higher fee and commission income from brokerage services, primarily driven by the growth in retail brokerage customers from 530,000 in 2024 to 683,000 in 2025. The increase was partially offset by a decrease in commission income from payment processing and bank services.

◦Our net loss on trading securities for fiscal 2025 was $57.8 million, a decrease of $191.7 million, or 143%, compared to fiscal 2024, due to unrealized losses for fiscal 2025 that were attributable to the temporary decrease in the market prices of Kazakhstan sovereign bonds held in our proprietary portfolio during the year.
~~◦~~Our insurance underwriting income for fiscal 2025 was $617.6 million, an increase of $353.4 million or 134%, compared to fiscal 2024. The increase was driven by the expansion of our insurance operations such as pension annuity and accident insurance classes and increase in the number of customers from 534,000 as of March 31, 2024 to 1,170,000 as of March 31, 2025.
•We had net income of $84.5 million for fiscal 2025, as compared to $375.0 million for the fiscal year ended March 31, 2024.
•Our total assets increased to $9.9 billion as of March 31, 2025 from $8.3 billion as of March 31, 2024. Of our total assets:
◦Our investment securities portfolio decreased by 38% to $2,275.3 million as of March 31, 2025 from $3,688.6 million as of March 31, 2024, which reflects a strategic shift in response to increased market volatility and rising interest rates.
◦The loan portfolio of Freedom Bank KZ increased by 16% to $1,587.6 million as of March 31, 2025 from $1,374.1 million as at March 31, 2024 mainly due to the growth of mortgage and collateralized bank customer loans portfolio between the two periods.
•We had approximately 683,000 total retail brokerage customers as of March 31, 2025 as compared to approximately 530,000 as of March 31, 2024.
•We had approximately 2,515,000 bank customers at our Freedom Bank KZ subsidiary as of March 31, 2025 as compared to approximately 904,000 as of March 31, 2024.
The operating results for any period are not necessarily indicative of the results that may be expected for any future period.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. The key factors affecting our business and the results of operations include, in particular: market and economic conditions, expansion of our digital ecosystem, acquisitions and expansion into new business areas and markets, our transactions with related parties, our arrangements with market maker customers and governmental policies. Each of these factors is discussed in more detail below.
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

Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, tariffs, fiscal and monetary policy can affect market conditions. While many global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impact our revenues and profitability.

    Financial markets may also be impacted by armed conflicts, political and civil unrest occurring in the Middle East, Eastern Europe, Russia and Ukraine, South America and Asia. Hostilities between Russia and Ukraine have created global uncertainties around the spread of the conflict and have impacted global supply chains of energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the financial markets and our company and its operations.

Expansion of our digital ecosystem
Over the past few years, we have significantly expanded our customer base across brokerage, banking, and insurance by building a unified digital ecosystem. At the core of this growth is the launch of our SuperApp, which brings together essential financial services, including banking, insurance and lifestyle services in a single application. The addition of attractive loyalty and referral programs has further supported customer adoption, increasing overall engagement within the ecosystem. Our mission is to provide our customers with the most convenient, seamless, and beneficial experience possible, engaging them across a broad range of digital products, each offered on terms designed to deliver maximum value and ease of use.
We expect the increase in our customer base in recent years will positively impact our future growth prospects. This includes opportunities for increased revenue generation through the ongoing development of our integrated digital fintech ecosystem and expanded cross-selling capabilities. Additionally, we anticipate benefits from network effects, where the value of our services increases as our customer base grows, enabling us to achieve economies of scale by reducing operating costs per customer and enhancing overall operational efficiency. A larger and more diverse customer base also gives us access to a broader pool of data and customer insights, which may allow us to better understand customer preferences, tailor our product offerings, and optimize marketing and sales strategies.
However, while the expansion of our customer base presents significant opportunities, it also exposes us to certain risks and uncertainties related to the effective management of our growth. These include potential increases in customer liabilities, intensified competition from both existing and new market participants, and a heightened regulatory burden. Moreover, managing a larger customer base along with developing new businesses, such as telecom and media businesses, and implementing new technologies may introduce operational difficulties and increase the demands on our information systems and management resources. The growing reliance on digital channels and the increasing volume of customer data heighten our exposure to cybersecurity threats. We remain focused on proactively identifying, mitigating, and responding to these risks as we continue to scale our operations and pursue long-term, sustainable growth.
Acquisitions and Expansion into New Business Areas and Markets

We actively pursue non-organic growth through targeted acquisitions as part of our broader strategy to develop and expand our integrated digital fintech ecosystem. These acquisitions enable us to quickly enhance existing services, enter complementary markets and gain new technological capabilities, significantly influencing our business and financial performance. Additionally, consistent with our strategic vision, we have in recent years initiated expansion into new business sectors, including telecommunications and media content in Kazakhstan. Our telecom business, Freedom Telecom, will require significant capital investments in network infrastructure, licenses, and targeted acquisitions, and is expected to incur operating losses in its initial years, transitioning to profitability over the medium term. Similarly, our newly established subsidiary, Freedom Media, will deliver a broad portfolio of digital media content to our customers, also incurring initial losses before becoming profitable within the next several years. While these new ventures are anticipated to enhance long-term growth prospects, they will initially increase capital expenditures, elevate our debt service obligations, and negatively impact consolidated net income during the early stages of implementation.
Related Party Transactions
During fiscal years 2025 and 2024, we entered into various transactions with the Company's related parties. Historically, a significant portion of these transactions involved FST Belize, an entity wholly owned by our CEO, Chairman, and majority shareholder, Mr. Timur Turlov, but not part of our consolidated Group. We have wound down our arrangements with FST Belize prior to the end of fiscal 2024, resulting in a substantial reduction in the volume and total amount of related-party transactions in fiscal 2025 compared to prior years. While such transactions have decreased, we anticipate continuing to engage in related-party transactions as part of our business.

Our related party transactions in the fiscal years 2025 and 2024 primarily include margin lending receivables from brokerage services, deposits held at Freedom Bank KZ, prepayments related to our potential acquisitions and certain consumer loans purchased from FFIN Credit, an entity controlled by Mr. Turlov. Additionally, we have continued to financially support the Kazakhstan Chess Federation - an organization in which Mr. Turlov holds a management position - as part of our community engagement initiatives. For additional information regarding our related party transactions see Note 23 "Related Party Transactions" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.

Market Maker Customer Arrangements

We have derived a significant portion of our fee and commission income and interest income from margin loans to customers from trading activity of certain institutional non-US market maker customers with whom we internalize the execution of trades of our brokerage customers by accepting short sales from this institutional market maker, which match our customers’ purchase orders. All such transactions are carried out under margin-trading principles. These transactions are typically executed and settled on a cash basis through a prime broker and clearing firms. Under this margin-account settlement process, the securities are credited to the purchaser and, where necessary, borrowed by a market maker customer within the prime broker's and clearing firm’s custody, thereby eliminating any external delivery or locate requirement at execution. Relevant short positions are sufficiently collateralized by securities and cash in the market maker customer's margin account. We use the services of third-parties, including some U.S.-registered securities broker dealer and clearing firms to execute our trades. We earn fee and commission income from such market maker customers for executing trades as well as commissions paid by them for order flow, which is net compensation received from firms to which our broker-dealer subsidiaries send equity and options orders, and fees for outstanding short sale positions. We also earn interest income on margin loans we grant to them. Our arrangements with such market maker customers have provided us and our customers with substantial liquidity for trading, including reduced settlement costs for us and enabling faster execution of trades for our customers. Prior to the end of fiscal 2024, we had such an arrangement indirectly with an institutional market maker customer of our former affiliate FST Belize, and since approximately the beginning of fiscal 2024 we have had such an arrangement with an institutional market maker customer of our Freedom Global subsidiary. We receive a commission from such institutional market maker customers for executing their trades, and in the past we earned such commissions indirectly through commissions we received from FST Belize. For the year ended March 31, 2025, we earned fee and commission income from the market maker customer at our Freedom Global subsidiary of $284.7 million, representing 56% of our total fee and commission income for fiscal 2025. For the years ended March 31, 2025 and 2024, we earned interest income from margin lending from the market maker customer at our Freedom Global subsidiary of approximately $32.8 million and $99.6 million, respectively, representing 15% and 57%, respectively, of our total interest income from margin lending for fiscal 2025.
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
Fee and Commission Income
Fee and commission income consists principally of fees and commissions from brokerage customer trading, banking services, payment processing services and underwriting and market making activities. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Part of our brokerage fees from customer trading consists of commissions we receive for from institutional market maker customers for execution of trades. Fees received for banking services consist primarily of commissions earned from merchants on acquiring operations, commission on transfer and payment processing and commissions on cash operations. Fees for payment processing services are mainly related to charges for handling and processing particular cash transfer transactions or operations.

Fee and commission income as a percentage of our total revenue was 25% and 26% in the fiscal years ended, March 31, 2025 and 2024 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 85% and 76% in the fiscal years ended March 31, 2025 and 2024, respectively.
Interest Income
We earn interest income from trading securities, available-for-sale securities, held-to-maturity securities, margin lending, reverse repurchase transactions, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities held in our proprietary trading account.
Net (Loss)/Gain on Trading Securities

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

Net Gain on Foreign Exchange Operations
Net gain on foreign exchange operations reflects the net gain from: (i) the change in value resulting from currency fluctuations of monetary assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability; and (ii) purchases and sales of foreign currency. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar, which can result in gains or losses on foreign exchange operations. The Company may suffer losses as a result of such fluctuations in foreign currency exchange rates.
Net Gain/(Loss) on Derivatives
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
Fee and Commission Expense
We incur fee and commission expense in our brokerage, banking, and insurance activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing, depository and agent services. Generally, we expect fee and commission expense from brokerage and banking activities to increase and decrease corresponding to increases and decreases in fee and commission income. For our insurance operations, fee and commission expense arises from the deferral and subsequent amortization of the costs of acquiring business, which are referred to as "deferred acquisition costs" (principally commissions, and other incremental direct costs of issuing policies). Deferred acquisition costs ("DAC") for traditional life insurance and long-duration health insurance are amortized over the estimated premium-paying period of the related policies. DAC for property insurance, accident insurance and health insurance is amortized over the effective period of the related insurance policies.
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
Stock Compensation Expense
Stock compensation expense represents the cost associated with stock grants to employees and executives as part of their compensation packages.

Advertising and Sponsorship Expense

Advertising and sponsorship expense represents a component of operating expenses. It includes investments made to promote products, services, or the overall brand to a targeted audience, ultimately driving customer acquisition and revenue growth. Advertising generally refers to paid media placements intended to reach a broad audience through channels such as digital platforms, print, or television. Sponsorship, by contrast, typically involves financial or in-kind support for events, organizations, or initiatives in exchange for brand visibility and association with the sponsored activity.
General and Administrative Expense
General and administrative expense includes lease cost, depreciation and amortization, communications services, software support, representative expenses, business travel expenses, utilities, charity, fines and penalties, taxes other than income tax, rent and other operating expenses.
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
Foreign Currency Translation Adjustments, Net of Tax
The functional currencies of our operating subsidiaries are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistan som, Kyrgyzstani som, the Azerbaijani manat, the Armenian dram, the British pound sterling, the Turkish lira, the Tajikistani somoni and the United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP, we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.
Net (Loss)/Income Attributable to Non-controlling Interest
Net (loss)/income attributable to non-controlling interest includes our net (loss)/income attributable to our non-controlling interests in ReKassa. As of March 31, 2025, we held 90% of the ownership interest in ReKassa. The remaining 10.00% ownership interest in ReKassa is considered as non-controlling interests in our Consolidated Statements of Operations and Statements of Other Comprehensive Income.
As of March 31, 2024, FRHC held a 94.73% ownership interest in Arbuz, with the remaining 5.27% recognized as non-controlling interests in our Consolidated Statements of Operations and Other Comprehensive Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows. During fiscal 2025, we acquired the remaining 5.27% ownership interest in Arbuz.
RESULTS OF OPERATIONS
Comparison of Fiscal Years Ended March 31, 2025 and 2024

The following comparison of our financial results for the fiscal years ended March 31, 2025 and 2024 is not necessarily indicative of future results. Prior period presentations and disclosures for fiscal 2024 were reclassified to provide comparability with current period classifications. The comparison of our financial results for the fiscal years ended March 31,

2024 and 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Years Ended March 31, 2024, 2023 and 2022” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 14, 2024.
Revenue
The following table sets out information regarding our total revenue, net for the fiscal years presented.

	Year ended March 31,
	2025	2024	Amount Change	% Change
Fee and commission income	$505,026	$440,333	$64,693	15%
Net gain on trading securities	(57,810)	133,854	(191,664)	(143)%
Interest income	864,453	828,224	36,229	4%
Insurance underwriting income	617,596	264,218	353,378	134%
Net gain on foreign exchange operations	51,684	72,245	(20,561)	(28)%
Net gain/(loss) on derivatives	12,404	(103,794)	116,198	(112)%
Sales of goods and services	40,102	21,576	18,526	86%
Other income	17,072	9,696	7,376	76%
Total revenue, net	$2,050,527	$1,666,352	$384,175	23%

The following table sets out the components of our revenue as a percentage of total revenue, net for the fiscal years presented.

	Year ended March 31,
	2025	2024
Fee and commission income	25%	26%
Net gain on trading securities	(3)%	8%
Interest income	41%	50%
Insurance underwriting income	30%	16%
Net gain on foreign exchange operations	3%	4%
Net gain/(loss) on derivatives	1%	(6)%
Sales of goods and services	2%	1%
Other income	1%	1%
Total revenue, net	100%	100%

Fee and commission income

The following table sets forth information regarding our fee and commission income for the fiscal years presented.

	Year ended March 31,
	2025	2024	Amount Change	% Change
Brokerage services	$430,136	$333,383	$96,753	29%
Commission income from payment processing	28,711	41,659	(12,948)	(31)%
Agency fee income	15,616	15,872	(256)	(2)%
Bank services	13,336	25,180	(11,844)	(47)%
Underwriting and market-making services	11,210	18,801	(7,591)	(40)%
Other fee and commission income	6,017	5,438	579	11%
Total fee and commission income	$505,026	$440,333	$64,693	15%

The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the fiscal years presented.

	Year ended March 31,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	85%	76%
Commission income from payment processing	6%	9%
Agency fee income	3%	4%
Bank services	3%	6%
Underwriting and market-making services	2%	4%
Other fee and commission income	1%	1%
Total fee and commission income	100%	100%

Fee and commission income for the fiscal year ended March 31, 2025 amounted to $505.0 million, reflecting an increase of $64.7 million or 15% compared to $440.3 million in the fiscal year ended March 31, 2024. This increase was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services generated $430.1 million, representing a 29% increase from $333.4 million in fiscal 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 530,000 in 2024 to 683,000 in 2025. During the fiscal year 2025, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $284.7 million, representing 56% of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $28.7 million in fiscal 2025 from $41.7 million for the fiscal 2024. The $12.9 million decrease is attributable to a significant reduction in transaction volumes between the two periods, which was in turn due to the cessation of operations of one of our counterparties, which previously contributed substantial transaction volume.

Fee and commission income from banking services decreased by $11.8 million to $13.3 million during fiscal 2025, despite a significant increase in transaction volume following the successful launch of SuperApp in April 2024. The decrease was primarily driven by the launch and active use of a cashback-based loyalty program. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers, supporting customer base expansion and increased engagement across the ecosystem.

Fee and commission income from underwriting and market-making activities decreased by $7.6 million from the fiscal 2024 or 40% to $11.2 million, driven by a lower volume of underwriting transactions for the fiscal 2025, as compared to the fiscal 2024.

Net (loss)/gain on trading securities
We had a net loss on trading securities of $57.8 million for the fiscal year ended March 31, 2025, a decrease of $191.7 million as compared to $133.9 million for the fiscal year ended March 31, 2024. The following table sets forth information regarding our net gains and losses on trading securities for fiscal 2025 and 2024.

	Realized Net Gain/(Loss)	Unrealized Net (Loss)/Gain	Net (Loss)/Gain on Trading Securities
Fiscal 2025	$65,855	$(123,665)	$(57,810)
Fiscal 2024	$38,125	$95,729	$133,854
For the fiscal year ended March 31, 2025, we had a realized gain on trading securities of $65.9 million, which is attributable to Kazakhstan sovereign bonds sold during the fiscal 2025. Also, we recognized a temporary unrealized net loss of $123.7 million due to the decrease in the value of securities positions we held as of March 31, 2025. The majority of this unreal ized loss is related to Kazakhstan sovereign bonds, which experienced a negative revaluation following an increase in the base interest rate in Kazakhstan during March 2025.
During the year ended March 31, 2024, we had a realized gain on trading securities of $38.1 million, which is attributable to Kazakhstan sovereign bonds sold during the year ended March 31, 2024. We had an unrealized net gain in the year ended March 31, 2024, due to securities positions we held at March 31, 2024, having appreciated by $95.7 million. The majority of the unrealized net gain was attributable to appreciated Kazakhstan sovereign bonds, which appreciation was primarily due to a decline in the National Bank of the Republic of Kazakhstan's base interest rate during the year ended March 31, 2024.
Interest income
The following table sets forth information regarding our interest income for the fiscal years presented:

	Year ended March, 31
	2025	2024	Amount Change	% Change
Interest income on trading securities	$378,350	$426,428	$(48,078)	(11)%
Interest income on margin loans to customers	212,360	175,571	36,789	21%
Interest income on loans to customers	207,802	176,539	31,263	18%
Interest income on available-for-sale securities	40,297	32,821	7,476	23%
Interest income on reverse repurchase agreements and amounts due from banks	24,644	16,865	7,779	46%
Interest income on held-to-maturity securities	1,000	—	1,000	100%
Total interest income	$864,453	$828,224	$36,229	4%
The following table sets out the components of our interest income as a percentage of total interest income, net for the fiscal years presented:

	Year ended March 31,
	2025	2024
	(as a % of total interest income)
Interest income on trading securities	43.8%	51.5%
Interest income on margin loans to customers	24.5%	21.2%
Interest income on loans to customers	24.0%	21.3%
Interest income on available-for-sale securities	4.7%	4.0%
Interest income on reverse repurchase agreements and amounts due from banks	2.9%	2.0%
Interest income on held-to-maturity securities	0.1%	—%
Total interest income	100%	100%

For the fiscal year ended March 31, 2025, we had interest income of $864.5 million, representing an increase of $36.2 million, or 4%, compared to the fiscal year ended March 31, 2024. The increase in interest income was primarily attributable to increases in interest income on margin loans to customers, loans to customers and securities available-for-sale.
Interest income on margin loans to customers increased by $36.8 million, or 21%, due to an increase in the usage of margin loans for trades by our customers between the two periods. For the fiscal year ended March 31, 2025, we earned interest income from margin lending from a market maker customer of our Freedom Global subsidiary in an amount of approximately $32.8 million, representing 15% of our total interest income from margin lending for that period.

For the fiscal year ended March 31, 2025, interest income on loans to customers increased by $31.3 million, or 18%, compared to the fiscal year ended March 31, 2024 due to the growth of Freedom Bank KZ's customer loan portfolio between the two periods.

During the fiscal year ended March 31, 2025, interest income on available-for-sale securities increased by $7.5 million, or 23%, compared to the fiscal year ended March 31, 2024 due to the growth of Freedom Life's available-for-sale portfolio between the two periods.

Interest income on trading securities decreased by $48.1 million, or 11% during the fiscal year ended March 31, 2025, as compared to the fiscal year ended March 31, 2024 due to a reduction in the volume of interest-bearing trading securities held durin

g the period. This reflects a strategic shift in the investment portfolio in response to increased market volatility and rising interest rates, which adversely impacted reinvestment decisions.

Company generated $1.0 million in interest income from held-to-maturity securities in fiscal year ended March 31, 2025, following the growth in the held-to-maturity securities portfolio.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the fiscal years ended March 31, 2025 and 2024.

	Year ended March 31,
	2025		2024
	Average balance
Interest-earning assets
Trading securities	$3,149,515	(2)	$3,381,287
Margin lending, brokerage and other receivables, net	2,202,876	(1)	933,797
Loans issued	1,405,464		1,218,935
Available-for-sale securities, at fair value	348,847	(2)	221,356
Held-to-maturity securities	14,221		—
	Average yields (3)

Trading securities	12.0%		12.6%
Margin lending, brokerage and other receivables, net	8.5%		8.2%
Loans issued	14.8%		14.5%
Available-for-sale securities, at fair value	11.6%		14.8%
Held-to-maturity securities	7.0%		—%
	Interest income

Interest income on trading securities	$378,350		$426,428
Interest income on loans to customers	207,802		176,539
Interest income on margin loans to customers	186,463		76,871
Interest income on available-for-sale securities	40,297		32,821
Other interest income	24,644		16,865
Interest income on held-to-maturity securities	1,000		—
Total interest income	$838,556		$729,524

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. As of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. As of March 31, 2024, the monthly average balance of margin loans to customers was $822.5 million and the weighted average interest rates was 12%.

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

	Year ended March 31,
	2025 vs 2024
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest income
Interest income on loans to customers	$3,752	$27,511	$31,263
Interest income on margin loans to customers	2,230	107,362	109,592
Interest income on trading securities	(19,668)	(28,410)	(48,078)
Interest income on available-for-sale securities	(4,652)	12,128	7,476
Interest income on held-to-maturity securities	—	1,000	1,000
Other interest income	—	—	7,779
Total interest income	$(18,338)	$119,591	$109,032

Insurance underwriting income

For the fiscal year ended March 31, 2025, we had insurance underwriting income of $617.6 million, an increase of $353.4 million, or 134%, as compared to the fiscal year ended March 31, 2024. The increase was primarily attributable to a $287.8 million, or 131%, increase in insurance underwriting income from written insurance premiums for the fiscal year ended March 31, 2025, as compared to the fiscal year ended March 31, 2024, due to the expansion of our insurance operations such as pension annuity and accident insurance classes between the two periods. Written insurance premiums increased by a $376.7 million, partially offset by a $17.0 million decrease in unearned premium reserves and a $6.3 million reduction in premiums transferred to reinsurers for the fiscal year ended March 31, 2025, as compared to the fiscal year ended March 31, 2024.

The following table sets out information on our insurance underwriting income for the periods presented.

	Year ended March, 31
	2025	2024	Amount Change	% Change
Written insurance premiums	$664,437	$287,773	$376,664	131%
Reinsurance premiums ceded	(15,974)	(9,647)	(6,327)	66%
Change in unearned premium reserve, net	(30,867)	(13,908)	(16,959)	122%
Insurance underwriting income	$617,596	$264,218	$353,378	134%
Net gain on foreign exchange operations
For the fiscal year ended March 31, 2025, we realized a net gain on foreign exchange operations of $51.7 million compared to a net gain of $72.2 million for the fiscal year ended March 31, 2024. The change was primarily due to the translation difference loss of $23.4 million which is mainly attributable to the 13% depreciation of Kazakhstan tenge. This loss was offset by a $75.1 million gain on dealing transactions. This change is mostly attributable to Freedom Bank KZ which had a net gain on sales and purchases of foreign currency of $75.4 million in the fiscal year ended March 31, 2025, compared to a $67.9 million gain in the fiscal year ended March 31, 2024.
Net gain/(loss) on derivatives

For the fiscal year ended March 31, 2025, we had a net gain on derivatives of $12.4 million compared to a net loss of $103.8 million for the fiscal year ended March 31, 2024. The increase in the amount of net gain was primarily attributable to our subsidiary, Freedom Bank KZ, which had a realized net gain of $1.8 million for the fiscal year ended March 31, 2025, as compared to a realized net loss of $98.8 million for the fiscal year ended March 31, 2024. Such change between the two periods was mainly due to a positive revaluation of currency swaps for the fiscal year ended March 31, 2025.

Expense
The following table sets forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2025	2024	Amount Change	% Change
Fee and commission expense	$346,074	$154,351	$191,723	124%
Interest expense	535,895	501,111	34,784	7%
Insurance claims incurred, net of reinsurance	298,109	139,561	158,548	114%
Payroll and bonuses	288,163	181,023	107,140	59%
Professional services	28,924	34,238	(5,314)	(16)%
Stock compensation expense	59,592	22,719	36,873	162%
Advertising and sponsorship expense	124,627	38,327	86,300	225%
General and administrative expense	162,474	120,888	41,586	34%
Allowance for expected credit losses	62,445	21,225	41,220	194%
Cost of sales	31,278	17,538	13,740	78%
Total expense	$1,937,581	$1,230,981	$706,600	57%

The following table sets out the components of our expense as a percentage of total expense for the fiscal years presented.

	Year ended March 31,
	2025	2024
Fee and commission expense	18%	12%
Interest expense	28%	41%
Insurance claims incurred, net of reinsurance	15%	11%
Payroll and bonuses	15%	15%
Professional services	2%	3%
Stock compensation expense	3%	2%
Advertising and sponsorship expense	6%	3%
General and administrative expense	8%	10%
Allowance for expected credit losses	3%	2%
Cost of sales	2%	1%
Total expense	100%	100%

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Year ended March 31,
	2025	2024	Amount Change	% Change
Agency fee expense	$284,055	$103,020	181,035	176%
Brokerage services	19,846	16,587	3,259	20%
Bank services	20,064	18,121	1,943	11%
Exchange services	1,776	3,302	(1,526)	(46)%
Central Depository services	707	446	261	59%
Other commission expenses	19,626	12,875	6,751	52%
Total fee and commission expense	$346,074	$154,351	$191,723	124%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Year ended March 31,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	82%	67%
Brokerage services	6%	11%
Bank services	5%	12%
Exchange services	1%	2%
Central Depository services	—%	—%
Other commission expenses	6%	8%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $191.7 million, or 124% in fiscal 2025, as compared to fiscal 2024. The increase was mainly attributable to an increase of agency fee expense of $181.0 million in fiscal 2025 as compared to fiscal 2024. The increase was mainly due to an increase of insurance product sales by Freedom Life, which are outsourced to outside agents. Additionally, there was an increase by $3.3 million in brokerage service expense, which was driven by higher customer activity. The increase in other commission expenses is attributable to increased commissions associated with Paybox that is consistent with the growth of its business activities between the two periods.
Interest expense
During the fiscal year ended March 31, 2025, total interest expense remained relatively flat compared to the same period in 2024. However, its composition changed due to shifts in funding sources and interest rate dynamics.

There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 8% decline in the average balance, from $2.6 billion during the fiscal year ended March 31, 2024 to $2.4 billion during the fiscal year ended March 31, 2025. Additionally, the average interest rate applied to these obligations decreased from 16% to 14%, further contributing to the reduction in costs. This decline primarily reflects the Company's decision to reduce exposure to market risk by liquidating a portion of the trading portfolio.

Interest expense related to customer liabilities increased as the average balance of customer deposits and brokerage account liabilities grew 8% year-over-year, rising from $1.1 billion to $1.2 billion. This increase was caused by a higher average interest rate, which rose from 7% to 10%, reflecting both market-driven adjustments and an expanded customer deposit base.

Additionally, interest expense on debt securities issued increased, primarily due to a rise in the average balance, from $131.0 million to $356.7 million. The average interest rate on these instruments also increased, from 8% to 10%, reflecting a shift toward long-term financing at higher prevailing market rates. This increase in debt securities expense aligns with our broader funding strategy to support business expansion and strengthen liquidity reserves. During fiscal 2025, we issued an additional $200 million of debt securities, which contributed to the increase in average balance and interest expense.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the fiscal years ended March 31, 2025, and 2024.

	Year ended March 31,
	2025	2024
	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$2,370,620	$2,590,599
Customer liabilities [1]	1,157,574	1,070,098
Margin lending payable	647,966	218,730
Debt securities issued	356,653	131,047
	Average rates

Securities repurchase agreement obligations	14.38%	15.54%
Customer liabilities [1]	9.64%	6.61%
Margin lending payable	7.06%	7.77%
Debt securities issued	10.13%	7.90%
	Interest expense
Interest expense on securities repurchase agreement obligations	$340,863	$402,665
Interest expense on customer accounts and deposits	111,541	70,778
Interest expense on margin lending payable	45,748	16,990
Interest expense on debt securities issued	36,130	10,356
Other interest expense	1,613	322
Total interest expense	$535,895	$501,111
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

	Year ended March 31,
	2025 vs 2024
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(28,971)	$(32,831)	$(61,802)
Interest expense on customer accounts and deposits	34,576	6,187	40,763
Interest expense on margin lending payable	(1,399)	30,157	28,758
Interest expense on debt securities issued	3,627	22,147	25,774
Other interest expense	—	—	1,291
Total interest expense	$7,833	$25,660	$34,784
Insurance claims incurred, net of reinsurance
In fiscal 2025, we had a 158.5 million, or 114%, increase in insurance claims incurred, net of reinsurance, as compared to $139.6 million in fiscal 2024. The increase was primarily attributable to a $103.2 million, or 122%, rise in expenses for insurance reserves, mainly driven by growth in pension annuity and accident insurance products. This reflects the overall expansion of the insurance portfolio and higher premium inflows during the period. In addition, other insurance expense increased by $37.3 million, or 111%, primarily due to higher redemptions under pension annuity contracts and terminations under accident insurance policies. Claims paid also grew by $19.8 million, or 90%, year over year. The increases were partially offset by a $1.8 million, or 183%, decrease in claims paid, reinsurers share between the two fiscal years.
Payroll and bonuses

In fiscal 2025, we had payroll and bonuses expense of $288.2 million, representing an increase of $107.1 million or 59% compared to $181.0 million in fiscal 2024. The increase is primarily attributable to the expansion of our workforce through hiring, establishment of new subsidiaries and acquisitions. The increase was also due to increased salary and bonus amounts between the two periods.

Professional services

For fiscal 2025, our professional services expense was $28.9 million, representing a decrease of $5.3 million or 16% compared to $34.2 million for fiscal 2024. The decrease was primarily attributable to a decrease in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services.

Stock compensation expense

In fiscal 2025, our stock compensation expense was $59.6 million, representing an increase of $36.9 million or 162% compared to stock compensation expense of $22.7 million for fiscal 2024. The increase is attributable to new stock grants, the majority of which vested on the date of issuance during fiscal 2025 as well as the partial amortization of stock grants awarded during fiscal 2024.

Advertising and sponsorship expense

Advertising and sponsorship expense for fiscal 2025, was $124.6 million, representing an increase of $86.3 million or 225% compared to $38.3 million for fiscal 2024. Our sponsorship expense was $51 million, which consists of several sponsorship contributions through our subsidiaries during the fiscal year 2025. The most significant contributions were made to the Kazakhstan Chess Federation, Kazakhstan Competitive Programming Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee of Kazakhstan and a chess tournament in the USA. The increase is also primarily attributable to an increase in advertising expenses by Freedom EU of $26.2 million due to marketing campaigns that were initiated during fiscal 2024 and continued in fiscal 2025. This increase consisted of an increase in agencies and media partners of advertising expense, influencer and affiliates advertising expense, marketing and sponsorship expense. There was also an increase of $6.3 million attributable to Freedom Advertising, an advertising company, due to marketing expenditures to third party contractors, especially the advertising and promotion services from Wunder Digital. There was also an increase of $2.8 million from FRHC due to the company's focus on the brand visibility and enhanced marketing efforts.

General and administrative expense

General and administrative expense for the fiscal year 2025, were $162.5 million, representing an increase of $41.6 million or 34% compared to $120.9 million for the fiscal 2024. The main factors contributing to the increase were increases in other operating expenses, software support, rent expenses and taxes other than income tax. Other operating expenses increased by $8.6 million, primarily due to increased banking and overhead costs from Freedom Bank KZ, as well as the overall growth of our operations and the addition of new subsidiaries. Software support expenses increased by $5.2 million, mainly due to the support of licensed and other software systems. Rent expenses increased by $4.6 million, driven by business expansion and additional office and retail space. Taxes, other than income tax, increased by $3.9 million, mainly due to the general growth of the Group, including the addition of new subsidiaries. The expansion of our business operations resulted in higher tax liabilities, reflecting our broader market presence and increased operational scale.

Provision for allowance for expected credit losses

For fiscal 2025 we recognized allowance for credit losses in the amount of $62.4 million, as compared to provisions for credit losses of $21.2 million for fiscal 2024. The increase between the two periods is primarily attributable to increased provisions for uncollateralized bank customer loans, collateralized bank customer loans, mortgage loans and right of claim for purchased loans which were partially offset by the recovery of car loans. The increase in the provision during the period was primarily attributable to a deterioration in macroeconomic conditions and other factors impacting the estimated probability of default in our loan portfolio, and the incorporation of revised forward-looking information, including the adverse impact of foreign currency depreciation, in our allowance estimation.
Other income
For the fiscal year ended March 31, 2025, we had other income of $17.1 million , an increase of $7.4 million or 76.1% compared to other income of $9.7 million in fiscal 2024. The increase in other income was primarily driven by a $3.0 million gain recognized by Arbuz, reflecting the reversal of previously recorded amortization on a trademark that remains in use, as well as the write-off of vacation reserves, and various other income items. Additionally, other income increased by $1.5 million due to the revaluation of the investment in ITS Ltd.
Income tax expense
We had net income before income tax of $112.9 million and $435.4 million in fiscal 2025 and 2024, respectively. Our effective tax rate for fiscal 2025 increased to 25.2%, from 13.9% during fiscal 2024 as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Due to a $322.4 million decrease in our net income before income tax compared to fiscal 2024, combined with a higher effective tax rate, our income tax expense decreased by $32.0 million, which contributed to a reduction in net income for fiscal 2025.
Net income
As a result of the foregoing factors, for fiscal 2025 we had net income of $84.5 million as compared to $375.0 million for fiscal 2024, a decrease of 77%.
Foreign currency translation adjustments, net of tax
Due to a 12.9% depreciation of the Kazakhstan tenge against the U.S. dollar during the year ended March 31, 2025, we realized a foreign currency translation loss of $104.1 million for the year ended March 31, 2025, as compared to a foreign currency translation gain of $12.1 million for the year ended March 31, 2024.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2025	2024	Amount Change	% Change
Brokerage	$717,349	$621,954	$95,395	15%
Insurance	683,026	344,601	338,425	98%
Banking	506,148	615,870	(109,722)	(18)%
Other	144,004	83,927	60,077	72%
Total revenue, net	$2,050,527	$1,666,352	$384,175	23%

Total revenue, net for fiscal 2025 increased across brokerage, insurance and other segments compared to fiscal 2024. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments in fiscal 2025 compared to fiscal 2024.

Brokerage Segment

•In fiscal 2025, the Brokerage segment experienced a significant increase in total revenue, net, primarily driven by a $89.4 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. Interest income also contributed to the growth, rising by $20.5 million, largely due to increased usage of margin loans for trades by our customers. In addition, in fiscal 2025, we had a $7.9 million net gain on foreign exchange operations and a $2.8 million gain on derivatives, which were offset by a $23.0 million decrease in net gain on trading securities.

Insurance Segment

•In fiscal 2025, total revenue, net in the Insurance segment increased mainly due to a significant increase for $353.4 million in income from insurance activity, and a $3.9 million increase in net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. This increase was partially offset by a decrease for $12.3 million of net gain on trading securities, $3.1 million of interest income, $0.3 million of fee and commission income and $3.2 million of other income due to changes in securities portfolio.

Banking Segment

•In fiscal 2025, total revenue, net in the Banking segment decreased mainly due to the decrease for $153.9 million of net gain on trading securities due to the price decrease on the majority of the governmental securities, decrease for $69.4 million net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods, and a decrease for $11.5 million of fee and commission income in this segment. These decreases were partially offset by the increase of $107.1 million of net gain on derivative and increase of $19.6 million of interest income in this segment.

Other Segment

•In fiscal 2025, total revenue, net in the Other segment increased mainly due to an increase of $37.1 million in net gain on foreign exchange operations mainly from FRHC, which was attributable to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. Additionally, other income and sales of goods and services increased by $14.2 million and $18.5 million, respectively, reflecting our expansion into the telecommunications sector through the acquisition of SilkNetCom and increased customer activity and order volume at Arbuz. These increases were partially offset by a $12.8 million decrease in fee and commission income attributable to a decrease in Paybox's transaction volumes due to the cessation of operation of a counterparty that contributed significantly in the past to its transaction volume.

The total expenses associated with our segments are summarized in the following table:

	Year ended March 31,
	2025	2024	Amount Change	% Change
Brokerage	$340,721	$273,040	$67,681	25%
Insurance	660,914	302,128	358,786	119%
Banking	600,892	489,140	111,752	23%
Other	335,054	166,673	168,381	101%
Total expense, net	$1,937,581	$1,230,981	$706,600	57%
For fiscal 2025, total expenses, net increased across each of our business segments compared to fiscal 2024. Below is a discussion of changes in expenses for each of our segments in fiscal 2025 versus 2024:

Brokerage Segment

•In fiscal 2025, the total expenses, net, increased in our Brokerage segment, primarily driven by higher payroll and bonus expenses, which increased by $27.3 million, reflecting our continued efforts to attract and retain top talent. Advertising and sponsorship expenses also increased by $25.6 million, as we intensified marketing activities to expand our customer base. Additionally, stock-based compensation increased by $16.2 million, which was driven by a higher volume of equity awards granted to employees and management, and fee and commission expenses increased by $4.5 million, due to higher customer activity during the period, further contributing to the overall increase. These rises in expenses were partially offset by a decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements, as well as a reduction in general and administrative expenses.

Insurance Segment

•In fiscal 2025, total expenses, net in our Insurance segment increased mainly due to a $181.2 million increase in fee and commission expense from agency fee, $158.5 million increase in insurance claims incurred, net of reinsurance due to the increase in insurance portfolio of compulsory motor third-party liability (MTPL) class, $13.6 million increase in payroll and bonuses expense due to the increase in headcount and bonuses paid, $12.3 million increase in general and administrative expense due to the charity, new branch offices and $8.0 million increase in stock compensation expense due to new stock grants, the majority of which vested on the date of issuance as well as the partial amortization of stock grants. These increases were partially offset by the effects of decrease in interest expense by $17.6 million on trading securities and repurchase agreement obligations as a result of changes in securities portfolio.

Banking Segment

•In fiscal 2025, total expenses, net in our Banking segment increased primarily due to $32.6 million increase in interest expense on customer accounts, deposits and customer liabilities portfolio growth, $38.4 million increase in provision for credit losses which is primarily attributable to increased provisions for uncollateralized bank customer loans, collateralized bank customer loans, mortgage loans and right of claim for purchased loans which were partially offset by the recovery of car loans. The increase in provisions was mainly due to deterioration in assumptions used in calculation of probability of default as well as the change of estimate as a result of currency depreciation. In addition, total expenses, net in our Banking segment increased due to $16.8 million increase in general and administrative expenses, in particular for the class of charity, software support, depreciation and amortization expenses, $13.9 million increase in payroll and bonuses expense, and $6.5 million increase in stock compensation expense due to new stock grants, the majority of which vested on the date of issuance as well as the partial amortization of stock grants, reflecting the general growth of Freedom Bank KZ's operations between the two periods.

Other Segment

•In fiscal 2025, total expenses, net in our Other segment increased due to increases in general and administrative expenses, payroll and bonuses, interest expense and cost of sales. The increase of $15.8 million in general and administrative expense in the Other segment was attributable to our overall growth and the addition of new subsidiaries. Additionally, our advertising and sponsorship expense increased by $58.2 million due to expanded marketing expenditures to third party contractors at Freedom Advertising and Aviata and several sponsorship contributions made through our subsidiaries during the year ended March 31, 2025. The most significant contributions were made to the Kazakhstan Chess Federation, Junior Football League of Kazakhstan, Tennis Federation of the Olympic Committee of Kazakhstan, and to the organization of a chess tournament in the USA. There was a $52.4 million increase in payroll and bonuses in the Other segment which is mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. Interest expense in the Other segment increased by $25.0 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. Cost of sales increased by $13.7 million due to higher sales volumes, which reflect our expansion into the telecommunications sector through the acquisition of SilkNetCom, as well as increased customer activity and order volume at Arbuz. Fee and commission expense increased by $4.6 million, mostly driven by higher bank commission expenses related to an increase in payment processing operations at certain Paybox subsidiaries. In addition, stock based compensation expenses increased by $6.1 million as a result of the issuance of new stock grants, the majority of which vested on the date of issuance during fiscal 2025 and the partial amortization of stock grants.
LIQUIDITY AND CAPITAL RESOURCES
During the periods covered in this report our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the issuance of bonds and other borrowings.
We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established to maintain compliance with net capital and capital adequacy requirements imposed on securities brokerages, insurance companies and banks in jurisdictions where we do business. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we have in place the risk management monitoring and processes, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions which can negatively impact our liquidity, capitalization and business. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.
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

	As of March 31,
	2025	2024

Cash and cash equivalents(1)	$837,302	$545,084
Restricted cash(2)	$807,468	$462,637
Trading securities	$2,275,286	$3,688,620
Total assets	$9,914,017	$8,301,930
Net liquid assets(3)	$5,013,290	$3,137,383
(1)Of the $837.3 million in cash and cash equivalents we held at March 31, 2025, $81.1 million, or approximately 10%, were subject to reverse repurchase agreements. By comparison, at March 31, 2024, we had cash and cash equivalents of $545.1 million, of which $135.0 million, or 25%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies, including adequate capital and liquidity levels for each entity.
(2)Principally consists of cash of our brokerage customers which are segregated in a special custody accounts for the exclusive benefit of our brokerage customers.
(3)Consists of cash and cash equivalents, trading securities, and margin lending, brokerage and other receivables, net of securities repurchase agreement obligations. Includes liquid assets held after deducting securities repurchase agreement obligations.
As at March 31, 2025 and 2024, we had total liabilities of $8.7 billion and $7.1 billion, respectively, including customer liabilities of $4.3 billion and $2.3 billion, respectively.
We finance our assets primarily from revenue-generating activities and short-term and long-term financing arrangements.

Cash Flows
The following table presents information from our statement of cash flows for the periods indicated. Our cash and cash equivalents include restricted cash, which principally consists of cash of our brokerage customers which are segregated in special custody accounts for the exclusive benefit of our brokerage customers.

	Year ended March 31,
	2025	2024

Net cash from/(used in) operating activities	$1,681,058	$(1,064,362)
Net cash used in investing activities	(905,472)	(638,222)
Net cash (used in)/from financing activities	(1,578)	1,674,572
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	(137,038)	12,194
Effect of expected credit losses on cash and cash equivalents and restricted cash	79	(3,406)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$637,049	$(19,224)
Net Cash From Operating Activities
Net cash used in operating activities during fiscal 2025 was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for credit losses). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Year ended March 31,
	2025	2024

Decreases/(Increases) in trading securities (1)	$827,157	$(1,048,205)
Increases in brokerage customer liabilities (2)	$1,516,767	$112,258
Increases in margin lending, brokerage and other receivables (3)	$(1,743,595)	$(1,272,652)
Increases in margin lending and trade payables (4)	$474,087	$734,605
(1)Resulted from an decrease in the amount of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from an increase in volume of margin lending receivables.
(4)Resulted from increased volume of margin lending payables.
The change from net cash used in operating activities of $1.1 billion in fiscal 2024 to net cash from operating activities of $1.7 billion in fiscal 2025 was primarily attributable to a decrease in trading securities and an increase in brokerage customer liabilities.
Net cash flows from operating activities in the fiscal 2025 were primarily driven by an increase in customer liabilities, reflecting the growth in customer accounts within our Freedom Global subsidiary. A decrease in trading securities further contributed to the positive cash flow. These inflows were partially offset by an increase in margin lending, brokerage and other receivables, as the Company has provided more margin lending to its customers, which lead to an increase in related receivable balance.

Net Cash Used In Investing Activities
During fiscal 2025, net cash used in investing activities was $905.5 million compared to net cash used in investing activities of $638.2 million during fiscal 2024, and net cash used in investing activities of $1.5 billion million during fiscal 2023 ($629.7 million of which relates to discontinued operations). During the fiscal year 2025, cash used in investing activities was used for purchase of available-for-sale securities, net of proceeds, in the amount of $457.7 million and the issuance of loans, net of repayment by customers, in the amount of $435.8 million. During the fiscal 2025, cash used in investing activities increased by 267.3 million compared to fiscal 2024 ,mainly due to the increase in purchase of available-for-sale securities increased by $227.8 million.
Net Cash Used In Financing Activities
Net cash flows used in financing activities for the fiscal year 2025 was $1.6 million compared to net cash flow from financing activities in amount of $1.7 billion during the fiscal year 2024. This change was primarily attributable to a $2.3 billion change in net repayment/proceeds from securities repurchase agreement obligations.
Cash flows used in financing activities during the fiscal year 2025 consisted principally of repayment of securities repurchase agreement obligations in the amount of $1.1 billion, bank customer deposits received in the amount of $829.1 million due to the growth of banking activity, proceeds from the issuance, net of repurchase, of debt securities in the amount of $201.7 million, and mortgage loans sold to JSC Kazakhstan Sustainability Fund as the Program Operator, net of repurchase, under the state mortgage program "7-20-25" in the amount of $26.6 million.
Capital Expenditures
In alignment with our digital fintech ecosystem strategy, we are expanding our business into the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Our expansion will require significant capital expenditures, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our plans and budget for Freedom Telecom continue to be regularly reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including vendor financing, including the proceeds of a $200 million U.S. dollar domestic bond placement on the AIX that we completed on December 19, 2023. In addition, on September 16, 2024, Freedom SPC authorized and issued a series of $200 million bonds, the proceeds of which were also allocated to finance capital expenditures in this business area. For further information, see "Indebtedness - Long-term" below.

As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Total capital expenditures incurred during the fiscal year 2025 amounted to $9.2 million. We will finance our capital expenditures related to Freedom Media primarily using our own funds.
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for our Freedom EU subsidiary. Capital expenditures amounted to approximately $7.5 million in fiscal year 2024, and $2.4 million incurred during the fiscal year 2025. The remaining balance of approximately $3.8 million is expected to be incurred in during the 2025 calendar year. We are financing this construction project primarily using our own funds.
Dividends
We did not declare or pay a cash dividend on our common stock during fiscal 2025 or fiscal 2024. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Indebtedness
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of March 31, 2025, $1.4 billion, or 63% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $2.8 billion, or 75% as of March 31, 2024. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities rep urchase agreement obligations see Note 12 "Securities Repurchase Agreement Obligations" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Long-term
On October 21, 2021, our subsidiary Freedom Finance Special Purpose Company LTD ("Freedom SPC") issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
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
As of March 31, 2025, there was an aggregate of $64.8 million and $200.3 million in principal amount of Freedom SPC Bonds due 2026 and Freedom SPC bonds due 2028, respectively, outstanding. The aggregate accrued interest as of March 31, 2025 for both the Freedom SPC bonds due 2026 and the Freedom SPC bonds due 2028 was $3.1 million.
On June 21, 2019, SilkNetCom, a Company's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $26.4 million. The loan is subject to a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of March 31, 2025, the outstanding aggregate amount under the loan was $13.8 million, including $13.4 million of principal amount and $397 thousand of accrued interest. The purpose of obtaining this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
During the fiscal year ended March 31, 2025, Freedom Bank KZ established three Kazakhstan law bond programs: (i) a program of up to 100 billion Kazakhstani tenge, of which 7-year bonds for 50 billion Kazakhstani tenge which have been listed on the KASE, with a floating interest rate to be determined following the first trades, (ii) a program of up to 200 billion Kazakhstani tenge, of which 2-year bonds for 36 billion Kazakhstani tenge have been listed on the KASE with a fixed interest rate determined following the first trades, and (iii) a program of up to $300 million, of which 2-year bonds for $50 million have been listed on the KASE with a fixed interest rate to be determined following the first trades. None of the bonds within the Freedom Bank KZ's bond programs have been placed to investors. Going forward, Freedom Bank KZ may decide to place any or all of these the bonds as needed to support its liquidity.
Net Capital and Capital Requirements
A number of our subsidiaries (and, in certain instances, the Company as their owner) are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. This is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
At March 31, 2025, these minimum net capital and capital adequacy requirements for each company ranged from approximately $0.3 million to $175.4 million and fluctuate depending on various factors. At March 31, 2025, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $441.1 million. The Company and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at March 31, 2025.
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

CRITICAL ACCOUNTING ESTIMATES
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
The ACL is a valuation account that is subtracted from the amortized cost of total loans and available-for-sale securities to reflect the net amount expected to be collected. Our methodology for establishing the allowance for loan losses is based on a comprehensive assessment that considers relevant and available information from internal and external sources. This assessment takes into account past events, including historical trends in loan delinquencies and charge-offs, current economic conditions, and reasonable and supportable forecasts. Our processes and accounting policies for the CECL methodology are further described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in this annual report on Form 10-K.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements contained in Part II Item 8 of our annual report. As of March 31, 2025, the Company had goodwill of $49.1 million.

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
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The following information, together with information included in "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this annual report, describes our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including, but not limited to, interest rate risk, foreign currency exchange risk and equity price risk.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in interest rates in Kazakhstan. Changes in interest rates in Kazakhstan may have significant effect on the fair value of securities on our balance sheet.
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer with the exception of government and quasi-government entities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 200 basis point and 50 basis point parallel shift in the yield curve for non USD/EUR and USD/EUR denominated securities. Based on investment positions as of March 31, 2025 and 2024, a hypothetical increase in interest rates across all maturities would have resulted in $87.7 million and $252.6 million incremental decline in the fair market value of the trading portfolio and in $13.8 million and $12.5 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $50.7 million and $138.3 mill ion incremental increase in the fair market value of the trading portfolio and in $10.3 million and $3.3 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Lithuania, Austria, Bulgaria, Belgium, Italy, Netherlands, the United States, Turkey, Armenia, Azerbaijan, Tajikistan and the United Arab Emirates. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
As mentioned before, our main market is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which can lose up to 17% quarterly (during COVID-19 outbreak) of its value relative to the U.S. dollar. In addition to its dependence on oil, the Kazakhstani economy is influenced by the economic conditions in Russia due to historically strong trade ties, which manifests in a correlation between the exchange rate of the local currency to the US dollar and that of the Russian ruble to the US dollar.
As of March 31, 2025 and 2024, based on our analyses, we estimate that a 10% adverse change in the value of the U.S. dollar relative to all other currencies would result in the following:
•A total loss of $90.0 million in 2025 and $76.5 million in 2024.
•A loss of $131.3 million on trading securities in 2025 and $342.5 million in 2024.
•A gain of $41.3 million, excluding trading securities, in 2025 and a gain of $266.0 million in 2024.
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
As of March 31, 2025, and 2024, our exposure to equity investments at fair value was $111.1 million and $126.1 million, respectively. Based on an analysis of the March 31, 2025 and 2024 (not including trading portfolio) balance sheets we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $11.1 million and $12.6 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are exposed to credit risk through our products and assets, such as loans issued, marginal lending, derivatives, debt securities, reverse repurchase agreements, and trading account assets.
The table below presents the current credit ratings of issuers of securities in our proprietary portfolio as of March 31, 2025 and 2024:

	March 31, 2025
	>BB	<BB	Not rated	Total

Non-U.S. sovereign debt	$1,257,719	$24,376	$355	$1,282,450
Corporate debt	702,564	94,980	10,441	807,985
Corporate equity	67,432	1,999	36,796	106,227
U.S. sovereign debt	73,787	—	—	73,787
Exchange traded notes	1,326	—	3,511	4,837
Total trading securities	$2,102,828	$121,355	$51,103	$2,275,286

Non-US sovereign debt	207,659	572	—	208,231
Corporate debt	231,770	11,533	427	243,730
US sovereign debt	21,626	—	—	21,626
Total available-for-sale securities, at fair value	$461,055	$12,105	$427	$473,587

Non-US sovereign debt	65,860	—	—	65,860
Total held-to-maturity securities	$65,860	$—	$—	$65,860

Total investment securities	$2,629,743	$133,460	$51,530	$2,814,733

	March 31, 2024
	>BB	<BB	Not rated	Total

Non-U.S. sovereign debt	$2,399,328	$9,258	$540	$2,409,126
Corporate debt	988,374	99,627	20,869	1,108,870
Corporate equity	88,787	855	36,461	126,103
U.S. sovereign debt	43,173	—	—	43,173
Exchange traded notes	57	—	1,291	1,348
Total trading securities	$3,519,719	$109,740	$59,161	$3,688,620

Corporate debt	125,648	47,729	191	173,568
Non-US sovereign debt	26,450	566	—	27,016
US sovereign debt	16,037	—	—	16,037
Total available-for-sale securities, at fair value	$168,135	$48,295	$191	$216,621

Total investment securities	$3,687,854	$158,035	$59,352	$3,905,241
Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of MiFID, the AFSA and the NBK. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin lending increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2025, we had

$3.3 billion in margin lending receivables from our customers, $2.3 billion of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
Our credit exposure is substantially mitigated through our policy of closing positions for accounts identified as under-margined based on the automatic evaluation of each account throughout the trading day. In situations where no liquid market exists for the relevant securities or commodities, liquidation for certain accounts is performed following a corresponding analysis. We regularly monitor and evaluate our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events aimed at minimizing margin loan losses.
Operational Risk
Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems.
For a description of related risks, see the information under the headings "Risks Related to our Business and Operations" in "Risk Factors" in Part I Item 1A of this annual report.
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
Cybersecurity Risk

Cybersecurity risk refers to the risk of loss, or damage to our reputation, resulting from inadequacies or breaches in our control processes, including IT, information security and data protection incidents, that could lead to penetration, disruption, integrity violation or misuse of our information systems and data.

For a description of these risks, see "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of this annual report.

For cybersecurity risk management and governance practices see "Cybersecurity" in Part I Item 1C of this annual report.
Legal and Compliance Risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Legal and compliance risk includes compliance with AML, counter terrorist financing, anti-corruption and sanctions rules and regulations. It also includes contractual and commercial risk, such as the risk that a counterparty's performance obligations will be unenforceable.
We are, have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include, but are not limited to, the AFSA, the ARDFM, CySEC, OFAC and the SEC. We have received various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. If we are found to have violated any applicable laws, rules or regulations, this could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of compliance failures.
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
Geopolitical Risk
Geopolitical conflicts, such as the ongoing Russia-Ukraine war and escalating tensions in the Middle East and other regions, have contributed to increased volatility and uncertainty in global financial markets. Such conflicts frequently result in sanctions, trade restrictions, and countermeasures between countries, leading to disruptions in international trade flows, financial transactions, and economic activities. These developments may trigger shortages or price increases for critical commodities, energy resources, and transportation services, amplifying inflationary pressures and influencing central banks' interest-rate policies worldwide. Furthermore, heightened geopolitical tensions increase the risks associated with cybersecurity threats, supply chain disruptions, payment delays, and failures to settle financial transactions. The extent, severity, and duration of these conflicts, sanctions, and associated market disruptions remain uncertain, making it challenging to accurately predict their potential impact on our business, liquidity, financial condition, and results of operations.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. and subsidiaries (the "Group") as of March 31, 2025 and 2024, the related consolidated statements of operations and other comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Group's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2025, expressed an unqualified opinion on the Group's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Fee and commission income from brokerage services from one institutional brokerage customer – Refer to Notes 2, 6 and 18 to the financial statements

Critical Audit Matter Description

As discussed in Note 2, Note 6 and Note 18 to the financial statements, a substantial part of fee and commission income earned from Brokerage segment is generated from one institutional brokerage customer. The transactions from this institutional brokerage customer and from other customers of the Group are included in omnibus accounts where the Group may use the assets within these omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of the Group. As a result, certain trades executed by customers of the Group are internalized by effectively matching customers’ purchase orders with short positions taken by the institutional brokerage customer within the omnibus accounts (the “internalized trades”).

We identified recognition of fee and commission income from brokerage services as a critical audit matter due to the existence of these internalized trades which are settled through prime brokers or clearing firms. These internalized trades increase the complexity of the application of the requirements for revenue recognition under ASC 606, Revenue from
87

Contracts with Customers (“ASC 606”) and ASC 940 Financial Services: Brokers and Dealers (“ASC 940”) specifically as to whether the Group has satisfied its performance obligations for these customers at the trade date when revenue is recognized and determining if the Group is acting as an agent for its customers or as a principal in these transactions. Furthermore, the internalized trades involve a significant volume of transactions which increase the risks of overstatement of fee and commission income from brokerage customers.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included:

•We evaluated the terms of the relevant agreements with customers and we considered if the conditions for revenue recognition in ASC 606 and ASC 940 were satisfied at the trade date which is when revenue is recognized for these internalized trades. Furthermore, we evaluated if the Group is acting as an agent or principal in these transactions.
•We tested a sample of transactions placed both by customers and institutional brokerage customer and how these transactions are reflected in the omnibus accounts. We tested that the revenue recognition for these contracts was in accordance with the requirement in ASC 606 and ASC 940.
•With the assistance of our professionals with expertise in IT, we identified the significant systems used to process fee and commission income from brokerage customers and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
•We tested automated controls within the fee and commission income from brokerage customers stream, including as well as the controls designed to ensure the accuracy of the income.
•We tested automated controls over trading acceptance and operation of the omnibus accounts.
•We tested samples of transactions recorded to confirm the existence of the customer and the occurrence and existence of the relevant transactions in our sample.
•We tested other internal controls within fee and commission income from brokerage customers stream, including controls designed to reconcile the income from the source document to the general ledger.
•We performed substantive testing, for a sample of transactions, we agreed the amounts of revenue recognized to source documents and tested the mathematical accuracy of the recorded revenue.

/s/ Deloitte LLP

Almaty, Kazakhstan
June 13, 2025

We have served as the Group's auditor since 2022.
88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Freedom Holding Corp. and subsidiaries (the “Group”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Group maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Group and our report dated June 13, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SilkNetCom LLP (the “Acquired Company”), which was acquired on September 17, 2024, and whose financial statements constitute, 1% of total consolidated assets and 1% of total consolidated revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2025, respectively. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Company.

Basis for Opinion

The Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Group's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP

Almaty, Kazakhstan
June 13, 2025

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2025	March 31, 2024

ASSETS
Cash and cash equivalents	$837,302	$545,084
Restricted cash	807,468	462,637
Investment securities	2,814,733	3,905,241
Margin lending, brokerage and other receivables, net	3,319,145	1,660,275
Loans issued (including $188,445 and $147,440 to related parties)	1,595,435	1,381,715
Fixed assets, net	191,103	83,002
Intangible assets, net	54,186	47,668
Goodwill	49,093	52,648
Right-of-use asset	39,828	36,324
Insurance contract assets	37,183	24,922
Other assets, net (including $18,080 and $5,257 with related parties)	168,541	102,414
TOTAL ASSETS	$9,914,017	$8,301,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$1,418,443	$2,756,596
Customer liabilities	4,304,999	2,273,830
Margin lending and trade payables	1,322,241	867,880
Liabilities from insurance activity	481,539	297,180
Current income tax liability	28,919	32,996
Debt securities issued	469,551	267,251
Lease liability	40,525	35,794
Liability arising from continuing involvement	503,705	521,885
Other liabilities	129,737	81,560
TOTAL LIABILITIES	$8,699,659	$7,134,972
Commitments and Contingent Liabilities (Note 28)	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding		—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,993,949 and 60,321,813 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	61	60
Additional paid in capital	246,610	183,788
Retained earnings	1,085,565	998,740
Accumulated other comprehensive loss	(117,995)	(18,938)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,214,241	$1,163,650

Non-controlling interest	117	3,308
TOTAL SHAREHOLDERS' EQUITY	$1,214,358	$1,166,958

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,914,017	$8,301,930
The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2025	2024	2023

Revenue:
Fee and commission income (including $4,725, $65,972 and $199,235 from related parties)	$505,026	$440,333	$327,215
Net (loss)/gain on trading securities	(57,810)	133,854	71,084
Interest income (including $1,731 , $24,941 and $23,191 from related parties)	864,453	828,224	294,695
Insurance underwriting income	617,596	264,218	115,371
Net gain on foreign exchange operations	51,684	72,245	52,154
Net gain/(loss) on derivatives	12,404	(103,794)	(64,826)
Sales of goods and services	40,102	21,576	—
Other income	17,072	9,696	3,448
TOTAL REVENUE, NET	2,050,527	1,666,352	799,141

Expense:
Fee and commission expense	346,074	154,351	65,660
Interest expense	535,895	501,111	208,947
Insurance claims incurred, net of reinsurance	298,109	139,561	77,329
Payroll and bonuses	288,163	181,023	81,819
Professional services	28,924	34,238	17,006
Stock compensation expense	59,592	22,719	9,293
Advertising and sponsorship expense (including $18,497 ,$—, and — from related parties)	124,627	38,327	14,059
General and administrative expense (including $1,704, $10,341 and $2,953 from related parties)	162,474	120,888	59,971
Allowance for expected credit losses	62,445	21,225	29,119
Cost of sales	31,278	17,538	—
TOTAL EXPENSE	1,937,581	1,230,981	563,203

INCOME BEFORE INCOME TAX	112,946	435,371	235,938

Income tax expense	(28,425)	(60,419)	(42,776)

INCOME FROM CONTINUING OPERATIONS	84,521	374,952	193,162

Income before income tax expense of discontinued operations	—	—	68,160
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	—	(25,415)
Loss from divestiture of discontinued operations	—	—	(26,118)
Income tax benefit of discontinued operations	—	—	(4,203)

Income from discontinued operations	—	—	12,424

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

NET INCOME	84,521	374,952	205,586

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(129)	(588)	446

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$84,650	$375,540	$205,140

OTHER COMPREHENSIVE INCOME
Change in unrealized (loss)/gain on investments available-for-sale, net of tax effect	4,364	6,196	1,431
Reclassification adjustment for net realized loss/(gain) on available-for-sale investments disposed of in the period, net of tax effect	681	(3,209)	(2,916)
Reclassification of loss from cumulative translation adjustment of discontinued operations		—	25,415
Foreign currency translation adjustments	(104,102)	12,075	5,195

OTHER COMPREHENSIVE (LOSS)/INCOME	(99,057)	15,062	29,125

COMPREHENSIVE (LOSS)/INCOME BEFORE NON-CONTROLLING INTERESTS	$(14,536)	$390,014	$234,711

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(129)	(588)	446

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(14,407)	$390,602	$234,265

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings from continuing operations per common share - basic	1.43	6.37	3.29
Earnings from continuing operations per common share - diluted	1.40	6.33	3.24

Earnings/(loss) from discontinued operations per common share - basic	—	—	0.21
Earnings/(loss) from discontinued operations per common share - diluted	—	—	0.21

Earnings per common share - basic	1.43	6.37	3.50
Earnings per common share - diluted	1.40	6.33	3.45
Weighted average number of shares (basic)	59,393,629	58,958,363	58,629,580
Weighted average number of shares (diluted)	60,490,564	59,362,982	59,504,811

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non-controlling interest	Total
	Shares	Amount
At March 31, 2022	59,542,212	$59	$174,745	$441,924	$(63,125)	$553,603	$(6,995)	$546,608

Stock based compensation	57,216	—	11,038	—	—	11,038	—	11,038
Contribution of shareholder	—	—	677	—	—	677	—	677
Issuance of shares of common stock	59,763	—	4,290	—	—	4,290	—	4,290
Acquisition of insurance companies	—	—	(26,588)	—	—	(26,588)	—	(26,588)
Other comprehensive income	—	—	—	—	(1,485)	(1,485)	—	(1,485)
Reclassification of loss from cumulative translation adjustment of discontinued operations	—	—	—	—	25,415	25,415	—	25,415
Foreign currency translation adjustments, net of tax effect	—	—	—	—	5,195	5,195	—	5,195
Net income	—	—	—	205,140	—	205,140	446	205,586

At March 31, 2023	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	662,622	1	19,626	—	—	19,627	—	19,627
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Purchase of ReKassa shares	—	—	—	—	—	—	256	256
Other comprehensive income	—	—	—	—	2,987	2,987	—	2,987
Foreign currency translation adjustments, net of tax effect	—	—	—	—	12,075	12,075	—	12,075
Net income	—	—	—	375,540	—	375,540	(588)	374,952

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)	$1,163,650	$3,308	$1,166,958

Delivered stock awards from previous year	215,878	—	3,092	—	—	3,092	—	3,092
Forfeited stock based compensation	(310,700)	—	—	—	—	—	—	—
Stock based compensation	765,958	1	59,592	—	—	59,593	—	59,593
Other compensation	1,000	—	138	—	—	138	—	138
Purchase of Arbuz shares	—	—	—	2,175	—	2,175	(3,062)	(887)
Other comprehensive income	—	—	—	—	5,045	5,045	—	5,045

Foreign currency translation adjustments, net of tax effect	—	—	—	—	(104,102)	(104,102)	—	(104,102)
Net income	—	—	—	84,650	—	84,650	(129)	84,521

At March 31, 2025	60,993,949	$61	$246,610	$1,085,565	$(117,995)	$1,214,241	$117	$1,214,358
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2025	March 31, 2024	March 31, 2023

Cash Flows From Operating Activities
Net income	84,521	$374,952	$205,586
Net income from discontinued operations	—	$—	$12,424
Net income from continuing operations	84,521	$374,952	$193,162
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	17,158	14,603	5,138
Amortization of deferred acquisition costs	209,689	49,635	8,450
Noncash lease expense	14,468	9,980	5,113
Change in deferred taxes	(19,705)	800	(811)
Stock compensation expense	59,592	22,719	9,293
Unrealized loss/(gain) on trading securities	123,665	(95,729)	(107,310)
Unrealized (gain)/loss on derivatives	(7,415)	3,009	(12)
Net realized loss/(gain) on available-for-sale securities	681	(3,209)	(2,934)
Gain from sale of ITS Tech	(4,201)	—	—
Revaluation of investments in associates	(1,139)	—	—
Net change in accrued interest	97,286	(69,289)	(56,478)
Change in insurance reserves	219,818	98,787	50,671
Revaluation of purchase price previously held interest in Arbuz	—	(1,040)	—
Change in unused vacation reserve	2,577	5,860	2,271
Allowances for expected credit losses	62,445	21,225	29,119
Changes in operating assets and liabilities:
Trading securities	827,157	(1,048,205)	(1,019,191)
Margin lending, brokerage and other receivables (including $19,269, $(272,946), and $187,336 changes from related parties)	(1,743,595)	(1,272,652)	(253,301)
Insurance contract assets	(15,319)	(5,930)	3,217
Other assets	(268,589)	(74,497)	(20,752)
Securities sold, not yet purchased – at fair value	—	—	(13,865)
Brokerage customer liabilities (including $4,034, $(86,083), and $(195,694) changes from related parties)	1,516,767	112,258	105,942
Current income tax liability	(4,090)	28,432	(10,019)
Margin lending and trade payables (including $800, $(2,732), and $(35,650) changes from related parties)	474,087	734,605	163,763
Lease liabilities	(13,699)	(10,433)	(5,284)
Liabilities from insurance activity	4,911	6,927	(10,769)
Other liabilities	43,988	32,830	(3,001)
Net cash flows from/(used in) operating activities from continuing operations	1,681,058	(1,064,362)	(927,588)
Net cash flows used in operating activities from discontinued operations	—	—	(24,095)
Net cash flows from/(used in) operating activities	1,681,058	(1,064,362)	(951,683)

Cash Flows From Investing Activities
Purchase of fixed assets and intangible assets	(95,328)	(43,751)	(38,542)
Net change in loans issued to customers	(435,759)	(569,151)	(715,038)
Purchase of available-for-sale securities, at fair value	(457,698)	(229,912)	(330,095)
Proceeds from sale of available-for-sale securities, at fair value	174,428	260,336	260,634

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

Purchase of held-to-maturity securities	(67,550)	—	—
Cash Received from sale of ITS Tech	2,000	—	—
Capital contribution to investment in associate	(2,530)	—	—
Cash, cash equivalent disposed from sale of ITS Tech	(542)	—	—
Consideration paid for SilknetCom	(15,899)	—	—
Consideration paid for other acquisitions	(2,885)	—	—
Cash received from divestiture of Russian subsidiaries	—	—	51,506
Prepayment on acquisitions	(19,122)	(21,708)	(22,462)
Refund of prepayment on acquisition	15,320	—	—
Consideration paid for Ticketon	—	(3,003)	—
Consideration paid for Arbuz	—	(13,281)	—
Consideration paid for Internet Tourism	—	(1,028)	—
Consideration paid for Aviata	—	(16,098)	—
Consideration paid for Freedom Cloud	—	(1,103)	—
Consideration paid for LD Micro	—		(4,000)
Consideration paid for acquisition of London Almaty	—		(13,652)
Consideration paid for acquisition of Freedom Life and Freedom Insurance	—		(26,588)
Consideration paid for Paybox	—		(11,617)
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	—	(1,987)	—
Cash, cash equivalents and restricted cash received from acquisitions	93	2,464	16,348
Net cash flows used in investing activities from continuing operations	(905,472)	(638,222)	(833,506)
Net cash flows used in investing activities from discontinued operations	—	—	(629,738)
Net cash flows used in investing activities	(905,472)	(638,222)	(1,463,244)

Cash Flows From Financing Activities
Net (repayment)/proceeds from securities repurchase agreement obligations	(1,061,430)	1,191,219	637,392
Proceeds from issuance of debt securities	201,663	206,344	45,946
Repurchase of debt securities	—	—	(23,387)
Repurchase of mortgage loans under the State Program	(54,717)	(41,768)	(14,806)
Funds received under state program for financing of mortgage loans	81,359	101,926	435,713
Net change in bank customer deposits	829,072	217,561	1,011,147
Purchase of non-controlling interest in Arbuz	—	(3,228)	—
Net proceeds from/(repayment of) loans received	2,475	2,518	(4,867)
Capital contributions	—	—	677
Net cash flows (used in)/from financing activities from continuing operations	(1,578)	1,674,572	2,087,815
Net cash flows from financing activities from discontinued operations		—	45,566
Net cash flows (used in)/from financing activities	(1,578)	1,674,572	2,133,381

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from continued operations	(137,038)	12,194	43,689
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash from discontinued operations	—	—	34,502
Effect of expected credit losses on cash and cash equivalents and restricted cash	79	(3,406)	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	637,049	(19,224)	(203,355)

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM CONTINUING OPERATIONS	1,007,721	1,026,945	773,414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD FROM DISCONTINUED OPERATIONS	—	—	456,886
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,007,721	1,026,945	1,230,300

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM CONTINUING OPERATIONS	$1,644,770	$1,007,721	$1,026,945
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD FROM DISCONTINUED OPERATIONS	$—	$—	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,644,770	$1,007,721	$1,026,945

	For the years ended
	March 31, 2025	March 31, 2024	March 31, 2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$511,954	$474,656	$199,371
Income taxes paid	$53,922	$30,319	$53,180

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$14,755	$11,061	$23,586

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2025	March 31, 2024	March 31, 2023

Cash and cash equivalents	$837,302	$545,084	$581,417
Restricted cash	$807,468	$462,637	$445,528
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,644,770	$1,007,721	$1,026,945

The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services, information processing services and lifestyle services. The Company also owns several ancillary businesses which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and the Group also has representative offices in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, The Netherlands, Poland, Lithuania and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX").
As of March 31, 2025, the Company owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom24 Bulgaria VCC	Bulgaria	Securities broker-dealer
Freedom24 Greece Single Members P.C	Greece	Securities broker-dealer
Freedom24 Poland LTD	Poland	Securities broker-dealer
Freedom24 Lithuania, UAB	Lithuania	Securities broker-dealer
Freedom24 Iberia SL	Spain	Securities broker-dealer
Freedom24 Netherlands B.V.	Netherlands	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Freedom Capital Markets (ex. "PrimeEx")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Turkey	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT Solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Kyrgyzstan	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP ("Aviata")	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP ("Internet Tourism")	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Comrun LLP ("ReKassa")	Kazakhstan	Mobile and web application
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP	Kazakhstan	Media and entertainment
Freedom Cloud LLP (formerly, DITel LLP) ("Freedom Cloud")	Kazakhstan	Telecommunications
SilkNetCom LLP ("SilkNetCom")	Kazakhstan	Telecommunications
Elitecom LLP ("Elitecom")	Kazakhstan	Telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	Holding company
Freedom Advertising Ltd	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP ("CLUB T")	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE.	UAE	Consulting
Freedom Management Ltd.	UAE	Consulting
Freedom Finansial Hizmetler Anonim Şirketi	Turkey	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited ("Prime UK")	UK	Management consulting
Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC ("FSP")	Cyprus	Financial services
Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro ("LD Micro")	USA	Event platform

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		66
Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance, as well as lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE), and the Uzbek Republican Currency Exchange (UZCE). Additionally, it is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). Freedom EU enhances the Company's offerings by providing customers with operational support and access to investment opportunities in the United States and European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of March 31, 2025 there are no VIEs in respect of the Company.
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
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Group's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, insurance revenue, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Group's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of total revenue, net are as follows:
• Commissions on brokerage services;
• Commissions on banking services (money transfers, foreign exchange operations and other);

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
• Agency fee commissions (the Company earns agency fee commissions through its facilitation of transactions between customers);
• Commissions on payment processing; and
• Commissions on investment banking services (such as underwriting and market making services).

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with Bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price.

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	2025	2024	2023
Single non-related party	317,536	296,257	48,430

For the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 the amounts in the table above included fee and commission income earned from one customer in the amount of $284,728, $196,663 and $42,526, respectively and interest income from margin loans to customer in the amount of $32,808, $99,594 and $5,904, respectively.

Transaction-Based Revenues

Company earns transaction-based revenue by routing and executing customer orders in equities, options, fixed-income securities and other exchange-traded products. Company's single performance obligation is satisfied at the point in time an order is executed, which is when the customer obtain substantially all of the remaining benefits from the asset. The transaction price is established at execution and consists of per-instrument or per-contract commissions and a fixed percentage of the notional trade value.

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

Based on the contractual arrangements with customers, the Company acts as an agent on behalf of its clients by facilitating customers to enter into long and short positions within the Company's omnibus accounts. The Company facilitates the purchase and sale of securities and securities lending transactions through its platforms by routing purchases and sales transactions from its customers, including the market-making customer through its prime brokers. All the customers, including the market-making customer, act on a principal basis and assume the associated market and counterparty risks of their respective positions. The Company does not act as a counterparty to its clients’ buy or sell transactions but may provide them with margin loans and securities lending transactions. The Company's clients have control of the securities

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
they transact on the Company's platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on the Company's Consolidated Balance Sheets.

Interest income

Interest income on margin loans, loans issued, trading securities, available-for-sale securities, held-to-maturity securities, and reverse repurchase agreement obligations are recognized based on the contractual provisions of the underlying arrangements.

Loan premiums and discounts are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the effective interest method.

The Group suspends accrual of interest income for the loans which meet the impairment criteria. Interest income is not accrued on margin lending receivables in case value of collateral is not sufficient or less than margin loan amount.

Unamortized premiums, discounts and other basis adjustments on trading securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method.

Interest income from marginal lending includes income accrued on off-balance sheet arrangements, which mainly include repurchase agreements of the Group's brokerage customers.

Loans

The Group's loan portfolio is divided into: mortgages, uncollateralized bank customer loans, collateralized bank customer loans, car loans, right of claim for purchased retail loans and subordinated loans. Mortgage loans consist of loans provided to individuals to purchase residential properties, which is used as collateral for the loan. Uncollateralized bank customer loans consist of loans provided through credit cards to individuals, individual entrepreneurs and retail unsecured banking loans provided to individuals. Collateralized bank customer loans consist of retail collateralized loans provided to individuals. Subordinated loans consist of uncollateralized loans provided to the legal entities to support their businesses, that ranks below other, more senior loans or securities with respect to claims on assets or earnings. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Car loans consists of loans provided to individuals to purchase new or used car. Right of claim for purchased retail loans represented by microfinance organization Freedom Finance Credit (“FFIN Credit") loans. Additionally, most of our mortgage loans, uncollateralized bank customer loans, collateralized bank customer loans, car loans, and rights of claim for purchased retail loans are digital in nature.

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

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days is determined, based on factual calculations, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolios may include the following: GDP, Brent oil price, inflation and exchange rate. These macroeconomic indicators are recalculated once per year, used throughout the year and for all loan types. For defaulted loans, PD of 100% is applied, for non-impaired loans PD for the average life of the pool is recognized at inception.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Uncollateralized bank customer loans. The Group primarily offers unsecured loans for individual entrepreneurs, constituting the majority of its uncollateralized bank customer loans. Several scoring models are used to make decisions about this product to determine the risk segment for each customer. The income of the customer and the class of the borrower are also estimated based on his property status. The Group uses data from official sources to determine the payment fund for an individual entrepreneur and turnover through an online cash register, which helps to assess the solvency of customers.
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
Available-for-sale securities
Financial assets categorized as available-for-sale ("AFS") are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held-to-maturity investments or (c) trading securities.
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
Held-to-maturity securities
Financial assets are classified as held-to-maturity ("HTM") when the Group has the positive intent and ability to hold the securities to maturity. HTM securities are non-derivative debt instruments that are measured at amortized cost using the effective interest method, less any allowance for expected credit losses.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Interest income on HTM securities is recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income using the effective interest method. Changes in fair value are not recognized in the consolidated financial statements as long as the investment continues to meet the criteria for held-to-maturity classification. However, the fair value of HTM securities is disclosed in the notes to the consolidated financial statements.

Management estimates expected credit losses at each reporting date and records any increase or decrease in the allowance through "Allowance for expected credit losses" in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. The security's amortized cost basis is not written down unless the security is either sold or determined to be uncollectible. Because HTM securities are not remeasured to fair value, unrealized changes in fair value that are unrelated to credit risk are not recognized in either net income or other comprehensive income.
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
Margin lending, brokerage and other receivables
The Group engages in securities financing transactions with and for customers through margin lending. In margin lending, the Group's customers borrow funds from the Group or sell securities the customer does not own against the value of their qualifying securities held in custody by the Group. Under these agreements, the Group is permitted to sell or repledge securities received as collateral. Furthermore, the contractual arrangements establish that the Group can use the pledged collateral by the customers for repurchase agreement operations, securities lending transactions or delivery to other counterparties to cover short positions.
Margin lending, brokerage and other receivables comprise margin lending receivables, receivables from telecommunication services, brokerage commissions and other receivables related to the securities brokerage, banking and telecommunication activity of the Group. At initial recognition, margin lending, brokerage and other receivables are recognized at fair value. Subsequently, margin lending, brokerage and other receivables are carried at cost net of any allowance for credit losses.
For both individual and institutional brokerage customers, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the customer or may use such financial instruments for its own account or the account of another customer. The Group maintains omnibus brokerage accounts for certain institutional brokerage customers, in which transactions of the underlying customers of such institutional customers are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours.
Customers' required margin levels and established credit limits are monitored continuously by the Group's risk management staff. Pursuant to the Group's policy, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid liquidation of their positions.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2025 and 2024 the Group did not record any charges for impairment of long-lived assets.
Impairment of goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.

The Group has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. We have the following reporting units: Banking, Insurance, Brokerage and Other. A detailed description of these reporting units is provided in "Products and Services" in Item 1. Business.

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

As of March 31, 2025 and 2024, goodwill recorded in the Group's Consolidated Balance Sheets totaled $49,093 and $52,648 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.
The goodwill value at March 31, 2025 decreased compared to March 31, 2024, primarily due to the impact of foreign currency translation. However, excluding the effects of foreign exchange rate movements, goodwill increased as a result of the acquisition of 100% interest in SilkNetCom, and 100% interest in Elitecom by Freedom Telecom Holding. See Note 27 "Acquisitions of Subsidiaries" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
The changes in the carrying amount of goodwill for the years ended March 31, 2025 and March 31, 2024, were as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2023	$2,677	$2,652	$980	$8,715	$15,024
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Foreign currency translation difference	11	94	60	1	166
Acquired	—	—	—	38,290	38,290
Balance as of March 31, 2024	2,688	$2,746	$1,040	$46,174	$52,648
Foreign currency translation difference	(120)	(11)	(119)	(4,245)	(4,495)
Acquired	—	—	—	940	940
Balance as of March 31, 2025	2,568	$2,735	$921	$42,869	$49,093

Accumulated impairment
Balance as of March 31, 2023	$—	$—	$—	$832	$832
Impairment expense	—	—	—	—	—
Write-off due to deconsolidation of Freedom UA	—	—	—	(832)	(832)
Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of March 31, 2025	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of March 31, 2023	$2,677	$2,652	$980	$7,883	$14,192
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
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
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2025 and 2024, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2025 and 2024.
Pillar 2
In October 2021, the Inclusive Framework, established by members of the OECD and the G20 countries, reached an agreement on a Two-Pillar Solution to address the tax challenges arising from the digitalisation of the economy (Pillar 1 and Pillar 2). The Inclusive Framework brings together over 140 countries and jurisdictions, including Kazakhstan.

Pillar 2 specifically targets MNEs with annual consolidated revenue of 750 million EUR or more (“MNE groups”) (for any two years within the last 4 reporting years), aiming to ensure a minimum global effective tax rate (ETR) of 15%.

Pillar 2 introduces additional taxation in jurisdictions where the effective tax rate (ETR) of a constituent entity falls below the minimum 15% threshold, via the following mechanisms:
1.Income Inclusion Rule (IIR) – Applies at the level of the Ultimate Parent Entity (UPE) to top up income of low-taxed subsidiaries.
2.Undertaxed Payments Rule (UTPR) – Serves as a backstop where IIR is not applied, allocating top-up tax to jurisdictions where other group entities are located.
3.Qualified Domestic Minimum Top-up Tax (QDMTT) – Optional domestic implementation by a jurisdiction to retain top-up tax at the local level.

These rules are generally effective from 2024 (IIR), with UTPR and QDMTT effective from 2025, subject to jurisdiction-specific legislation.

As of March 31, 2025, Pillar 2 rules have been legislated in the following jurisdictions where the Group operates:
•Germany
•United Kingdom
•Turkey
•Cyprus
•United Arab Emirates (UAE)

The IIR is in effect from January 1, 2024, in these countries. UTPR and QDMTT will generally apply from 2025. Notably, the UAE has implemented only the QDMTT under the GloBE framework, effective from January 1, 2025.

The Pillar two law of Cyprus provides for an IIR practically as from 2024, a UTPR practically as from 2025, and a domestic minimum top-up tax as from 2025.

Transitional Safe Harbor Rules

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
To reduce initial compliance burdens, the OECD introduced Transitional Safe Harbor Rules (Annex A to the Administrative Guidance, Dec 2022), applicable for fiscal years beginning on or before December 31, 2026 (but not after June 30, 2028). A jurisdictional safe harbor is met if one of the following tests is satisfied:
•De Minimis Test – Jurisdictional revenue < EUR 10 million and Profit (Loss) Before Tax < EUR 1 million
•Simplified ETR Test – Simplified covered taxes ÷ PBT > 15%
•Routine Profits Test – PBT ≤ routine profits based on the Substance-Based Income Exclusion (SBIE) formula

Based on FY 2025 results, assessments indicate that all jurisdictions except Kazakhstan and Cyprus qualify for at least one of the safe harbor tests.

In this regard, notwithstanding Kazakhstan, Uzbekistan, Azerbaijan, and Armenia have not yet enacted Pillar 2 legislation. However, low-taxed constituent entities in these jurisdictions may be subject to top-up tax through UTPR allocations by jurisdictions that apply GloBE rules. For example, if Kazakhstan entities have an ETR below 15%, top-up tax may be collected by jurisdictions such as Cyprus, Germany, the UK, and Turkey under the UTPR starting from FY 2026.

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
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 26 "Leases", to the consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
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
Recent accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by (i) ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, and (ii) ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application (collectively referred to herein as ASU 2018-12). ASU 2018-12 changed existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, (2) a requirement to account for market risk benefits (MRBs) at fair value, (3) simplified amortization for deferred policy acquisition costs (DAC), and (4) enhanced financial statement presentation and disclosures. For the Company, the Update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company will adopt ASU 2018-12 effective April 1, 2025 using the modified retrospective transition method where permitted. ASU 2018-12 will impact the accounting and disclosure requirements for all long-duration contracts issued by the Company. While the Company is currently evaluating the effect that standard will have on its consolidated financial statements and related disclosures, no material impact is anticipated.
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
In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements - Codification Amendment in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then ASU 2023-06 will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no material impact is anticipated.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying that single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company adopted ASU No 2023-07 beginning from fiscal year started April 1, 2024.

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

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements." ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The Company is currently evaluating the impact that ASU No 2024-02 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No 2024-03 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, "Debt-Debt with Conversion and Other Options" (Subtopic 470-20). The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2024-04 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 - CASH AND CASH EQUIVALENTS

	March 31, 2025	March 31, 2024

Short term deposits in National Bank (Kazakhstan)	$311,065	$196,942
Short term deposits in commercial banks	262,345	127,051
Overnight deposits	81,962	3,557
Securities purchased under reverse repurchase agreements	81,118	134,961
Petty cash in bank vault and on hand	59,533	22,613
Short term deposits on brokerage accounts	20,567	2,917
Cash in transit	10,546	9,633
Short term deposits in National Bank (Tajikistan)	7,647	—
Short term deposits in stock exchanges	2,391	47,830
Short term deposits in the Central Depository (Kazakhstan)	510	42

Allowance for Cash and cash equivalents	(382)	(462)

Total cash and cash equivalents	$837,302	$545,084
As of March 31, 2025 and 2024 cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of March 31, 2025 and 2024 are presented below:

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.05%	$58,202	$58,202
Corporate debt	13.27%	16,644	16,644
Non-US sovereign debt	4.48%	4,436	4,436
US sovereign debt	16.75%	1,836	1,836

Total		$81,118	$81,118

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.57%	$96,647	$96,647
US sovereign debt	4.77%	16,885	16,885
Non-US sovereign debt	4.45%	12,468	12,468
Corporate debt	5.31%	8,961	8,961

Total		$134,961	$134,961

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of March 31, 2025 and 2024, was $82,140 and $133,380 respectively.
As of March 31, 2025 and March 31, 2024, securities purchased under reverse repurchase agreements included accrued interest in the amount of $5 and $106, with a weighted average maturity of 1 day and 3 days, respectively. All securities repurchase agreements transactions were executed through the KASE.
NOTE 4 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2025 and 2024, consisted of:

	March 31, 2025	March 31, 2024

Brokerage customers' cash	$737,546	$366,260
Guaranty deposits	70,026	97,052
Restricted bank accounts	8,122	8,079
Due from banks	6,904	6,374
Deferred distribution payment	23	23
Allowance for restricted cash	(15,153)	(15,151)

Total restricted cash	$807,468	$462,637
As of March 31, 2025, and March 31, 2024, part of the Group's restricted cash was segregated in a special custody accounts for the exclusive benefit of the relevant brokerage customers.
NOTE 5 - INVESTMENT SECURITIES
As of March 31, 2025 and 2024, trading, held-to-maturity and available-for-sale securities consisted of:

	March 31, 2025	March 31, 2024

Non-U.S. sovereign debt	$1,282,450	$2,409,126
Corporate debt	807,985	1,108,870
Corporate equity	106,227	126,103
U.S. sovereign debt	73,787	43,173
Exchange traded notes	4,837	1,348
Total trading securities	$2,275,286	$3,688,620

Non-US sovereign debt	208,231	27,016
Corporate debt	243,730	173,568
US sovereign debt	21,626	16,037
Total available-for-sale securities, at fair value	$473,587	$216,621

Non-US sovereign debt	65,914	—
Allowance for Non-US sovereign debt	(54)	—
Total held-to-maturity securities	$65,860	$—

Total investment securities	2,814,733	3,905,241

The following tables present maturity analysis for available-for-sale securities as of March 31, 2025 and March 31, 2024:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	66,593	96,662	29,136	15,840	208,231
Corporate debt	85,300	141,382	9,308	7,740	243,730
US sovereign debt	—	20,421	—	1,205	21,626
Total available-for-sale securities, at fair value	$151,893	$258,465	$38,444	$24,785	$473,587

	March 31, 2024
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$65,415	$44,374	$59,553	$4,226	$173,568
Non-US sovereign debt	7,839	7,310	5,797	6,070	27,016
US sovereign debt	—	5,059	9,753	1,225	16,037
Total available-for-sale securities, at fair value	$73,254	$56,743	$75,103	$11,521	$216,621
The following table presents maturity analysis for held-to-maturity securities as of March 31, 2025:

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	—	11,931	53,929	65,860
Total held-to-maturity securities	$—	$—	$11,931	$53,929	$65,860
As of March 31, 2025, the Group held debt securities of two issuers which individually exceeded 10% of the Group's total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,527,340 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $578,862. As of March 31, 2024, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group's total trading securities and available-for-sale securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $2,420,855 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amounts of $727,440. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of March 31, 2025 and March 31, 2024, the Group recognized $406 and $413, respectively, other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2025 and March 31, 2024:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.24%	$1,282,450	$987,657	$294,793	$—
Corporate debt	13.93%	807,985	299,123	508,862	—
Corporate equity	—	106,227	81,810	6,097	18,320
U.S. sovereign debt	3.99%	73,787	73,787	—	—
Exchange traded notes	—	4,837	2,369	2,468	—

Total trading securities		$2,275,286	$1,444,746	$812,220	$18,320

Non-U.S. sovereign debt	9.96%	208,231	128,772	79,459	—
Corporate debt	14.81%	243,730	91,537	152,193	—
U.S. sovereign debt	2.73%	21,626	21,626	—	—

Total available-for-sale securities, at fair value		$473,587	$241,935	$231,652	$—
As of March 31, 2025, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $45,216, and using Level 2 inputs, totaled $19,736. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of March 31, 2025.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Non-US sovereign debt	65,860	332	(1,240)	64,952	2031 - 2037
Total held-to-maturity securities	$65,860	$332	$(1,240)	$64,952

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2024 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.61%	$2,409,126	$1,592,380	$816,746	$—
Corporate debt	14.83%	1,108,870	171,218	937,360	292
Corporate equity	—	126,103	102,134	3,819	20,150
U.S. sovereign debt	4.98%	43,173	43,173	—	—
Exchange traded notes	—	1,348	1,045	303	—

Total trading securities		$3,688,620	$1,909,950	$1,758,228	$20,442

Corporate debt	15.53%	$173,568	$47,135	$126,433	$—
Non-U.S. sovereign debt	10.48%	27,016	12,378	14,638	—
U.S. sovereign debt	3.54%	16,037	16,037	—	—

Total available-for-sale securities, at fair value		$216,621	$75,550	$141,071	$—

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the Valuation Techniques and Significant Level 3 inputs used in the valuation as of March 31, 2025 and March 31, 2024. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,193	Discount rate	21.5%
			Estimated number of years	2 years
			Termination multiplier	19.5x
Corporate equity	DCF	127	Discount rate	58.8%
			Estimated number of years	9 years
		$18,320

Type	Valuation Technique	FV as of March 31, 2024	Significant Unobservable Inputs	%

Corporate debt	DCF	$292	Discount rate	74.0%
			Estimated number of years	3 months
Corporate equity	DCF	20,007	Discount rate	13.0%
			Estimated number of years	4 years, 6 months
			Termination multiplier	27x
Corporate equity	DCF	143	Discount rate	58.8%
			Estimated number of years	9 years
		$20,442
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended March 31, 2025 and March 31, 2024:

Trading securities
Balance as of March 31, 2023	$5,138

Reclassification to Level 2	(32)
Deconsolidation of Freedom UA securities	(3,927)
Sale of investments that use Level 3 inputs	(15,856)
Purchase of investments that use Level 3 inputs	35,807
Revaluation of investments that use Level 3 inputs	(132)
Reclassification to investment in associate	(556)
Balance as of March 31, 2024	$20,442

Revaluation of investments that use Level 3 inputs	(2,122)
Balance as of March 31, 2025	$18,320

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of March 31, 2025 and 2024:

	March 31, 2025
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Non-US sovereign debt	211,628	(378)	(3,019)	208,231	2025 - indefinite
Corporate debt	$243,660	$(28)	$98	$243,730	2025 - 2039
U.S. sovereign debt	21,868	—	(242)	21,626	2027 - 2044
Total available-for-sale securities, at fair value	$477,156	$(406)	$(3,163)	$473,587

	March 31, 2024
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized loss accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$172,689	$(61)	$940	$173,568	2024 - 2039
Non-US sovereign debt	29,121	(352)	(1,753)	27,016	2024 - indefinite
U.S. sovereign debt	16,767	—	(730)	16,037	2027 - 2044
Total available-for-sale securities, at fair value	$218,577	$(413)	$(1,543)	$216,621

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 - MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables, as of March 31, 2025 and March 31, 2024, consisted of:

	March 31, 2025	March 31, 2024

Margin lending receivables	$3,294,569	$1,635,377
Receivables from telecommunication services	9,985	—
Bank commissions receivable	7,529	11,574
Bond coupon receivable and dividends accrued	6,832	5,429
Receivables from brokerage customers	2,399	2,603
Receivable for underwriting and market-making services	1,577	1,278
Other receivables	15,510	16,004

Allowance for receivables	(19,256)	(11,990)

Total margin lending, brokerage and other receivables, net	$3,319,145	$1,660,275
Margin lending receivables are amounts owed to the Group from customers as a result of borrowings by such customers against the value of qualifying securities, primarily for the purpose of purchasing additional securities. Amounts may fluctuate from period to period as overall customer balances change as a result of market levels, customer positioning and leverage. Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and the Group's right to call for margin when collateral values decline.
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions. As of March 31, 2025, and March 31, 2024, the fair value of collateral held by the Group under margin loans was $7,312,950 and $2,824,498, respectively.

As of March 31, 2025, and March 31, 2024, the Company had three non-related party customers and one non-related party customer whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $2,323,461 and $399,196, respectively. The collateral held from these non-related party customers was valued at $3,218,277 and $460,771 as of March 31, 2025, and March 31, 2024, respectively.
For both individual and institutional brokerage customers, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the customer or may use such financial instruments for our own account or the account of another customer. The Group maintain omnibus brokerage accounts for our customers, including institutional brokerage customers, in which transactions of these customers and the underlying customers of these institutional brokerage customers are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours. Where allowed by the regulations applicable to the Group, the Group may accept short sales from these institutional customers and as a result, the Group is only required to maintain positions with third party custodians for the net long positions in each security in the omnibus accounts.
As of March 31, 2025 and March 31, 2024, using actual, historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $19,256 and $11,990, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 - LOANS ISSUED
Loans issued as of March 31, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$924,530	April 2025 - March 2050	11.4%	$924,386	KZT
Uncollateralized bank customer loans	249,448	April 2025 - March 2045	28.1%	—	KZT
Right of claim for purchased retail loans	183,635	April 2025 - March 2030	15.0%	183,635	KZT
Car loans	156,340	April 2025 - April 2032	24.2%	155,320	KZT
Collateralized bank customer loans	148,759	April 2025 - July 2043	19.6%	128,543	KZT
Other	7,838	April 2025 - September 2029	18.00% / 12.70%/ 3.00%	29	KZT/EUR/USD

Allowance for loans issued	(75,115)

Total loans issued	$1,595,435

The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the mortgage loans to the Program Operator. The proceeds received from these transfers are presented within funds received under state program for financing of mortgage loans in the Consolidated Statements of Cash Flows. Under this program, borrowers can receive a mortgage at an interest rate of 7%, subject to not less than 20% down payment, for 25 years, and the interest payments received by the Group are recognized as interest income in the Group's Consolidated Statements of Operations and Statements of Other Comprehensive Income. In accordance with the program and trust management agreement for the program, Group services the transferred loans and remits all repayments of principal it receives plus 4% of the 7% interest received to the Program Operator. The interest paid to the Program Operator is recognized as interest expense in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. The remaining 3% of the 7% interest is retained by Group. Under the program and trust management agreement, Group is required to repurchase the rights to make claims on the transferred loans when either loan principal repayments or interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loans' nominal value and is presented within repurchase of mortgage loans under the State Program in the Consolidated Statements of Cash Flows.

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 4% interest annual as described above. As of March 31, 2025 and March 31, 2024, the corresponding liability amounted to $503,705 and $521,885, respectively.

As of March 31, 2025 and March 31, 2024, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $511,851 and $532,389, respectively, were presented within loans issued in the Consolidated Balance Sheets.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The Group has an agreement with FFIN Credit, a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. Following the successful pilot, the Company intends to either acquire FFIN Credit from Mr. Turlov or implement an in-house solution to replicate its functions, ensuring continuity and scalability of the lending operations. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the consolidated balance sheets within the loans issued. As of March 31, 2025 and March 31, 2024, right of claims for purchased retail loans in the amount of $183,635 and $146,152, respectively.

The total accrued interest for loans issued amounted $13,385 as of March 31, 2025 and $8,327 as of March 31, 2024.
Loans issued as of March 31, 2024, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$741,312	April, 2024 - March, 2049	10.3%	$740,462	KZT
Car loans	262,708	April, 2024 - March, 2031	23.9%	259,755	KZT
Uncollateralized bank customer loans	245,188	April, 2024 - March, 2044	27.4%	—	KZT
Right of claims for purchased retail loans	146,152	April, 2024 - March, 2029	15.0%	146,152	KZT
Collateralized bank customer loans	22,299	June, 2024 - July, 2043	19.1%	22,270	KZT
Subordinated loan	5,037	December, 2025	3.0%	—	USD
Other	2,638	April, 2024 - January, 2029	18.6%/15.0%/2.5%	18	KZT\USD/EUR

Allowance for loans issued	(43,619)

Total loans issued	$1,381,715
Credit quality indicators

Freedom Bank KZ uses a loan portfolio quality classification system that indicates signs of a significant increase in credit risk and contractual impairment, depending on the analysis of reasonable and supportable information available at the reporting date. The loan portfolio is classified into "not credit impaired", "with significant increase in credit risk" and "credit impaired" agreements.

Loans "not credit impaired" under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as "with significant increase in credit risk" represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the presence of overdue debt on principal and interest for a period of more than 30 days or the absolute probability of default

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
threshold PD exceeds 20%. Agreements classified as "credit impaired" represent loans for which at the reporting date there are signs of impairment, the borrower has been in default for 90 or more days for individuals and 60 or more days for legal entities, the borrower for the last 6 months for individuals and 12 months for legal entities restructured the contract due to the deterioration of the financial condition, the borrower is recognized as credit impaired, the presence of a sign of default, a sign of bankruptcy, the deterioration of the financial performance of the borrower, the presence of other information indicating the presence of a high credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of March 31, 2025. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Mortgage loans	$336,535	$186,816	$370,588	$30,591	$—	$—	$—	$924,530
that are not credit impaired	336,051	184,610	367,918	29,876	—	—	—	918,455
with significant increase in credit risk	410	1,361	1,402	340	—	—	—	3,513
that are credit impaired	74	845	1,268	375	—	—	—	2,562
Uncollateralized bank customer loans	110,094	120,583	18,771	—	—	—	—	249,448
that are not credit impaired	108,045	103,320	15,590	—	—	—	—	226,955
with significant increase in credit risk	1,011	3,557	663	—	—	—	—	5,231
that are credit impaired	1,038	13,706	2,518	—	—	—	—	17,262
Right of claim for purchased retail loans	151,237	30,702	1,688	8	—	—	—	183,635
that are not credit impaired	151,237	30,702	1,688	8	—	—	—	183,635
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Car loans	5,974	116,459	33,907	—	—	—	—	156,340
that are not credit impaired	5,974	110,871	26,014	—	—	—	—	142,859
with significant increase in credit risk	—	1,603	836	—	—	—	—	2,439
that are credit impaired	—	3,985	7,057	—	—	—	—	11,042
Collateralized bank customer loans	140,835	7,788	136	—	—	—	—	148,759
that are not credit impaired	138,761	7,498	136	—	—	—	—	146,395
with significant increase in credit risk	2,020	73	—	—	—	—	—	2,093
that are credit impaired	54	217	—	—	—	—	—	271
Other	232	1,237	6,323	46	—	—	—	7,838
that are not credit impaired	232	1,229	6,323	46	—	—	—	7,830
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	8	—	—	—	—	—	8
Total	$744,907	$463,585	$431,413	$30,645	$—	$—	$—	$1,670,550

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
Aging analysis of past due loans as of March 31, 2025 and March 31, 2024, is as follows:

	March 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,835	$678	$2,562	$918,455	$924,530
Uncollateralized bank customer loans	3,132	2,099	17,262	226,955	249,448
Right of claim for purchased retail loans	—	—	—	183,635	183,635
Car loans	1,548	892	11,041	142,859	156,340
Collateralized bank customer loans	957	1,135	271	146,396	148,759
Other	—	—	8	7,830	7,838

Total	$8,472	$4,804	$31,144	$1,626,130	$1,670,550

	March 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,133	$1,069	$1,419	$736,691	$741,312
Car loans	2,167	1,655	10,157	248,729	262,708
Uncollateralized bank customer loans	3,576	2,211	8,853	230,548	245,188
Right of claim for purchased retail loans	—	—	—	146,152	146,152
Collateralized bank customer loans	—	89	87	22,123	22,299
Subordinated loan	—	—	—	5,037	5,037
Other	—	—	9	2,629	2,638

Total	$7,876	$5,024	$20,525	$1,391,909	$1,425,334
The activity in the allowance for credit losses as of March 31, 2025 and March 31, 2024 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)
Charges	(10,043)	(38,895)	(4,703)	(5,335)	(20,324)	(24)	(79,324)
Recoveries	1,694	6,778	1,524	6,761	8,331	—	25,088
Write off	1	13,273	7	2,914	—	30	16,225
Forex	682	3,001	138	1,457	1,237	—	6,515
March 31, 2025	$(10,699)	$(35,479)	$(3,114)	$(8,465)	$(17,333)	$(25)	$(75,115)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2023	$(554)	$(233)	$—	$(758)	$(1,247)	$—	$(2,792)
Adjustment to allowance for adoption of ASU 2016-13	(2,216)	(7,436)	(35)	(6,462)	(9,046)	—	(25,195)
Charges	(2,361)	(22,464)	(115)	(15,014)	(13,334)	(31)	(53,319)
Recoveries	2,132	10,795	71	8,181	17,095	—	38,274
Forex	(34)	(298)	(1)	(209)	(45)	—	(587)
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 - INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, Tajikistan, Turkey, the United Arab Emirates, the United Kingdom and the United States of America.
The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2025 and March 31, 2024, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
As of March 31, 2025 and March 31, 2024, deferred tax assets and liabilities of the Company were comprised of the following:

	Year ended March 31, 2025	Year ended March 31, 2024

Deferred tax assets:
Revaluation on trading securities	$—	$454
Tax losses carryforward	4,871	3,809
Deferred acquisition costs and insurance reserves	6,669	—
Provision for impairment losses	12,181	8,210
Deferred tax assets	$23,721	$12,473

Deferred tax liabilities:
Revaluation on trading securities	$874	$1,447
Fixed and Intangible Assets	4,425	7,535
Other liabilities	1,038	335
Deferred tax liabilities	$6,337	$9,317

Net deferred tax assets	$17,446	$3,222
Net deferred tax liabilities	$62	$66
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the amount computed by multiplying income before provision for income taxes at the 21% income tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

Income before income tax at 21%	$23,719	$91,428	$49,547
Global intangible low taxed income	65,308	60,323	39,139
Stock based compensation	10,597	4,601	2,039
Subpart F Income	4,750	6,887	4,732
Permanent differences	4,158	58,872	14,096
Top-up tax	3,743	—	—
Foreign tax rate differential	(18,944)	(17,665)	(13,089)
Foreign tax credit	(21,118)	(14,915)	(18,423)
Nontaxable gains	(43,788)	(129,112)	(35,265)
Income tax expense	$28,425	$60,419	$42,776

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2025 and 2023, income tax expense was comprised of the following:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

Current income tax charge
Federal	4,054	34,623	22,387
Foreign	44,341	24,573	21,406
	48,395	59,196	43,793
Deferred income tax charge
Federal	(12,715)	3,695	(2,606)
Foreign	(7,255)	(2,472)	1,589
	(19,970)	1,223	(1,017)
Income tax expense	$28,425	$60,419	$42,776
During the years ended March 31, 2025, March 31, 2024 and March 31, 2023, the Company realized net income before income tax $112,946, $435,371 and $235,938, respectively. During the same periods, the Company's effective tax rate was equal to 25.2%, 13.9% and 18.1%, respectively. Tax years ended from March 31, 2025 to March 31, 2020 are remains subject to examination by major tax jurisdictions.
Income before income taxes includes the following components:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

United States	$(61,060)	$(66,053)	$(26,383)
Foreign	174,006	501,424	262,321
Net income before income tax	$112,946	$435,371	$235,938
As of March 31, 2025, the Company had undistributed earnings of certain foreign subsidiaries of $887,924. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.
Tax loss carryforwards as of March 31, 2025 and March 31, 2024, was $27,280 and $30,472, respectively, in Cyprus and Kazakhstan.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 - FIXED ASSETS, NET
As of March 31, 2025 and 2024, fixed assets, net of the Company included the following:

	March 31, 2025	March 31, 2024

Buildings	$36,270	$25,241
Office equipment	29,293	18,552
Telecommunications network infrastructure	37,663	—
Construction in progress	40,002	8,165
Processing and storage data centers	21,848	13,316
Capital expenditures on leasehold improvements	12,789	7,941
Furniture	12,045	9,234
Land	11,820	10,938
Vehicles	9,021	1,591
Other	5,584	2,985

Less: Accumulated depreciation	(25,232)	(14,961)

Total fixed assets, net	$191,103	$83,002
Depreciation expense totaled $12,138, $6,806 and $4,083 for the years ended March 31, 2025, 2024 and 2023, respectively.
During the year ended March 31, 2025, the Company capitalized $37.7 million related to telecommunications network infrastructure, primarily consisting of the installation and expansion of fiber-optic communication lines and related supporting equipment. This asset class was not present in the comparative period.
Construction in progress as of March 31, 2025 and March 31, 2024, was $40.0 million and $8.2 million, respectively, and primarily includes costs related to the installation of fiber-optic communication lines, including construction services, labor, travel expenses, and materials to be capitalized upon acceptance.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 - INTANGIBLE ASSETS, NET
As of March 31, 2025 and 2024, intangible assets, net of the Company included the following:

		March 31, 2025		March 31, 2024

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Software	20	$22,945	$(5,010)	$15,599	$(3,145)
Trademark	indefinite	18,596	—	22,118	(3,672)
Licenses	23	10,645	(1,705)	8,447	(1,269)
Customer base	6	9,225	(4,284)	9,043	(3,057)
Value added business	41	4,114	(2,161)	5,058	(2,476)
Other intangible assets	8	2,766	(945)	1,098	(76)
Total		$68,291	$(14,105)	$61,363	$(13,695)

Total intangible assets, net		$54,186		$47,668

Aggregate Amortization Expense
For year ended 31.03.2025	$5,020
Estimated Amortization Expense
For year ended 31.03.2026	$5,416
For year ended 31.03.2027	$5,038
For year ended 31.03.2028	$4,453
For year ended 31.03.2029	$3,843
For year ended 31.03.2030	$3,493
Amortization expense totaled $5,020, $7,797 and $1,054 for the years ended March 31, 2025, 2024 and 2023 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 11 - OTHER ASSETS, NET
As of March 31, 2025 and 2024, other assets, net of the Company included the following:

	March 31, 2025	March 31, 2024

Deferred acquisition costs	$39,030	$28,259
Prepaid expenses	37,047	8,317
Inventory	6,402	2,268
Prepayments on acquisition	22,407	26,614
Advances paid	19,550	20,934
Taxes other than income taxes	11,710	4,919
Deferred tax assets	17,446	3,222
Investments in joint ventures and associated companies	3,877	372
Current income tax asset	2,886	1,008
Other	8,189	6,501

Total other assets	168,544	102,414

Allowance for other assets	(3)	—

Other assets, net	$168,541	$102,414
As of March 31, 2025 and 2024, prepaid expenses amounted to $37,047 and $8,317, respectively. As of March 31, 2025, prepaid expenses primarily include prepayments related to construction and installation services, as well as purchases of equipment under contracts entered into by Freedom Telecom and its subsidiaries.

NOTE 12 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2025 and 2024, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	15.74%	$904,940	$2,364	$907,304
Corporate debt	15.95%	423,572	87,120	510,692
Corporate equity	3.25%	447	—	447
Total securities sold under repurchase agreements		$1,328,959	$89,484	$1,418,443

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2024
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	13.78%	$1,545,080	$259,948	$1,805,028
Corporate debt	13.84%	923,752	14,644	938,396
US sovereign debt	3.06%	13,172	—	13,172
Corporate equity	—%	—	—	—
Total securities sold under repurchase agreements		$2,482,004	$274,592	$2,756,596
The fair value of collateral pledged under repurchase agreements as of March 31, 2025 and 2024, was $1,436,271 and $2,753,601, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of March 31, 2025 and 2024, securities repurchase agreement obligations included accrued interest in the amount of $4,798 and $11,684, with a weighted average maturity of 10 days and 12 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 13 - CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of March 31, 2025, and March 31, 2024, customer liabilities consisted of:

	March 31, 2025		March 31, 2024

	Amount	Interest rate	Amount	Interest rate
Interest-bearing deposits:
Term deposits	$1,722,313	0.05% -18.3%	$1,221,072	0.04%-17.3%
Total Interest-bearing deposits	$1,722,313		$1,221,072

Non-interest-bearing accounts:
Brokerage customers	$2,167,111		$742,902
Customer accounts	415,575		309,856
Total non-interest-bearing accounts	$2,582,686		$1,052,758

Total customer liabilities	$4,304,999		$2,273,830

In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a recurring basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $40 for each customer. As at March 31, 2025 and March 31, 2024, respectively, the Group had total amounts in excess of insured bank time deposits of $669,753 and $600,972 for all customers.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 14 - MARGIN LENDING AND TRADE PAYABLES
As of March 31, 2025 and 2024, margin lending and trade payables of the Group were comprised of the following:

	March 31, 2025	March 31, 2024

Margin lending payable	$1,290,569	$839,454
Payables to suppliers of goods and services	20,096	10,525
Payables to merchants	5,982	13,475
Other	5,594	4,426
Total margin lending and trade payables	$1,322,241	$867,880
The fair value of collateral by the Group under margin loans as of March 31, 2025, and 2024 was $4,521,411 and $2,400,361, respectively.
NOTE 15 - DEBT SECURITIES ISSUED
As of March 31, 2025 and 2024, outstanding debt securities of the Company included the following:

	March 31, 2025	March 31, 2024	Interest rate	Issue date	Maturity date

Freedom SPC bonds due 2026	$201,311	$—	10.5%	September, 2024	September, 2026
Freedom SPC bonds due 2028	200,305	200,386	1-2 years: 12% 3-5years: EFFR + 6.5%	December, 2023	December, 2028
Freedom SPC bonds due 2026	64,801	64,546	5.5%	October, 2021	October, 2026
Accrued interest	3,134	2,319
Total debt securities issued	$469,551	$267,251
The Freedom SPC bonds are denominated in U.S. dollars and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Company is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and mature in October 2026. Interest payments are duly semi-annually in April and October.
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12%, and for subsequent years the interest rate will be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years, following the issue date, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
During fiscal 2025, the Company issued additional bonds with the aggregate principal amount of $200,000 with an annual interest rate of 10.5% and maturity date in September 2026. Interest is paid on a quarterly basis.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no financial covenants to comply with under the terms of its debt securities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES

As of March 31, 2025, and March 31, 2024, the Company recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities. Disclosures below are presented in accordance with the requirements of ASC 944-40-50-4A through 4I.

The disclosures below relate solely to the Company's insurance operations and not to its other operating segments (Banking, Brokerage, and Other).

Nature of Insurance Products

The Company offers the following insurance products:
- Long-Duration Contracts: Life insurance and annuity contracts
- Short-Duration Contracts: General insurance products, including property (including automobile), accident, casualty, and civil liability lines.
As of March 31, 2025, and March 31, 2024, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	March 31, 2025	March 31, 2024
Assets:

Amounts due from policyholders	$15,197	$10,260
Amounts due from reinsured	5,583	2,274
Advances paid for reinsurance	5,364	3,231
Claims receivable from reinsurance	3,023	1,400
Less provision for impairment losses	(2,432)	(1,045)
Insurance and reinsurance receivables:	26,735	16,120

Unearned premium reserve, reinsurers' share	7,028	4,770
Reserves for claims and claims' adjustment expenses, reinsurers' share	3,420	4,032

Total	$37,183	$24,922

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2025, and March 31, 2024, insurance and reinsurance payables of the Company was comprised of the following:

Insurance contract liabilities

	March 31, 2025	March 31, 2024
Liabilities:

Amounts payable to insured	$9,417	$2,771
Amounts payable to agents and brokers	6,287	6,334
Amounts payable to reinsurers	1,669	4,294
Insurance and reinsurance payables:	17,373	13,399

Unearned premium reserve	87,194	60,088
Reserves for claims and claims' adjustment expenses	376,972	223,693

Total	$481,539	$297,180
Reserve Rollforward Table

	March 31, 2025	March 31, 2024

Reserves for claims and claims' adjustment expenses, beginning of the year	$223,693	$133,147
Reinsurance share, beginning of the year	(4,032)	(1,390)
Reserves for claims and claims' adjustment expenses, net of reinsurance	219,661	131,757
Claims and claims' adjustment expenses incurred:
Current year	234,782	108,431
Prior years, excluding discount and amortization of deferred gain	(6,429)	(163)
Total claims and claims' adjustment expenses incurred	228,353	108,268
Claims and claims' adjustment expenses paid:
Current year	(27,551)	(13,464)
Prior years	(14,290)	(9,926)
Total claims and claims' adjustment expenses paid	(41,841)	(23,390)
Other changes:
Foreign exchange effect	(32,621)	3,026
Total other changes	(32,621)	3,026
Reserves for claims and claims' adjustment expenses, end of the year	376,972	223,693
Reinsurance share, end of the year	(3,420)	(4,032)
Total	$373,552	$219,661

The decrease in incurred claims and claim adjustment expenses attributable to prior fiscal years primarily reflects favorable development in the Insurance of Vehicle Owners and Compulsory Employer Liability Insurance lines. The development was driven by lower-than-expected claim frequency for those prior accident years. No material assumption changes or premium adjustments were recorded as a result.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Allocation by Contract Type

Reserves for claims and claims' adjustment expenses, net of reinsurance	Long-Duration	Short-Duration	Total

March 31, 2025	$289,275	$84,277	$373,552
March 31, 2024	$165,487	$54,174	$219,661
Allocation by Insurance Products

	As of March 31, 2025
	Reserves for claims and claims’ adjustment expenses	Reserves for claims and claims’ adjustment expenses, reinsurers’ share	Reserves for claims and claims’ adjustment expenses, net of reinsurance
Life Insurance	$31,136	$—	$31,136
Accident Insurance	12,336	—	12,336
Civil Liability	10,137	425	9,712
Vehicle Owners	7,457	—	7,457
Compulsory employer liability insurance	5,572	522	5,050
Property Damage	4,838	296	4,542
Motor Vehicle	3,700	44	3,656
Other			10,388
Total			$84,277

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Claims Development - Short-Duration Contracts
Life Insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	5	11	—	—	—	—	—	—
2019		116	36	—	—	—	—	—
2020			49	21	1	1	1	1
2021				7	2	—	—	—
2022					101	200	193	24
2023						524	3,352	1,061
2024							13,605	6,508
2025								23,696
Total								31,290

Cumulative paid losses and LAE, net of reinsurance
2018	—	—	—	—	—	—	—	—
2019		—	—	—	—	—	—	—
2020			1	1	1	1	1	1
2021				—	—	—	—	—
2022					—	—	—	—
2023						1	3	3
2024							69	93
2025								57
Total								154
Liabilities for loss and LAE, net of reinsurance								31,136

The following table shows the average annual percentage payout of incurred losses for the Life Insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	16.9%	8.5%	8.0%	66.6%	—%	—%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Accident Insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	2	4	—	—	—	—	—	—
2019		100	36	1	1	1	1	1
2020			81	90	1	1	1	1
2021				248	185	1	1	1
2022					405	231	4	4
2023						791	643	10
2024							2,016	3,427
2025								9,119
Total								12,563

Cumulative paid losses and LAE, net of reinsurance
2018	—	—	—	—	—	—	—	—
2019		—	1	1	1	1	1	1
2020			—	1	1	1	1	1
2021				1	1	1	1	1
2022					2	4	4	4
2023						5	10	10
2024							30	35
2025								175
Total								227
Liabilities for loss and LAE, net of reinsurance								12,336

The following table shows the average annual percentage payout of incurred losses for the Accident Insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	31.0%	52.5%	16.5%	—%	—%	—%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Civil Liability

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	1	1	1	1	1	1	1	1
2019		—	—	—	—	—	—	—
2020			—	—	—	—	—	—
2021				1	2	2	2	2
2022					642	642	642	727
2023						1	58	579
2024							25	2,949
2025								7,632
Total								11,890

Cumulative paid losses and LAE, net of reinsurance
2018	1	1	1	1	1	1	1	1
2019		—	—	—	—	—	—	—
2020			—	—	—	—	—	—
2021				1	2	2	2	2
2022					642	642	642	668
2023						—	58	76
2024							—	1,430
2025								1
Total								2,178
Liabilities for loss and LAE, net of reinsurance								9,712

The following table shows the average annual percentage payout of incurred losses for the Civil Liability line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	38.2%	29.6%	5.6%	21.3%	3.4%	1.9%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Vehicle Owners

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	794	1,140	1,153	1,159	1,162	1,162	1,162	1,208
2019		946	1,364	1,387	1,396	1,415	1,420	1,477
2020			1,454	2,276	2,368	2,441	2,441	2,570
2021				2,683	4,294	4,406	4,436	4,653
2022					5,478	8,224	8,375	8,873
2023						8,246	10,901	11,540
2024							4,264	6,236
2025								18,830
Total								55,387

Cumulative paid losses and LAE, net of reinsurance
2018	794	1,140	1,153	1,159	1,162	1,162	1,162	1,208
2019		946	1,364	1,387	1,396	1,415	1,420	1,477
2020			1,454	2,276	2,368	2,441	2,441	2,570
2021				2,679	4,289	4,400	4,431	4,629
2022					5,471	8,194	8,344	8,783
2023						7,912	10,475	11,057
2024							4,002	5,911
2025								12,295
Total								47,930
Liabilities for loss and LAE, net of reinsurance								7,457

The following table shows the average annual percentage payout of incurred losses for the Vehicle Owners line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	63.0%	29.2%	2.1%	1.6%	0.7%	0.8%	0.6%	1.9%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Compulsory employer liability insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	428	503	636	718	764	881	1,044	1,162
2019		533	453	428	415	512	555	555
2020			855	783	685	767	861	885
2021				1,038	1,068	1,399	1,079	897
2022					1,013	1,107	1,177	1,022
2023						1,356	1,270	1,261
2024							2,621	2,900
2025								7,694
Total								16,376

Cumulative paid losses and LAE, net of reinsurance
2018	189	358	546	635	673	723	888	1,105
2019		196	290	306	332	346	354	448
2020			196	380	450	493	551	600
2021				241	408	510	522	538
2022					411	596	633	665
2023						334	556	628
2024							1,063	1,725
2025								5,617
Total								11,326
Liabilities for loss and LAE, net of reinsurance								5,050

The following table shows the average annual percentage payout of incurred losses for the Compulsory employer liability insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	34.6%	13.0%	6.0%	5.1%	2.0%	3.9%	14.0%	16.6%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Property Damage

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	420	455	497	497	497	497	497	517
2019		—	—	—	9	9	9	10
2020			7	7	7	7	11	12
2021				2	7	107	107	111
2022					6	25	111	115
2023						64	86	113
2024							110	593
2025								3,934
Total								5,405

Cumulative paid losses and LAE, net of reinsurance
2018	420	455	497	497	497	497	497	517
2019		—	—	—	9	9	9	10
2020			7	7	7	7	11	12
2021				2	7	107	107	111
2022					6	25	111	115
2023						—	22	23
2024							38	42
2025								33
Total								863
Liabilities for loss and LAE, net of reinsurance								4,542

The following table shows the average annual percentage payout of incurred losses for the Property Damage line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	19.6%	9.7%	32.6%	28.3%	7.0%	0.3%	0.6%	1.9%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Motor Vehicle

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2024, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025
2018	133	153	156	156	156	156	156	163
2019		164	181	184	184	184	184	192
2020			169	233	233	234	234	243
2021				229	310	322	327	341
2022					230	386	386	411
2023						568	903	939
2024							2,270	3,824
2025								4,424
Total								10,537

Cumulative paid losses and LAE, net of reinsurance
2018	133	153	156	156	156	156	156	163
2019		164	181	184	184	184	184	192
2020			169	233	233	234	234	243
2021				229	310	322	327	341
2022					230	382	382	407
2023						397	715	743
2024							1,752	2,599
2025								2,193
Total								6,881
Liabilities for loss and LAE, net of reinsurance								3,656

The following table shows the average annual percentage payout of incurred losses for the Motor Vehicle line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8
Average annual percentage payout	62.2%	25.3%	5.0%	4.2%	0.4%	0.3%	0.6%	1.9%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 - OTHER LIABILITIES
As of March 31, 2025 and 2024, other liabilities of the Company included the following:

	March 31, 2025	March 31, 2024

Financial liability measured at fair value	$32,087	$3,143
Loans received	24,860	9,469
Salaries and other employee benefits	17,326	15,660
Vacation reserve	11,698	9,121
Payable to suppliers	9,815	9,391
Taxes payable other than income tax	6,338	3,852
Deferred income tax liabilities	62	66
Other advances received	3,683	3,867
Payable for acquisition	2,672	—
Deferred distribution payments	156	156
Outstanding settlements operations	—	3,455
Other	21,040	23,380
Total other liabilities	$129,737	$81,560

As of March 31, 2025, the Company had over-the-counter financial liabilities which included the structured derivative contracts in the amount of $32 million entered into by our wholly-owned subsidiary FSP. Structured products are compound financial instruments that combine a base instrument such as a bond, index, deposit, equity and an embedded derivative that provides economic exposure to the relevant assets. The Company classifies these balances as Level 2 of fair-value hierarchy, where fair value is determined with an option-pricing model that uses observable equity volatility and forward curves.
As of March 31, 2025, the Company had loans received, including a loan from JSC "Development Bank of Kazakhstan" for the total amount of $13,815 denominated in KZT, bearing a fixed annual interest rate of 10.0% for the term until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. The purpose of this loan is to finance the development of the Company's telecommunications business, specifically, the expansion of a broadband internet access in rural areas. As of the reporting date, the Company was in compliance with all financial covenants provided for under this loan. The Company also had a loan from JSC "Agrarian Credit Corporation" for the total amount of $10,903 denominated in KZT, with an annual interest rate of 1.50% and a maturity date of March 1, 2026. The purpose of this loan is its further lending by Freedom Bank KZ to entities operating in the Kazakhstan agro-industrial sector and agricultural production cooperatives. The loan does not impose on us any financial covenants.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 - FEE AND COMMISSION INCOME AND EXPENSE
Fee and commission income is recognized when, or as, the Group satisfies its performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied at a point in time or over time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Group determines the customer obtains control over the promised service. Revenue from a performance obligation satisfied over time is recognized by measuring the Group's progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. The amount of revenue recognized reflects the consideration the Group expects to receive in exchange for those promised services (i.e., the "transaction price"). In determining the transaction price, the Group considers multiple factors, including the effects of variable consideration, if any.

The Group's revenues from contracts with customers are recognized when the Group's performance obligations are satisfied at an amount that reflects the consideration expected to be received in exchange for such services. The majority of the Group's performance obligations are satisfied at a point in time and are typically collected from customers by debiting their brokerage account with the Group.
Brokerage Services
The Group earns commission revenue by executing, settling and clearing transactions with customers primarily in exchange-traded and over-the-counter financial instruments related to corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.
Banking Services
The Group earns revenue from two primary streams related to commissions from bank services:

•The Group earns banking commissions by executing customer orders for money transfer, purchase and sale of foreign currency, and other banking services. A substantial portion of the Group's revenue is derived from commissions from private customers through accounts with transaction-based pricing. Commission revenue is collected and recognized by the Company at a point in time at the execution of the order.
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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the year ended March 31, 2025, the Group netted its cashback incentives with bank services fee in the amount of $24.2 million.

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

Underwriting and market-making services

The Group earns underwriting revenues by providing capital raising solutions for corporate customers through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on the relevant placement date, as the customer obtains the control and benefit of the capital markets offering at that point. These revenues are generally received within 90 days after the placement date. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are included in underwriting revenues. These costs are deferred and recognized in the same period as the related investment banking transaction revenue. However, if the transaction is abandoned and does not close, the accounting treatment for the transaction-related costs may differ. In such cases, the accounting principles typically require the immediate recognition of the transaction-related expenses as an expense in the period in which the decision to abandon the transaction is made. This ensures that the costs associated with the abandoned transaction are recognized and reflected accurately in the financial statements of the entity.
Receivables and Contract Balances
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 6 "Margin Lending, Brokerage and Other Receivables, Net" in the notes to consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group's unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of March 31, 2025, March 31, 2024 and March 31, 2023 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of March 31, 2025, March 31, 2024 and March 31, 2023 contract liability balances were not material.

During the year ended March 31, 2025, March 31, 2024 and March 31, 2023 fee and commission income was comprised of:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$430,136	$—	$—	$—	$430,136
Commission income from payment processing	—	—	—	28,711	28,711
Agency fee income	—	—	—	15,616	15,616
Bank services	—	13,336	—	—	13,336
Underwriting and market-making services	11,210	—	—	—	11,210
Other fee and commission income	493	1,353	—	4,171	6,017
Total fee and commission income	$441,839	$14,689	$—	$48,498	$505,026

Agency fee expense	—	36	284,019	—	284,055
Brokerage services	19,846	—	—	—	19,846
Bank services	4,806	14,419	538	301	20,064
Exchange services	1,546	—	—	230	1,776
Central Depository services	706	—	1	—	707
Other commission expenses	2,376	107	22	17,121	19,626
Total fee and commission expense	29,280	14,562	284,580	17,652	346,074

	Year ended March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$333,383	$—	$—	$—	$333,383
Commission income from payment processing	—	—	—	41,659	41,659
Bank services	—	25,180	—	—	25,180
Underwriting and market-making services	18,801	—	—	—	18,801
Agency fee income	—	108	296	15,468	15,872
Other fee and commission income	297	948	—	4,193	5,438
Total fee and commission income	$352,481	$26,236	$296	$61,320	$440,333

Agency fee expense	—	—	103,020	—	103,020
Bank services	2,538	13,217	208	2,158	18,121
Brokerage services	16,506	2	3	76	16,587
Exchange services	3,133	—	—	169	3,302
Central Depository services	446	—	—	—	446
Other commission expenses	2,117	—	115	10,643	12,875
Total fee and commission expense	24,740	13,219	103,346	13,046	154,351

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2023
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$286,732	$—	$—	$—	$286,732
Bank services	—	17,964	—	—	17,964
Underwriting and market-making services	11,948	—	—	—	11,948
Commission income from payment processing	—	—	—	6,385	6,385
Agency fee income	—	—	87	—	87
Other fee and commission income	390	244	41	3,424	4,099
Total fee and commission income	$299,070	$18,208	$128	$9,809	$327,215

Brokerage services	25,551	—	17	14	25,582
Agency fee expense	—	—	22,807	—	22,807
Bank services	3,175	9,097	—	—	12,272
Exchange services	2,413	—	—	218	2,631
Central Depository services	364	—	—	—	364
Other commission expenses	1,623	—	—	381	2,004
Total fee and commission expense	33,126	9,097	22,824	613	65,660

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 19 - NET (LOSS)/GAIN ON TRADING SECURITIES
For years ended March 31, 2025, 2024 and 2023 net (loss)/gain on trading securities included the following:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

Net gain/(loss) recognized during the period on trading securities sold during the period	$65,855	$38,125	$(36,226)
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(123,665)	95,729	107,310
Net (loss)/gain recognized during the period on trading securities	$(57,810)	$133,854	$71,084
During the year ended March 31, 2025, the Group sold securities for a gain of $65,855 and recognized unrealized loss in the amount of $123,665. The principal factor contributing to the unrealized net loss is the decrease in prices of debt securities with the Ministry of Finance of the Republic of Kazakhstan. During the year ended March 31, 2024 the Group sold securities for a gain of $38,125 and recognized unrealized gain in the amount of $95,729.
NOTE 20 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023
Interest income:
Interest income on trading securities	$378,350	$426,428	$178,288
Interest income on margin loans to customers	212,360	175,571	34,558
Interest income on loans to customers	207,802	176,539	43,486
Interest income on available-for-sale securities	40,297	32,821	27,003
Interest income on reverse repurchase agreements and amounts due from banks	24,644	16,865	9,836
Interest income on held-to-maturity securities	1,000	—	—
Other interest income	—	—	1,524
Total interest income	$864,453	$828,224	$294,695

Interest expense:
Interest expense on securities repurchase agreement obligations	$340,863	$402,665	$158,595
Interest expense on customer accounts and deposits	111,541	70,778	40,335
Interest expense on margin lending payable	45,748	16,990	6,635
Interest expense on debt securities issued	36,130	10,356	3,085
Interest expense on loans received	1,568	124	290
Other interest expense	45	198	7
Total interest expense	$535,895	$501,111	$208,947

Net interest income	$328,558	$327,113	$85,748

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 21 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

Sales and purchases of foreign currency, dealing	$75,095	$67,490	$45,963
Translation of financial assets and financial liabilities	(23,411)	4,755	6,191
Total net gain on foreign exchange operations	$51,684	$72,245	$52,154
NOTE 22 - NET GAIN/(LOSS) ON DERIVATIVES
For years ended March 31, 2025, 2024 and 2023 net gain/(loss) on derivatives included the following:

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023

Net realized gain/(loss) on derivatives	$4,989	$(100,785)	$(64,838)
Net unrealized gain/(loss) on derivatives	7,415	(3,009)	12
Total net gain/(loss) on derivatives	$12,404	$(103,794)	$(64,826)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 23 - RELATED PARTY TRANSACTIONS

	Year ended March 31, 2025		Year ended March 31, 2024
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$2,233	$837,302	$203	$545,084
Companies controlled by management	2,233		203
Restricted cash	$30	$807,468	$—	$462,637
Companies controlled by management	30		—
Investment securities	$1,174	$2,814,733	$1,326	$3,905,241
Companies controlled by management	1,174		1,326
Margin lending, brokerage and other receivables, net	$41,308	$3,319,145	$22,039	$1,660,275
Management	10,080		8,849
Companies controlled by management	31,228		13,190
Loans issued	$188,445	$1,595,435	$147,440	$1,381,715
Management	291		117
Companies controlled by management	188,154		147,323
Other assets, net	$18,080	$168,541	$5,257	$102,414
Management	486		—
Companies controlled by management	17,594		5,257

LIABILITIES
Customer liabilities	$48,161	$4,304,999	$44,127	$2,273,830
Management	13,827		12,604
Companies controlled by management	32,607		31,253
Other	1,727		270
Margin lending and trade payables	$1,307	$1,322,241	$507	$867,880
Management	201		226
Companies controlled by management	1,106		281
Liabilities from insurance activity	$5,960	$481,539	$470	$297,180
Companies controlled by management	5,960		470
Other liabilities	$1,407	$129,737	$9,854	$81,560
Management	1,281		7,947
Companies controlled by management	125		1,907
Other	1		—

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2025		Year ended March 31, 2024		Year ended March 31, 2023
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$4,725	$505,026	$65,972	$440,333	$199,235	$327,215
Management	1,062		935		806
Companies controlled by management	3,655		65,035		198,428
Other	8		2		1
Interest income	$1,731	$864,453	$24,941	$828,224	$23,191	$294,695
Management	924		665		18
Companies controlled by management	807		24,276		23,173
Insurance underwriting income	$7,550	$617,596	$776	$264,218	$32	$115,371
Management	23		1		—
Companies controlled by management	7,524		775		32
Other	3		—		—
Expense:
Fee and commission expense	$2,269	$346,074	$127	$154,351	$2,988	$65,660
Management	1		—		—
Companies controlled by management	2,268		127		2,988
Interest expense	$1,359	$535,895	$955	$501,111	$1,578	$208,947
Management	495		307		431
Companies controlled by management	825		642		1,146
Other	39		6		1
Advertising and sponsorship expense	$18,497	$124,627	$—	$38,327	$—	$14,059
Companies controlled by management	18,497		—		—
As of March 31, 2025, the Group's brokerage and other receivables from PC ITS Central Securities Depository Limited, amounted to $29,693. PC ITS Central Securities Depository Limited is a private Kazakhstan-based company. It is a subsidiary of International Trading System Limited, a company controlled by Mr. Timur Turlov. The Company provides brokerage services to PC ITS Central Securities Depository Limited, including shares and bonds trading. As of March 31, 2025, the balance of brokerage and other receivables primarily relates to outstanding settlement amounts from these services.
As of March 31, 2024 , the Group's margin lending receivables from Fresh Start Trading Ltd, amounted to $12,890. Fresh Start Trading Ltd is a Cyprus-based company that was controlled by an individual who served on Freedom EU's management until November 5, 2024. From November 5, 2024, Fresh Start Trading Ltd. is no longer controlled by a related party. The Group's transactions with Fresh Start Trading Ltd mainly involved foreign currency trading activity. Margin lending receivables from Fresh Start Trading Ltd were mainly denominated in Euros, and were fully collateralized by cash denominated in U.S. dollars.
As of March 31, 2025 and March 31, 2024 the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2025 and March 31, 2024, 55% and 87% of the Group's total related party other assets were prepayment on the potential acquisition of A-Telecom to Freedom Data Centers LLP (formerly Freedom Telecom LLP) as part of our expansion in the telecommunications market in Kazakhstan and building a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of economic transactions with the Group.
As of March 31, 2025 and March 31, 2024, 13% and 7%, respectively, of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities LTD held by Freedom Bank KZ. Turlov Family Office Securities LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. As of March 31, 2025 and March 31, 2024, zero and 24%, respectively, of the Group's total related party customer liabilities were deposits of Fresh Start Trading Ltd held by Freedom EU related to brokerage services provided by our subsidiary Freedom EU to Fresh Start Trading Ltd.
During the year ended March 31, 2025 the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $11,222. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. The Group continues to support the development of chess as a sport in Kazakhstan. During the year ended March 31, 2025, the Group has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events.
NOTE 24 - STOCKHOLDERS' EQUITY
During the fiscal year ended March 31, 2025, the Company awarded stock grants totaling 766,958 shares, 162,779 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
April 1, 2024 immediate stock grants	10,360
April 1, 2024	38,250
April 23, 2024 immediate stock awards	3,924
April 23, 2024	36,120
June 7, 2024 immediate stock awards	18,313
June 24, 2024 immediate stock awards	10,000
June 24, 2024	70,000
July 1, 2024	34,250
July 1, 2024 immediate stock awards	4,300
July 12, 2024	12,816
August 5, 2024	10,000
August 5, 2024 immediate stock awards	5,000
August 13, 2024	76,795
August 13, 2024 immediate stock awards	13,498
October 1, 2024	47,850
October 10, 2024 immediate stock awards	750
January 23, 2025 immediate stock awards	1,000
February 13, 2025	84,492
February 13, 2025 immediate grants	21,123
February 28, 2025	193,606
February 28, 2025 immediate grants	74,511
NOTE 25 - STOCK BASED COMPENSATION

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The compensation expense related to restricted stock awards was $59,592 during the year ended March 31, 2025, and $22,719 during the year ended March 31, 2024. As of March 31, 2025, there was $69,303 of total unrecognized compensation cost related to non-vested shares of stock awarded. The cost is expected to be recognized over a weighted average period of 4.30 years. The compensation expense related to stock awards, which vested on the date of the award was $19,548 during the year ended March 31, 2025, and $16,488 during the year ended March 31, 2024.
The Company has determined the fair value of shares awarded during the years ended March 31, 2025, March 31, 2024 and March 31, 2023 using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
October 6, 2022	3.62	47.90%	3.24%
March 1, 2024	4.91	36.60%	4.18%
April 1, 2024	4.82	36.62%	4.36%
April 23, 2024	4.76	36.68%	4.65%
June 24, 2024	4.59	36.89%	4.31%
July 1, 2024	4.57	36.98%	4.47%
July 12, 2024	1.54	37.30%	4.64%
August 5, 2024	4.48	37.51%	3.64%
August 13, 2024	4.45	37.69%	3.70%
October 1, 2024	4.32	37.03%	3.51%
February 13, 2025	3.95	35.41%	4.35%
February 25, 2025	4.91	36.42%	4.03%
The table below summarizes the activity for the Company's stock awards outstanding during the year ended March 31, 2025:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2024	983,205	57,598
Granted	766,958	82,520
Vested	(526,611)	(41,576)
Forfeited/cancelled/expired	(16,245)	(794)
Outstanding, March 31, 2025	1,207,307	97,748
NOTE 26 - LEASES
At March 31, 2025, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2033. The Group's primary involvement with leases is in the capacity as a lessee where a Group lease premises to support its business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and right-of-use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company's collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Certain of these leases also have extension or termination options,

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and the Company assess the likelihood of exercising such options. If it is reasonably certain that the Group will exercise the options to extend, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2025 and March 31, 2024:

	Classification on Balance Sheet	March 31, 2025	March 31, 2024
Assets
Operating lease assets	Right-of-use assets	$39,828	$36,324
Total lease assets		$39,828	$36,324

Liabilities
Operating lease liability	Lease liability	$40,525	$35,794
Total lease liability		$40,525	$35,794
The following table presents as of March 31, 2025, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2026	$16,028
2027	14,796
2028	10,504
2029	4,405
2030	2,530
Thereafter	2,000
Total payments	50,263
Less: amounts representing interest	(9,738)
Lease liability, net	$40,525
Weighted average remaining lease term (in months)	31
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of March 31, 2025 and March 31, 2024 was approximately $2,299 and $2,014, respectively. The Group's rent expense for office space was $7,764 for the year ended March 31, 2025 and $3,197 for the year ended March 31, 2024.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.
NOTE 27 - ACQUISITIONS OF SUBSIDIARIES
Acquisition of SilkNetCom
On September 17, 2024, the Company acquired 100% interest in SilkNetCom for $23,880. SilkNetCom specializes in the field of provider services, IT and construction of telecommunications networks in private and public sectors.
The purpose of the acquisition of SilkNetCom was to use the acquired assets and licenses to develop our telecommunications business.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 17, 2024, the date of the acquisition of SilkNetCom, the fair value of the net assets of SilkNetCom was $23,672. The total purchase price was allocated as follows:

As of September 17, 2024

ASSETS
Cash and cash equivalents	54
Margin lending, brokerage and other receivables, net	7,417
Fixed assets, net	41,770
Other assets, net	270
TOTAL ASSETS	49,511

LIABILITIES
Margin lending and trade payables	3,519
Current income tax liability	5
Other liabilities	22,315
TOTAL LIABILITIES	25,839

Net assets acquired	23,672

Goodwill	208

Total purchase price	23,880
Acquisition of Eliteсom
On October 17, 2024, the Company acquired 100% interest in Eliteсom. Eliteсom provides telecommunications services, including internet access, telephone services and cable television for individuals (B2C), provision of internet access services for legal entities (B2B).
The purpose of the acquisition of Eliteсom was to use the acquired assets and licenses to develop our telecommunications business.
As of October 17, 2024, the date of the acquisition of Eliteсom, the fair value of the net assets of Eliteсom was $2,084. The total purchase price was allocated as follows:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of October 17, 2024

ASSETS
Cash and cash equivalents	38
Margin lending, brokerage and other receivables, net	84
Fixed assets, net	1,890
Intangible assets	1,128
Other assets, net	83
TOTAL ASSETS	3,223

LIABILITIES
Margin lending and trade payables	24
Current income tax liability	30
Other liabilities	1,085
TOTAL LIABILITIES	1,139

Net assets acquired	2,084

Goodwill	727

Total purchase price	2,811
NOTE 28 - COMMITMENTS AND CONTINGENCIES
Legal, regulatory and governmental matters
The Group is involved in various claims and legal proceedings that arise in the normal course of business. The Company recognizes a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, the Company does not record a liability but discloses the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. Legal fees are recorded as expenses when incurred. While the Company does not anticipate that the resolution of any current claims or proceedings will significantly impact its financial position, an adverse outcome in some or all of these cases could materially affect the Company's results of operations or cash flows for specific periods. For many of the matters involving the Company, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. This assessment is based on the Company's current understanding of relevant facts and circumstances, and the Company's perspective on these matters may evolve with future developments.
The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies" As of March 31, 2025 and 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
Einride arbitration case

In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim with the SCC Arbitration Institute against the Company (the "Claim"). The Claim is related to the Einride’s raising of a convertible loan through subscription to its convertible debentures. The SCC Arbitration Institute confirmed receipt of the Claim on January 28, 2025. The Claim alleges that the Company failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and the Company in 2024. Einride seeks monetary damages in the amount of $10,000, together with applicable interest and legal costs. The Company contests the Claim and the relief sought by Einride. The arbitration is being administered under the SCC Arbitration Rules and has not yet proceeded to the merits.

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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of March 31, 2025 and 2024, were as follows:

	As of March 31, 2025	As of March 31, 2024

Unused commitments under lines of credits and guarantees	$44,239	$207,519
Bank guarantees	15,039	9,012
Total	$59,278	$216,531
As of March 31, 2025, loans secured by cash constituted 68% of the unused commitments under lines of credit and guarantees.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 29 - SEGMENT REPORTING
The following tables summarize the Group's Statement of Operations by its reportable segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Year ended March 31, 2025
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$441,839	$14,689	$—	$48,498	$505,026
Net gain/(loss) on trading securities	10,487	(66,426)	1,843	(3,714)	(57,810)
Interest income	254,340	544,221	60,550	5,342	864,453
Insurance underwriting income	—	—	617,596	—	617,596
Net gain on foreign exchange operations	7,021	8,750	2,621	33,292	51,684
Net gain on derivative	734	5,284	—	6,386	12,404
Sales of goods and services	—	—	—	40,102	40,102
Other income/(expense)	2,928	(370)	416	14,098	17,072
TOTAL REVENUE, NET	717,349	506,148	683,026	144,004	2,050,527

Fee and commission expense	29,280	14,562	284,580	17,652	346,074
Interest expense	84,543	400,905	12,331	38,116	535,895
Insurance claims incurred, net of reinsurance	—	—	298,109	—	298,109
Payroll and bonuses	98,352	62,876	32,381	94,554	288,163
Professional services	6,213	837	1,602	20,272	28,924
Stock compensation expense	27,584	12,617	10,792	8,599	59,592
Advertising and sponsorship expense	50,933	6,747	1,403	65,544	124,627
General and administrative expense	37,592	47,589	17,685	59,608	162,474
Allowance for expected credit losses	6,224	54,759	2,031	(569)	62,445
Cost of sales	—	—	—	31,278	31,278
TOTAL EXPENSE	340,721	600,892	660,914	335,054	1,937,581

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$376,628	$(94,744)	$22,112	$(191,050)	$112,946

Income tax (expense)/benefit	(61,122)	8,252	(3,427)	27,872	(28,425)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$315,506	$(86,492)	$18,685	$(163,178)	$84,521

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$352,481	$26,236	$296	$61,320	$440,333
Net gain/(loss) on trading securities	33,483	87,459	14,114	(1,202)	133,854
Interest income	233,858	524,596	63,676	6,094	828,224
Insurance underwriting income	—	—	264,218	—	264,218
Net (loss)/gain on foreign exchange operations	(852)	78,174	(1,306)	(3,771)	72,245
Net (loss)/gain on derivative	(2,019)	(101,805)	—	30	(103,794)
Sales of goods and services	—	—	—	21,576	21,576
Other income/(expense)	5,003	1,210	3,603	(120)	9,696
TOTAL REVENUE, NET	621,954	615,870	344,601	83,927	1,666,352

Fee and commission expense	24,740	13,219	103,346	13,046	154,351
Interest expense	89,732	368,286	29,965	13,128	501,111
Insurance claims incurred, net of reinsurance	—	—	139,561	—	139,561
Payroll and bonuses	71,077	48,953	18,796	42,197	181,023
Professional services	6,977	527	561	26,173	34,238
Stock compensation expense	11,352	6,124	2,755	2,488	22,719
Advertising and sponsorship expense	25,353	4,828	789	7,357	38,327
General and administrative expense	40,847	30,804	5,413	43,824	120,888
Allowance for expected credit losses	2,962	16,399	942	922	21,225
Cost of sales	—	—	—	17,538	17,538
TOTAL EXPENSE	273,040	489,140	302,128	166,673	1,230,981

INCOME/(LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$348,914	$126,730	$42,473	$(82,746)	$435,371

Income tax (expense)/benefit	(51,158)	(15,857)	(8,662)	15,258	(60,419)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$297,756	$110,873	$33,811	$(67,488)	$374,952

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2023
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$299,070	$18,208	$128	$9,809	$327,215
Net gain/(loss) on trading securities	20,736	55,437	16,063	(21,152)	71,084
Interest income	64,654	177,561	41,007	11,473	294,695
Insurance underwriting income	—	—	115,371	—	115,371
Net (loss)/gain on foreign exchange operations	(347)	59,190	(1,846)	(4,843)	52,154
Net gain/(loss) on derivative	463	(65,291)	—	2	(64,826)
Other income/(expense)	904	230	2,346	(32)	3,448
TOTAL REVENUE, NET	385,480	245,335	173,069	(4,743)	799,141

Fee and commission expense	33,126	9,097	22,824	613	65,660
Interest expense	43,089	130,693	18,492	16,673	208,947
Insurance claims incurred, net of reinsurance	1	—	77,328	—	77,329
Payroll and bonuses	37,583	21,749	11,733	10,754	81,819
Professional services	4,978	466	580	10,982	17,006
Stock compensation expense	5,648	372	279	2,994	9,293
Advertising and sponsorship expense	9,063	3,251	1,191	554	14,059
General and administrative expense	32,906	13,671	5,024	8,370	59,971
Allowance for expected credit losses	16,911	8,773	1,071	2,364	29,119
TOTAL EXPENSE	183,305	188,072	138,522	53,304	563,203

INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	$202,175	$57,263	$34,547	$(58,047)	$235,938

Income tax (expense)/benefit	(32,632)	(7,832)	(5,106)	2,794	(42,776)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$169,543	$49,431	$29,441	$(55,253)	$193,162

The following tables summarize the Company's total assets and total liabilities by its business segments. Intercompany balances have been eliminated for separate disclosure:

	March 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Total assets	$4,344,555	$4,441,315	$712,352	$415,795	$9,914,017
Total liabilities	3,588,781	3,936,900	571,335	602,643	8,699,659

Net assets	$755,774	$504,415	$141,017	$(186,848)	$1,214,358

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

The following table presents revenues for the years ended March 31, 2025, 2024, and 2023 and long-lived assets as of March 31, 2025 and March 31, 2024, classified by the major geographic areas based on subsidiaries' location.

	Year ended March 31, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$466,168	$506,075	$683,026	$94,822	$1,750,091
Armenia	181,698	—	—	—	181,698
Cyprus	63,179	—	—	6,311	69,490
US	3,431	—	—	40,520	43,951
Other	2,873	73	—	2,351	5,297
TOTAL REVENUE, NET	$717,349	$506,148	$683,026	$144,004	$2,050,527

	Year ended March 31, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$450,058	$615,870	$344,601	$79,814	$1,490,343
Cyprus	115,878	—	—	2,454	118,332
Armenia	43,132	—	—	—	43,132
US	11,372	—	—	1,470	12,842
Other	1,514	—	—	189	1,703
TOTAL REVENUE, NET	$621,954	$615,870	$344,601	$83,927	$1,666,352

	Year ended March 31, 2023
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$141,186	$245,335	$173,069	$8,696	$568,286
Cyprus	237,112	—	—	(21,866)	215,246
US	4,854	—	—	8,243	13,097
Armenia	79	—	—	—	79
Other	2,249	—	—	184	2,433
TOTAL REVENUE, NET	$385,480	$245,335	$173,069	$(4,743)	$799,141

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,713	$53,716	$2,461	$114,213	$191,103
Right-of-use assets	21,101	7,684	2,532	8,511	39,828
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

Kazakhstan	15,241	60,863	4,993	97,608	178,705
Cyprus	15,178	—	—	21,791	36,969
USA	4,220	—	—	2,389	6,609
Armenia	6,082	—	—	—	6,082
Other	1,093	537	—	936	2,566
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

	March 31, 2024
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$35,281	$31,444	$2,122	$14,155	$83,002
Right-of-use assets	20,809	6,296	3,269	5,950	36,324
TOTAL LONG-LIVED ASSETS	$56,090	$37,740	$5,391	$20,105	$119,326

Kazakhstan	17,933	37,740	5,391	18,503	79,567
Cyprus	32,845	—	—	178	33,023
USA	4,681	—	—	1	4,682
Armenia	350	—	—	—	350
Other	281	—	—	1,423	1,704
TOTAL LONG-LIVED ASSETS	$56,090	$37,740	$5,391	$20,105	$119,326
Brokerage
Companies in the Brokerage segment offer securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, underwriting and market-making services to a global customer base of corporations, investors, financial institutions, merchants, government and municipal entities. Companies in the Brokerage segment also conduct proprietary securities trading.
The Group's services in this segment include providing customers with access to the world's largest stock exchanges and a gateway to global investment opportunities. Additionally, the Group's offerings in this segment include professional securities analytics, empowering customers with valuable insights and market intelligence to make informed investment decisions. To ensure a seamless experience, the Group provides user-friendly trading applications that offer convenience and flexibility.
Banking
Companies in the Banking segment generate banking service fee and interest income by providing services that include lending, deposit services, payment card services, money transfers, correspondent accounts, supporting both individual and corporate customers with innovative digital financial solutions. To ensure a seamless experience, the Banking segment it

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
provides user-friendly trading applications that offer convenience and flexibility. Companies in the Banking segment also conduct proprietary securities trading activities.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 30 - STATUTORY CAPITAL REQUIREMENTS

The Company has two insurance subsidiaries operating in Kazakhstan: Freedom Life (a regulated life insurer) and Freedom Insurance (a regulated property and casualty insurance entity). The Law of the Republic of Kazakhstan No. 126-II "On Insurance Activities" (the "Insurance Law") is the main law regulating the insurance sector in Kazakhstan. It establishes a framework for insurance activities, registration and licensing of insurance companies and regulation of insurance activities by the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market ("ARDFM").

Freedom Life and Freedom Insurance is required to notify and receive verbal approval from the ARDFM of any proposals to declare or pay a dividend on its share capital. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of March 31, 2025 and March 31, 2024, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of March 31, 2025 and March 31, 2024, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); (d) payment service provider in Kazakhstan is specially registered in such capacity with National Bank of the Republic of Kazakhstan, payment services providers in Uzbekistan and Kyrgyzstan hold licenses from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively; and (e) a banking license in Tajikistan issued by the National Bank of Tajikistan. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the Securities and Exchange Commission (SEC) and Financial Industry Regulatory Authority (FINRA), with respect to its brokerage and investment advisory activities in the U.S.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2025 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings
(amounts in thousands)
Freedom Holding Corp.	Non-regulated holding company	$526,906	$200,000	$326,906	$(256,096)
Freedom EU	Brokerage	450,903	19,320	431,584	607,659
Freedom Bank KZ	Bank	382,259	175,396	206,862	159,119
Freedom KZ	Brokerage	43,568	390	43,178	100,440
Freedom Global	Brokerage	66,217	21,564	44,653	56,941
Freedom Life	Life Insurance	58,246	11,692	46,554	70,574
Freedom Armenia ("Freedom AR")	Brokerage	47,994	773	47,221	48,067
Freedom Insurance	Property and Casual Insurance	33,646	11,692	21,954	29,150
Other regulated operating subsidiaries	Other	14,130	267	13,863	(28,622)
		$1,623,869	$441,094	$1,182,775	$787,232
According to the requirements of National Bank of Republic of Kazakhstan, the regulator of Freedom KZ and Freedom Life, capital is adjusted through subtraction of non-liquid assets. Consequently, net capital for regulatory purposes may be lower than retained earnings balances. For the purposes of capital requirements applicable to Freedom EU, which is regulated by The Cyprus Securities and Exchange Commission and Freedom Global regulated by Astana Financial Services Authority, current year profit is not included within net capital for regulatory purposes, as profits can only be included in net capital after a statutory audit is completed.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2024 for each of our subsidiaries that are regulated entities that is material for our consolidated financial statements.

	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings
(amounts in thousands)
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 31 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the date of issuance of these financial statements. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.
On April 30, 2025, the Company completed the acquisition of 100% of a new subsidiary Astel Group Ltd. by Freedom Telecom from a third party for $22.6 million as part of our expansion into the telecommunications market in Kazakhstan and building a digital fintech ecosystem. Astel Group Ltd. is the largest independent fixed-line operator providing modern telecommunications services, operating in the B2G and B2B segments.
Starting from May 27, 2025 until June 12, 2025, Freedom SPC has placed approximately $189,000 in bonds maturing on May 26, 2027. These bonds has been placed in three tranches, and denominated in United States dollar, Euro and Chinese Yuan with an annual interest rate of 10%, 8% and 9%, respectively, and quarterly interest payments.
On May 29, 2025, the Company announced its forthcoming inclusion in the Russell 3000® Index effective June 27, 2025. This event did not require adjustment of the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS and PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025 our disclosure controls and procedures were effective.

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

The Company acquired SilkNetCom LLP (the “Acquired Company”) on September 17, 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, the internal controls of the Acquired Company, which represent total assets of $50,505 (or 1% of total consolidated assets) and total revenues of $10,256 (or 1% of total consolidated revenues) included in the consolidated financial statements of the Company as of and for the year ended March 31, 2025, respectively.

Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of our internal control over financial reporting as of March 31, 2025, has been audited by Deloitte LLP, an independent registered public accounting firm based in Kazakhstan, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting during the fiscal year ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the period covered by this report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
ITEM 9С. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC (the "2025 Proxy Statement") within 120 days of the end of our 2025 fiscal year.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about security ownership of certain beneficial owners and management will be contained in the 2025 Proxy Statement and such information is incorporated herein by reference.
Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale, or any other disposition of the Company's securities and material non-public information that are designed to promote compliance with insider trading laws, rules, regulations, and applicable Nasdaq standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. A copy of our insider trading policies and procedures is filed with this annual report on Form 10-K by way of incorporation by reference as Exhibit 19.01.
ITEM 11. EXECUTIVE COMPENSATION
The information about security ownership of certain beneficial owners and management will be contained in the 2025 Proxy Statement and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about security ownership of certain beneficial owners and management will be contained in the 2025 Proxy Statement and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2025 Proxy Statement and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in the 2025 Proxy Statement and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(2)
4.02	Guarantee Agreement dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bond Program of Freedom Finance SPC Ltd.(6)%
4.03	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026 issued by Freedom Finance SPC Ltd.(7)
4.04	Freedom Finance SPC Ltd. US$1,000,000,000 Bond Program Prospectus(10)%
4.05	Offer Terms of the US$200,000,000 Bonds (1st tranche) Due December 19, 2028 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(10)
4.06	Guarantee Agreement dated December 15, 2023, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (1st tranche) of Freedom Finance SPC Ltd.(10)%
4.07	Offer Terms of the US$200,000,000 Bonds (2nd tranche) Due September 16, 2026 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(10)
4.08	Guarantee Agreement dated September 12, 2024, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (2nd tranche) of Freedom Finance SPC Ltd.(10)%
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(3)+
10.02	Employment Agreement No. 21-38/1 dated February 1, 2021 between Freedom Finance Global PLC and Timur Turlov(8)+%#
10.03	Supplementary Agreement dated May 2, 2024 to an Employment Agreement No. 21-38/1 dated February 01, 2021 between Freedom Finance Global PLC and Timur Turlov(8)+%#
10.04
Minutes No. 1/2018 of extraordinary general meeting of shareholders of Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) dated March 19, 2018(9)+%#

10.05	Actions of the Board of Directors of Freedom Holding Corp. dated April 1, 2025*+
10.06	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Askar Tashtitov(8)+%#
10.07	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Askar Tashtitov*+%
10.08	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(8)+%#
10.09	Supplementary Agreement dated January 3, 2019 to an Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.10	Supplementary Agreement dated October 2, 2023 to an Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(8)+%#
10.11	Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Evgeniy Ler(8)+%#
10.12	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Evgeniy Ler*+%
10.13	Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(8)+%#

10.14	Supplementary Agreement dated January 25, 2016 to an Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.15	Supplementary Agreement dated December 30, 2019 to an Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.16	Supplementary Agreement dated October 2, 2023 to an Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(8)+%#
10.17	Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov(8)+%#
10.18	Supplementary Agreement dated October 2, 2023 to an Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov(8)+%#
10.19	Employment Agreement dated September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov(8)+%#
10.20	Supplementary Agreement dated September 1, 2023 to an Employment Agreement No. 20-362 dated 14 September 2020 between Freedom Global PLC and Renat Tukanov(8)+%#
10.21	Employment Agreement dated September 1, 2020 between Freedom Finance Global PLC and Sergey Lukyanov(8)+%#
10.22	Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov(8)+%#
10.23	Supplementary Agreement dated April 3, 2023 to an Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov(8)+%#
10.24	Supplementary Agreement dated November 18, 2024 to an Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov(11)+%#
10.25	Minutes No. 05/14 of meeting of the board of directors of Freedom Finance Joint Stock Company dated May 14, 2024(9)+%#
10.26	Employment Agreement No. 24-388 dated December 2, 2024 between Freedom Finance Global PLC and Aidos Zhumagulov(11)+%
10.27
Employment Agreement No. 9 dated February 8, 2018 between Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) and Azamat Yerdessov(9)+%#

10.28	Supplementary Agreement dated January 3, 2024 to an Employment Agreement No. 9 dated February 8, 2018 between Freedom Finance Life Joint Stock Company and Azamat Yerdessov(9)+%#
10.29	Employment Agreement No. 23-533 dated November 27, 2023 between Freedom Finance Global PLC and Azamat Yerdessov(9)+%
10.30	Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov(9)+%#
10.31	Supplementary Agreement No. 1 dated October 16, 2024 to an Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov(10)+#
10.32	Employment Agreement No. 1 dated August 21, 2023 between Freedom Finance SPC LTD. and Kairat Akhmetov(9)+%#
10.33	Employment Agreement No. 2 dated May 11, 2023 between Freedom Horizons Limited Liability Partnership and Kairat Kelimbetov(9)+%#
10.34	Employment Agreement dated April 7, 2023 between Freedom Finance Europe Ltd. and Evgeniy Tyapkin(9)+%
10.35	Outstaffing Agreement dated May 28, 2024 between Freedom Holding Corp. and JMK Management Services Corp. for the services of Jason Kerr to act as the Chief Legal Officer of Freedom Holding Corp.(9)+%
10.36	Long Term Equity Incentive Compensation Agreement dated May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(5)+
10.37	Restricted Stock Award Agreement dated July 12, 2024 between Freedom Holding Corp. and Askar Tashtitov(10)+
10.38	Long Term Equity Incentive Compensation Agreement dated May 18, 2021 between Freedom Holding Corp. and Evgeniy Ler(5)+

10.39	Restricted Stock Award Agreement dated July 12, 2024 between Freedom Holding Corp. and Evgeniy Ler(10)+
10.40	Restricted Stock Award Agreement dated May 18, 2021 between Freedom Holding Corp. and Renat Tukanov(8)+
10.41	Restricted Stock Award Agreement dated May 18, 2021 between Freedom Holding Corp. and Sergey Lukyanov(8)+
10.42	Restricted Stock Award Agreement dated May 18, 2021 between Freedom Holding Corp. and Aidos Zhumagulov(9)+
10.43	Restricted Stock Award Agreement dated March 1, 2024 between Freedom Holding Corp. and Aidos Zhumagulov(9)+
10.44	Restricted Stock Award Agreement dated October 6, 2022 between Freedom Holding Corp. and Azamat Yerdessov(9)+
10.45	Restricted Stock Award Agreement dated March 1, 2024 between Freedom Holding Corp. and Azamat Yerdessov(9)+
14.01	Code of Ethics(4)
19.01	Insider Trading Policy(8)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm (Deloitte LLP)*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation(8)
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

104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(5), Item 601(a)(6), or Item 601(b)(10) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant's original Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on September 21, 2018.
(4)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on July 27, 2018.
(5)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on May 21, 2021.
(6)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on November 22, 2021.
(7)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.
(8)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 14, 2024.
(9)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024.
(10)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2024.
(11)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 13, 2025	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 13, 2025
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2025
Evgeniy Ler

/s/ Askar Tashtitov	Director	June 13, 2025
Askar Tashtitov

/s/ Kairat Kelimbetov	Director	June 13, 2025
Kairat Kelimbetov

/s/ Boris Cherdabayev	Director	June 13, 2025
Boris Cherdabayev

/s/ Andrew Gamble	Director
Andrew Gamble

/s/ Philippe Vogeleer	Director
Philippe Vogeleer

/s/ Amber Williams	Director	June 13, 2025
Amber Williams