Form 10-Q
period 2025-06-30
Freedom Holding Corp.
filed 2025-08-08
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒
As of August 6, 2025, the registrant had 61,221,687 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2025	March 31, 2025

ASSETS
Cash and cash equivalents	$567,907	$837,302
Restricted cash	1,100,959	807,468
Investment securities	2,796,881	2,814,733
Margin lending, brokerage and other receivables, net	2,896,713	3,319,145
Loans issued (including $231,731 and $188,445 to related parties)	1,749,402	1,595,435
Fixed assets, net	212,663	191,103
Intangible assets, net	53,970	54,186
Goodwill	48,471	49,093
Right-of-use asset	39,631	39,828
Insurance contract assets	25,932	37,183
Other assets, net (including $17,122 and $18,080 with related parties)	197,224	168,541
TOTAL ASSETS	$9,689,753	$9,914,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,070,787	$1,418,443
Customer liabilities	4,446,747	4,304,999
Margin lending and trade payables	993,146	1,322,241
Liabilities from insurance activity	519,057	481,539
Current income tax liability	38,604	28,919
Debt securities issued	670,125	469,551
Lease liability	41,042	40,525
Liability arising from continuing involvement	496,414	503,705
Other liabilities	184,772	129,737
TOTAL LIABILITIES	$8,460,694	$8,699,659
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 61,205,640 shares issued and outstanding as of June 30, 2025, and 60,993,949 shares issued and outstanding as of March 31, 2025, respectively	61	61
Additional paid in capital	269,664	246,610
Retained earnings	1,115,961	1,085,565
Accumulated other comprehensive loss	(156,627)	(117,995)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,229,059	$1,214,241

Non-controlling interest	—	117
TOTAL SHAREHOLDERS’ EQUITY	$1,229,059	$1,214,358

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,689,753	$9,914,017
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2025	2024

Revenue:
Fee and commission income	$107,642	$115,489
Net gain/(loss) on trading securities	45,602	(52,102)
Interest income	198,571	226,004
Insurance premiums earned, net of reinsurance	153,257	129,408
Net (loss)/ gain on foreign exchange operations	(12,893)	8,089
Net gain on derivatives	15,459	12,494
Sales of goods and services	17,224	5,220
Other income	8,561	10,397
TOTAL REVENUE, NET	$533,423	$454,999

Expense:
Fee and commission expense	$84,871	$80,147
Interest expense	113,410	145,718
Insurance claims incurred, net of reinsurance	80,285	47,309
Payroll and bonuses	93,101	57,524
Professional services	13,024	7,268
Stock compensation expense	23,054	10,615
Advertising and sponsorship expense (including for the three months ended $5,513 and $2,045 from related parties)	24,463	21,896
General and administrative expense	41,975	40,410
Allowance for/(recovery of) expected credit losses	4,822	(1,770)
Cost of sales	13,903	4,284
TOTAL EXPENSE	$492,908	$413,401

INCOME BEFORE INCOME TAX	40,515	41,598

Income tax expense	(10,119)	(7,339)

NET INCOME	$30,396	$34,259

Less: Net loss attributable to non-controlling interest in subsidiary	—	(141)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$30,396	$34,400

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	2,998	3,374
Reclassification adjustment for net realized loss/(gain) on available-for-sale investments disposed of in the period, net of tax effect	174	(18)
Foreign currency translation adjustments	(41,804)	(65,811)
OTHER COMPREHENSIVE LOSS	(38,632)	(62,455)

COMPREHENSIVE LOSS BEFORE NON-CONTROLLING INTERESTS	$(8,236)	$(28,196)

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	(141)

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,236)	$(28,055)

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	0.51	0.58
Earnings per common share - diluted	0.50	0.57

Weighted average number of shares (basic)	59,853,479	59,258,085
Weighted average number of shares (diluted)	61,057,627	60,255,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2025	2024

Cash Flows From Operating Activities
Net income	$30,396	$34,259
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	6,114	4,154
Amortization of deferred acquisition costs	70,018	48,115
Noncash lease expense	4,046	2,868
Change in deferred taxes	(5,463)	(796)
Stock compensation expense	23,054	10,615
Unrealized (gain)/loss on trading securities	(37,736)	64,943
Unrealized gain on derivatives	1,954	(8,150)
Net realized loss/(gain) on available-for-sale securities	174	(18)
Net change in accrued interest	19,796	69,821
Loss on sale of fixed assets	(85)	—
Gain from sale of Comrun LLP	(1,613)	—
Gain from sale of ITS tech	—	(4,201)
Change in insurance reserves	59,624	40,958
Revaluation of investment in associates	79	—
Change in unused vacation reserves	1,266	1,009
Allowance for expected credit losses	4,822	(1,770)
Changes in operating assets and liabilities:
Trading securities	227,270	(24,454)
Margin lending, brokerage and other receivables (including $27,252 and $15,797 changes from related parties)	449,567	399,425
Insurance contract assets	6,653	565
Other assets	(100,070)	(70,073)
Brokerage customer liabilities (including $101,411 and $40,843 changes from related parties)	49,788	260,972
Current income tax liability	10,283	7,492
Margin lending and trade payables (including $310 and $252 changes from related parties)	(352,399)	26,888
Lease liabilities	(3,850)	(1,539)
Liabilities from insurance activity	(5,191)	(2,076)
Other liabilities	22,334	(4,941)
Net cash flows from operating activities	480,831	854,066

Cash Flows Used In Investing Activities
Purchase of fixed assets and intangible assets	(30,787)	(24,178)
Net change in loans issued to customers	(205,794)	(2,591)
Purchase of available-for-sale securities, at fair value	(40,740)	(103,679)
Proceeds from sale of available-for-sale securities, at fair value	13,525	48,033
Purchase of held-to-maturity securities	(239,241)	—
Capital contribution to investment in associate	(20)	(1,240)
Cash, cash equivalents disposed from sale of Comrun LLP	(55)	—
Cash, cash equivalents disposed from sale of ITS Tech	—	(542)
Consideration paid for acquisition of Astel Group Ltd	(10,082)	—
Cash and cash equivalents received from acquisition of Astel Group Ltd	7,678	—

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Prepayment on acquisitions	—	(10,488)
Net cash flows used in investing activities	(505,516)	(94,685)

Cash Flows From Financing Activities
Net repayment of securities repurchase agreement obligations	(308,030)	(54,912)
Proceeds from issuance of debt securities	199,204	—
Repurchase of debt securities	—	(29)
Net change in bank customer deposits	196,178	293,411
Repurchase of mortgage loans under the State Program	(12,952)	(13,001)
Funds received under state program for financing of mortgage loans	16,223	20,453
Net proceeds from/(repayment of) loans received	32,758	(388)
Net cash flows from financing activities	123,381	245,534

Effect of changes in foreign exchange rates on cash and cash equivalents	(74,207)	(114,815)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(393)	367

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24,096	890,467

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,644,770	1,007,721

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,668,866	$1,898,188

	For The Three Months Ended June 30,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,947	$142,595
Income tax paid	$8,767	$819

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$3,085	$1,855
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	June 30, 2024

Cash and cash equivalents	$567,907	$718,678
Restricted cash	1,100,959	1,179,510
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,668,866	$1,898,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)		$1,163,650		$3,308		$1,166,958

Delivered stock based compensation from previous year	215,878	—	3,092	—	—		3,092		—		3,092
Stock based compensation	183,319	—	10,325	—	—		10,325		—		10,325
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(65,811)		(65,811)		—		(65,811)
Other comprehensive income	—	—	—	—	3,356		3,356		—		3,356
Net income/(loss)	—	—	—	34,400	—		34,400		(141)		34,259

At June 30, 2024	60,721,010	$60	$197,205	$1,033,140	$(81,393)	0	$1,149,012	0	$3,167	0	$1,152,179

At March 31, 2025	60,993,949	$61	$246,610	$1,085,565	$(117,995)		$1,214,241		$117		$1,214,358

Sale of Comrun LLP	—	—	—	—	—		—		(117)		(117)
Stock based compensation	211,691	—	23,054	—	—		23,054		—		23,054
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(41,804)		(41,804)		—		(41,804)
Other comprehensive income	—	—	—	—	3,172		3,172		—		3,172
Net income	—	—	—	30,396			30,396		—		30,396

At June 30, 2025	61,205,640	$61	$269,664	$1,115,961	$(156,627)		$1,229,059		$—		$1,229,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services information, processing services and lifestyle services. The Company also owns several ancillary businesses, which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates (UAE), Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and the Group also has representative offices in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX"). The Company's common stock is included in the Russell 3000® Index.
As of June 30, 2025, the Company owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Freedom Capital Markets ("FCM")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Turkey	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Freedom Digital Exchange Closed Joint-Stock Company	Kyrgyzstan	Digital asset services
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales
Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities
Freedom Finance Commercial LLP	Kazakhstan	Sales consulting

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT Solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Kyrgyzstan	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP	Kazakhstan	Media and entertainment
Freedom Cloud LLP (formerly, DITel LLP) ("Freedom Cloud")	Kazakhstan	Telecommunications
SilkNetCom LLP ("SilkNetCom")	Kazakhstan	Telecommunications
Elitecom LLP ("Elitecom")	Kazakhstan	Telecommunications
Astel Group LTD	Kazakhstan	Activities of holding companies
Arna-Sprint Data Communications JSC	Kazakhstan	Rental and leasing of other personal items and household goods
Astel JSC	Kazakhstan	Other wireless telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	Holding company
Freedom Advertising Ltd	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE.	UAE	Consulting
Freedom Management Ltd.	UAE	Consulting
Freedom Holding Telecom International FZE	UAE	Telecommunications
Freedom Finansial Hizmetler Anonim Şirketi	Turkey	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited ("Prime UK")	UK	Management consulting
Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC	Cyprus	Financial services
Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company
Freedom24 Bulgaria VCC	Bulgaria	Tied Agent of Freedom EU
Freedom24 Greece Single Members P.C	Greece	Tied Agent of Freedom EU
Freedom24 Poland LTD	Poland	Tied Agent of Freedom EU
Freedom24 Lithuania, UAB	Lithuania	Tied Agent of Freedom EU

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom24 Iberia SL	Spain	Tied Agent of Freedom EU
Freedom24 Netherlands B.V.	Netherlands	Tied Agent of Freedom EU
Freedom24 Austria GmbH	Austria	Tied Agent of Freedom EU
Freedom24 France	France	Tied Agent of Freedom EU
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro ("LD Micro")	USA	Event platform
Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		72

Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance, as well as lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE), and the Uzbek Republican Currency Exchange (UZCE). Additionally, it is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). Freedom EU enhances the Company's offerings by providing customers with operational support and access to investment opportunities in the United States and the European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally defined as entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of June 30, 2025, there are no VIEs in respect of the Company.
Use of estimates
The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Group's financial statements are reasonable and prudent. Actual results could differ from those estimates.
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes the principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Group's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, insurance revenue, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Group's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of total revenue, net are as follows:
• Commissions on brokerage services;
• Commissions on banking services (money transfers, foreign exchange operations and other);
• Agency fee commissions (the Company earns agency fee commissions through its facilitation of transactions between customers);
• Commissions on payment processing; and
• Commissions on investment banking services (such as underwriting and market making services).

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with Bank's card, depending on the customer loyalty level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price.

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Single non-related party	$81,272	$84,273

For the three months ended June 30, 2025 and June 30, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $72,325 and $64,879, respectively and interest income from margin loans to one customer in the amount of $8,947 and $19,394, respectively.

Transaction-Based Revenues

The Company earns transaction-based revenue by routing and executing customer orders in equities, options, fixed-income securities and other exchange-traded products. The Company's single performance obligation is satisfied at the point in time an order is executed, which is when the customer obtains substantially all of the remaining benefits from the asset. The transaction price is established at execution and consists of per-instrument or per-contract commissions and a fixed percentage of the notional trade value.

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

In certain cases, other parties are involved with providing products and services to the Group's customers. If the Group is principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
received from the customer and any related expenses are reported gross in non interest expense. If the Group is an agent in the transaction (arranging for another party to provide goods or services), the Group reports its net fee or commission retained as revenue.

Based on the contractual arrangements with customers, the Group acts as an agent on behalf of its customers by enabling customers to enter into long and short positions within the Group's omnibus accounts. The Group facilitates the purchase and sale of securities and securities lending transactions through its platforms by routing purchases and sales transactions from its customers, including the market-making customer through its prime brokers. All the customers, including the market-making customer, act on a principal basis and assume the associated market and counterparty risks of their respective positions. The Group does not act as a counterparty to its customers’ buy or sell transactions but may provide them with margin loans and securities lending transactions. The Group's customers have control of the securities they transact on the Group's platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on the Group's Consolidated Balance Sheets.

Impairment of Goodwill
Goodwill is allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information, regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.
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

The Group discloses information about its reporting units, the carrying amounts of goodwill allocated to each reporting unit, and the impairment losses recognized. The allocation of goodwill to reporting units ensures a focused evaluation of each unit's financial performance and facilitates the identification of potential impairment, enhancing the transparency and reliability of the Company's financial reporting.

As of June 30, 2025 and March 31, 2025, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $48,471 and $49,093, respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.

The amount of goodwill at June 30, 2025 decreased compared to March 31, 2025 primarily due to the impact of foreign currency translation and sale of Comrun LLP. However, excluding the effects of foreign exchange rate movements, goodwill increased as a result of the acquisition of 100% interest in Astel Group Ltd. by Freedom Telecom. See Note 22 "Acquisitions of Subsidiaries" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The changes in the carrying amount of goodwill for three months ended June 30, 2025 and 2024, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Foreign currency translation difference	(55)	(5)	(55)	(1,942)	(2,057)
Acquired	—	—	—	—	—
Balance as of June 30, 2024	$2,633	$2,741	$985	$44,232	$50,591

Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Foreign currency translation difference	(28)	(473)	(27)	(1,274)	(1,802)
Write-off due to the sale				(560)	(560)
Acquired				1,740	1,740
Balance as of June 30, 2025	$2,540	$2,262	$894	$42,775	$48,471

Accumulated impairment
Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2024	$—	$—	$—	$—	$—

Balance as of March 31, 2025	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2025	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of June 30, 2024	$2,633	$2,741	$985	$44,232	$50,591
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Balance as of June 30, 2025	$2,540	$2,262	$894	$42,775	$48,471
Recent accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by (i) ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, and (ii) ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application (collectively referred to herein as ASU 2018-12). ASU 2018-12 changed existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, (2) a requirement to account for market risk benefits (MRBs) at fair value, (3) simplified amortization for deferred policy acquisition costs (DAC), and (4) enhanced financial statement presentation and disclosures. For the Company, the update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company will adopt ASU 2018-12 effective for fiscal year beginning after April 1, 2025, and interim period within fiscal year beginning after April 1, 2026 using the modified retrospective transition method where permitted. ASU 2018-12 will impact the accounting and disclosure requirements for all long-duration contracts issued by the Company. While the Company is currently evaluating the effect that standard will have on its consolidated financial statements and related disclosures, no material impact is anticipated.
In August 2023, the Financial Accounting Standards Board issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
for joint venture formations. The amendments in ASU 2023-05 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not expect that ASU 2023-05 will have an impact on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then ASU 2023-06 will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no material impact is anticipated.

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

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. As of the reporting date, the Company does not expect that ASU No 2023-08 will have an impact on its consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements." ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
period presented in which the amendments were first applied. Early adoption is permitted. The Company does not expect that ASU No 2024-02 will have an impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures" (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No 2024-03 will have on its consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity". The amendments in this update affect entities involved in acquisition transactions effected primarily by exchanging equity interest when the legal acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU No 2025-03 will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-04, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer". The amendments in this update affect all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The amendments in this update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2025-04 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 – CASH AND CASH EQUIVALENTS
As of June 30, 2025, and March 31, 2025, cash and cash equivalents consisted of the following:

	June 30, 2025	March 31, 2025

Short term deposits in commercial banks	$227,014	$262,345
Short term deposits in National Bank (Kazakhstan)	155,987	311,065
Securities purchased under reverse repurchase agreements	64,890	81,118
Petty cash in bank vault and on hand	57,914	59,533
Short term deposits on brokerage accounts	27,739	20,567
Overnight deposits	9,809	81,962
Cash in transit	9,081	10,546
Short term deposits in National Bank (Tajikistan)	7,592	7,647
Short term deposits in stock exchanges	6,219	2,391
Short term deposits in the Central Depository (Kazakhstan)	1,984	510

Allowance for Cash and cash equivalents	(322)	(382)

Total cash and cash equivalents	$567,907	$837,302

As of June 30, 2025, and March 31, 2025, total cash and cash equivalents included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on the KASE. The KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of June 30, 2025, and March 31, 2025 are presented below:

	June 30, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	13.19%	$30,518	$30,518
Corporate equity	12.66%	27,036	27,036
Corporate debt	8.08%	4,646	4,646
US sovereign debt	11.06%	2,690	2,690
Total		$64,890	$64,890

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
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of June 30, 2025 and March 31, 2025, was $65,243 and $82,140, respectively.
As of June 30, 2025 and March 31, 2025, securities purchased under reverse repurchase agreements included accrued interest in the amount of $17 and $5, with a weighted average maturity of 1 day and 1 day, respectively. All securities repurchase agreements transactions were executed through the KASE.
NOTE 4 – RESTRICTED CASH
As of June 30, 2025, and March 31, 2025, restricted cash consisted of the following:

	June 30, 2025	March 31, 2025

Brokerage customers’ cash	$1,019,648	$737,546
Guaranty deposits	81,311	70,026
Restricted bank accounts	8,485	8,122
Due from banks	7,098	6,904
Deferred distribution payment	23	23

Allowance for restricted cash	(15,606)	(15,153)

Total restricted cash	$1,100,959	$807,468

As of June 30, 2025, and March 31, 2025, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – INVESTMENT SECURITIES
As of June 30, 2025 and March 31, 2025, trading, available-for-sale securities and held-to-maturity securities consisted of the following:

	June 30, 2025	March 31, 2025

Non-U.S. sovereign debt	$1,042,485	$1,282,450
Corporate debt	751,558	807,985
Corporate equity	128,316	106,227
U.S. sovereign debt	74,369	73,787
Exchange traded notes and funds	4,664	4,837
Total trading securities	$2,001,392	$2,275,286

	June 30, 2025	March 31, 2025

Corporate debt	$239,720	$243,730
Non-U.S. sovereign debt	230,572	208,231
U.S. sovereign debt	21,846	21,626
Total available-for-sale securities, at fair value	$492,138	$473,587

	June 30, 2025	March 31, 2025

Non-U.S. sovereign debt	$303,596	$65,914
Allowance for Non-US sovereign debt	(245)	(54)
Total held-to-maturity securities	$303,351	$65,860

Total investment securities	$2,796,881	$2,814,733

The following tables present maturity analysis for available-for-sale securities as of June 30, 2025, and March 31, 2025:

	June 30, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	89,673	137,814	4,500	7,733	239,720
Non-US sovereign debt	$51,807	$140,196	$34,564	$4,005	$230,572
US sovereign debt	—	20,672	—	1,174	21,846
Total available-for-sale securities, at fair value	$141,480	$298,682	$39,064	$12,912	$492,138

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	85,300	141,382	9,308	7,740	243,730
Non-US sovereign debt	66,593	96,662	29,136	15,840	208,231
US sovereign debt	—	20,421	—	1,205	21,626
Total available-for-sale securities, at fair value	$151,893	$258,465	$38,444	$24,785	$473,587

The following tables present maturity analysis for held-to-maturity securities as of June 30, 2025, and March 31, 2025:

	June 30, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	107,838	126,783	68,730	303,351
Total held-to-maturity securities	$—	$107,838	$126,783	$68,730	$303,351

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	—	11,931	53,929	65,860
Total held-to-maturity securities	$—	$—	$11,931	$53,929	$65,860

As of June 30, 2025, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,545,644 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $477,026. As of March 31, 2025, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,527,340 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $578,862. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of the June 30, 2025 and March 31, 2025, the Group had $360 and $406 that was recognized as other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2025, and March 31, 2025:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of June 30, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.06%	$1,042,485	$632,872	$409,613	$—
Corporate debt	12.90%	751,558	294,247	456,270	1,041
Corporate equity	—	128,316	106,238	2,547	19,531
U.S. sovereign debt	3.88%	74,369	74,369	—	—
Exchange traded notes and funds	—	4,664	2,152	2,512	—

Total trading securities		$2,001,392	$1,109,878	$870,942	$20,572

Corporate debt	15.68%	$239,720	$69,385	$170,335	$—
Non-U.S. sovereign debt	11.53%	230,572	126,118	104,454	—
U.S. sovereign debt	3.99%	21,846	21,846	—	—

Total available-for-sale securities, at fair value		$492,138	$217,349	$274,789	$—
As of June 30, 2025, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $199,580, and using Level 2 inputs, totaled $108,235. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of June 30, 2025.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	June 30, 2025
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Non-US sovereign debt	303,351	5,070	(606)	307,815	2029 - 2037
Total held-to-maturity securities	$303,351	$5,070	$(606)	$307,815

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.24%	$1,282,450	$987,657	$294,793	$—
Corporate debt	13.93%	807,985	299,123	508,862	—
Corporate equity	—	106,227	81,810	6,097	18,320
U.S. sovereign debt	3.99%	73,787	73,787	—	—
Exchange traded notes and funds	—	4,837	2,369	2,468	—

Total trading securities		$2,275,286	$1,444,746	$812,220	$18,320

Corporate debt	14.81%	$243,730	$91,537	$152,193	$—
Non-U.S. sovereign debt	9.96%	208,231	128,772	79,459	—
U.S. sovereign debt	2.73%	21,626	21,626	—	—

Total available-for-sale securities, at fair value		$473,587	$241,935	$231,652	$—
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the valuation techniques and significant Level 3 inputs used in the valuation as of June 30, 2025, and March 31, 2025. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	17,390	Discount rate	23.5%
			Estimated number of years	3 years
			Termination multiplier	1x
Corporate equity	DCF	2,018	Discount rate	11.4%
			Estimated number of years	5 years
			Termination multiplier	0.95x
Corporate debt	DCF	1,041	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	123	Discount rate	58.8%
			Estimated number of years	9 years
Total		$20,572

Type	Valuation Technique	FV as of March 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,193	Discount rate	21.5%
			Estimated number of years	2 years
			Termination multiplier	19.5x
Corporate equity	DCF	127	Discount rate	58.8%
			Estimated number of years	9 years
Total		$18,320
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2025, and the year ended March 31, 2025:

Trading securities
Balance as of March 31, 2024	$20,442

Revaluation of investments that use Level 3 inputs	(2,122)
Balance as of March 31, 2025	$18,320

Reclassification to Level 3	1,041
Sale of investments that use Level 3 inputs	—
Purchase of investments that use Level 3 inputs	2,018
Revaluation of investments that use Level 3 inputs	(807)
Balance as of June 30, 2025	$20,572

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2025, and March 31, 2025:

	June 30, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss/(gain) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$238,735	$—	$985	$239,720	2025- 2039
Non-U.S. sovereign debt	236,209	(360)	(5,277)	230,572	2025 - indefinite
U.S. sovereign debt	22,005	—	(159)	21,846	2027 -2044
Total available-for-sale securities, at fair value	$496,949	$(360)	(4,451)	$492,138

	March 31, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$243,660	$(28)	$98	$243,730	2025 - 2039
Non-U.S. sovereign debt	211,628	(378)	(3,019)	208,231	2024 - indefinite
U.S. sovereign debt	21,868	—	(242)	21,626	2027 - 2044
Total available-for-sale securities, at fair value	$477,156	$(406)	$(3,163)	$473,587

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of June 30, 2025, and March 31, 2025, consisted of:

	June 30, 2025	March 31, 2025

Margin lending receivables	$2,864,477	$3,294,569
Receivables from telecommunication services	20,947	9,985
Bank commissions receivable	6,604	7,529
Bond coupon receivable and dividends accrued	3,019	6,832
Receivables from brokerage customers	2,739	2,399
Receivable for underwriting and market-making services	250	1,577
Other receivables	15,593	15,510

Allowance for receivables	(16,916)	(19,256)

Total margin lending, brokerage and other receivables, net	$2,896,713	$3,319,145

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
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions. As of June 30, 2025, and March 31, 2025, the fair value of collateral held by the Group under margin loans was $6,668,373 and $7,312,950, respectively.

As of June 30, 2025, and March 31, 2025, the Company had three non-related party customers whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $1,397,605 and $2,323,461, respectively. The collateral held from these non-related party customers was valued at $1,915,900 and $3,218,277 as of June 30, 2025, and March 31, 2025, respectively.

For both individual and institutional brokerage customers, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the customer or may use such financial instruments for our own account or the account of another customer. The Group maintains omnibus brokerage accounts for our customers, including institutional brokerage customers, in which transactions of these customers and the underlying customers of these institutional brokerage customers are combined in a single account with us. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours. Where allowed by the regulations applicable to the Group, the Group may accept short sales from these institutional customers and as a result, the Group is only required to maintain positions with third party custodians for the net long positions in each security in the omnibus accounts.
As of June 30, 2025 and March 31, 2025, using actual, historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $16,916 and $19,256, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of June 30, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$963,868	July 2025 - May 2051	11.8%	$963,785	KZT
Uncollateralized bank customer loans	258,661	July 2025 - June 2045	29.0%	—	KZT
Right of claim for purchased retail loans	226,357	July 2025 - May 2031	15.0%	226,357	KZT
Collateralized bank customer loans	223,697	July 2025 - June 2045	17.6%	209,654	KZT
Car loans	147,058	July 2025 - June 2032	24.3%	145,557	KZT
Other	10,934	July 2025 - May 2030	3.0%/18.0%/ 18.3%	—	USD /KZT/ EUR

Allowance for loans issued	(81,173)

Total loans issued	$1,749,402
The Group provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the mortgage loans to the Program Operator. The proceeds received from these transfers are presented within funds received under state program for financing of mortgage loans in the Condensed Consolidated Statements of Cash Flows. Under this program, borrowers can receive a mortgage at an interest rate of 7% subject to not less than 20% down payment, for 25 years, and the interest payments received by the Group are recognized as interest income in the Group's Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. In accordance with the program and trust management agreement for the program, Group services the transferred loans and remits all repayments of principal it receives plus 4.5% of the 7% interest received to the Program Operator. The interest paid to the Program Operator is recognized as interest expense in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. The remaining 2.5% of the 7% interest is retained by Group. Under the program and trust management agreement, Group is required to repurchase the rights to make claims on the transferred loans when either loan principal repayments or interest payments are overdue 90 days or more. The repurchase of overdue loans is performed at the loans' nominal value and is presented within repurchase of mortgage loans under the State Program in the Condensed Consolidated Statements of Cash Flows.

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 5% interest annually as described above. As of June 30, 2025 and March 31, 2025, the corresponding liability amounted to $496,414 and $503,705, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2025 and March 31, 2025, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $505,303 and $511,851, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group has an agreement with Microfinance Organization Freedom Finance Credit LLP ("FFIN Credit"), a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. Following the successful pilot, the Company intends to either acquire FFIN Credit from Mr. Turlov or implement an in-house solution to replicate its functions, ensuring continuity and scalability of the lending operations. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes the loans receivable from FFIN Credit presented on the Condensed Consolidated Balance Sheets within the loans issued. As of June 30, 2025 and March 31, 2025, right of claims for purchased retail loans amounted to $226,357 and $183,635, respectively.

The total accrued interest for loans issued amounted to $15,275 as of June 30, 2025 and $13,385 as of March 31, 2025.
Loans issued as of March 31, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$924,530	April 2025 - March 2050	11.4%	$924,386	KZT
Uncollateralized bank customer loans	249,448	April 2025 - March 2045	28.1%	—	KZT
Right of claim for purchased retail loans	183,635	April 2025 - March 2030	15.0%	183,635	KZT
Car loans	156,340	April 2025 - April 2032	24.2%	155,320	KZT
Collateralized bank customer loans	148,759	April 2025 - July 2043	19.6%	128,543	KZT
Other	7,838	April 2025 - September 2029	18.0%/12.70%/3.00%	29	KZT/EUR/USD

Allowance for loans issued	(75,115)

Total loans issued	$1,595,435
Credit quality indicators

Freedom Bank KZ uses a loan portfolio quality classification system that indicates signs of a significant increase in credit risk and contractual impairment, depending on the analysis of reasonable and supportable information available at the reporting date. The loan portfolio is classified into "not credit impaired," "with significant increase in credit risk" and "credit impaired" agreements.

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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of June 30, 2025. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Fiscal Year
	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
Mortgage loans	$90,315	$317,130	$175,752	$352,078	$28,593	$—	$—	$963,868
that are not credit impaired	90,279	315,205	173,268	349,270	28,149	—	—	956,171
with significant increase in credit risk	36	1,587	1,272	1,438	205	—	—	4,538
that are credit impaired	—	338	1,212	1,370	239	—	—	3,159
Uncollateralized bank customer loans	65,097	69,533	107,347	16,684	—	—	—	258,661
that are not credit impaired	64,917	65,393	86,494	12,910	—	—	—	229,714
with significant increase in credit risk	180	1,537	3,993	610	—	—	—	6,320
that are credit impaired	—	2,603	16,860	3,164	—	—	—	22,627
Right of claim for purchased retail loans	89,089	114,383	21,808	1,072	5	—	—	226,357
that are not credit impaired	89,089	114,383	21,808	1,072	5	—	—	226,357
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Collateralized bank customer loans	103,341	114,206	6,065	85	—	—	—	223,697
that are not credit impaired	103,341	113,606	5,694	85	—	—	—	222,726
with significant increase in credit risk	—	228	223	—	—	—	—	451
that are credit impaired	—	372	148	—	—	—	—	520
Car loans	12,023	5,188	100,931	28,916	—	—	—	147,058
that are not credit impaired	12,023	5,173	94,995	21,462	—	—	—	133,653
with significant increase in credit risk	—	15	1,283	608	—	—	—	1,906
that are credit impaired	—	—	4,653	6,846	—	—	—	11,499
Other	170	254	1,216	6,361	43	2,890	—	10,934
that are not credit impaired	170	254	1,207	6,361	43	—	—	8,035
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	9	—	—	2,890	—	2,899
Total	$360,035	$620,694	$413,119	$405,196	$28,641	$2,890	$—	$1,830,575
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2025.

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
Aging analysis of past due loans as of June 30, 2025 and March 31, 2025, is as follows:

	June 30, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,998	$1,540	$3,159	$956,171	$963,868
Uncollateralized bank customer loans	3,227	3,093	22,627	229,714	258,661
Right of claim for purchased retail loans	—	—	—	226,357	226,357
Collateralized bank customer loans	215	236	520	222,726	223,697
Car loans	1,050	856	11,499	133,653	147,058
Other	—	—	9	10,925	10,934
Total	$7,490	$5,725	$37,814	$1,779,546	$1,830,575

	March 31, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,835	$678	$2,562	$918,455	$924,530
Uncollateralized bank customer loans	3,132	2,099	17,262	226,955	249,448
Right of claim for purchased retail loans	—	—	—	183,635	183,635
Car loans	1,548	892	11,041	142,859	156,340
Collateralized bank customer loans	957	1,135	271	146,396	148,759
Other	—	—	8	7,830	7,838

Total	$8,472	$4,804	$31,144	$1,626,130	$1,670,550

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The activity in the allowance for credit losses for the three months ended June 30, 2025 and 2024 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2025	$(10,699)	$(35,479)	$(3,114)	$(8,465)	$(17,333)	$(25)	$(75,115)
Charges	(2,027)	(10,143)	(907)	(1,055)	(8,239)	(2,925)	(25,296)
Recoveries	3,571	3,871	1,473	1,145	6,895	—	16,955
Write off	3	—	—	—	—	24	27
Forex	296	1,106	85	247	522	—	2,256
June 30, 2025	$(8,856)	$(40,645)	$(2,463)	$(8,128)	$(18,155)	$(2,926)	$(81,173)

	Allowance for credit losses
	Mortgage loan	Uncollateralized bank customer loans	Collateralized bank customer loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	$(3,033)	$(19,636)	$(80)	$(14,262)	$(6,577)	$(31)	$(43,619)
Charges	(728)	(6,389)	(116)	(1,526)	(1,490)	(6)	(10,255)
Recoveries	295	3,733	20	3,938	3,473		11,459
Write off	—	—	4	109	—	—	113
Forex	180	1,160	9	621	246		2,216
June 30, 2024	$(3,286)	$(21,132)	$(163)	$(11,120)	$(4,348)	$(37)	$(40,086)

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
The tax rates used for deferred tax assets and liabilities as of June 30, 2025, and March 31, 2025, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% for United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
During the three months ended June 30, 2025, and 2024, the effective tax rate was equal to 25.0% and 17.6%, respectively.
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2025, and March 31, 2025, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.05%	$589,831	$1,996	$591,827
Corporate debt	15.71%	433,583	34,136	467,719
Corporate equity	13.58%	10,212	—	10,212
US sovereign debt	15.75%	1,029	—	1,029
Total securities sold under repurchase agreements		$1,034,655	$36,132	$1,070,787

	March 31, 2025
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.74%	$904,940	$2,364	$907,304
Corporate debt	15.95%	423,572	87,120	510,692
Corporate equity	3.25%	447	—	447
Total securities sold under repurchase agreements		$1,328,959	$89,484	$1,418,443
The fair value of collateral pledged under repurchase agreements as of June 30, 2025, and March 31, 2025, was $1,076,783 and $1,436,271, respectively.
Securities pledged as collateral by the Group under repurchase agreements include trading securities, available-for-sale, and held-to-maturity securities with market quotes and significant trading volume.
As of June 30, 2025 and March 31, 2025, securities repurchase agreement obligations included accrued interest in the amount of $3,062 and $4,798, with a weighted average maturity of 10 days and 10 days, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of June 30, 2025, and March 31, 2025, customer liabilities consisted of:

	June 30, 2025		March 31, 2025

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$1,751,952	0.04% - 18%	$1,722,313	0.05% - 18.3%
Total interest bearing deposits	$1,751,952		$1,722,313

Non-interest-bearing deposits:
Brokerage customers	$2,180,825		$2,167,111
Customer accounts	513,970		415,575
Total non-interest-bearing accounts	$2,694,795		$2,582,686

Total customer liabilities	$4,446,747		$4,304,999
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a periodic basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $38 for each customer. As at June 30, 2025, and March 31, 2025, respectively, the Group had total amounts in excess of insured bank term deposits of $681,658 and $669,753 for all customers.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of June 30, 2025, and March 31, 2025, margin lending and trade payables of the Group comprised the following:

	June 30, 2025	March 31, 2025

Margin lending payables	$953,181	$1,290,569
Payables to suppliers of goods and services	29,610	20,096
Payables to merchants	4,374	5,982
Other	5,981	5,594
Total margin lending and trade payables	$993,146	$1,322,241
The fair value of collateral held by the Group under margin loans as of June 30, 2025, and March 31, 2025 was $3,641,456 and $4,521,411, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of June 30, 2025, and March 31, 2025, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	Principal Amount as of June 30, 2025	Principal Amount as of March 31, 2025	Interest rate	Issue date	Maturity date	Denominated Currency

Freedom SPC bonds due 2026	$201,087	$201,311	10.5%	September, 2024	September, 2026	USD
Freedom SPC bonds due 2028	200,284	200,305	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028	USD
Freedom SPC bonds due 2027	160,775	—	10.0%	May, 2025	May, 2027	USD
Freedom SPC bonds due 2026	64,865	64,801	5.5%	October, 2021	October, 2026	USD
Freedom SPC bonds due 2027	38,048	—	8.0%	May, 2025	May, 2027	EUR
Freedom SPC bonds due 2027	1,017	—	9.0%	May, 2025	May, 2027	CNY
Accrued interest	4,049	3,134
Total debt securities issued	$670,125	$469,551
The Freedom SPC bonds are denominated in U.S. dollars, euros, Chinese yuans and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Group is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and 10.5%. The maturity dates for those bonds are in October and September 2026. Interest payments are due to be paid semi-annually in April and October, and on a quarterly basis.
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
During the three months ended June 30, 2025, the Group issued additional bonds with the aggregate amount of $199,204 with an annual interest rate of 8%, 9% and 10% and maturity date in May 2027. Interest is paid on a quarterly basis.
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
As of June 30, 2025, and March 31, 2025, the Group recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities.

The disclosures below relate solely to the Group's insurance operations and not to its other operating segments (Banking, Brokerage, and Other).

Nature of Insurance Products

The Group offers the following insurance products:
- Long-Duration Contracts: Life insurance and annuity contracts
- Short-Duration Contracts: General insurance products, including property (including automobile), accident, casualty, and civil liability lines.
As of June 30, 2025, and March 31, 2025, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	June 30, 2025	March 31, 2025
Assets:

Amounts due from policyholders	$10,540	$15,197
Claims receivable from reinsurance	5,028	3,023
Amounts due from reinsured	4,665	5,583
Advances paid for reinsurance	1,467	5,364
Less provision for impairment losses	(3,669)	(2,432)
Insurance and reinsurance receivables	18,031	26,735

Unearned premium reserve, reinsurers’ share	5,558	7,028
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	2,343	3,420

Total	$25,932	$37,183
As of June 30, 2025, and March 31, 2025, insurance and reinsurance payables of the Company was comprised of the following:

	June 30, 2025	March 31, 2025
Liabilities:

Amounts payable to insured	6,373	9,417
Amounts payable to agents and brokers	3,747	6,287
Amounts payable to reinsurers	841	1,669
Insurance and reinsurance payables:	10,961	17,373

Unearned premium reserve	102,735	87,194
Reserves for claims and claims’ adjustment expenses	405,361	376,972

Total	$519,057	$481,539

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Reserve Rollforward Table

	June 30, 2025	March 31, 2025

Reserves for claims and claims' adjustment expenses, beginning of the period	$376,972	$223,693
Reinsurance share, beginning of the period	(3,420)	(4,032)
Reserves for claims and claims' adjustment expenses, net of reinsurance	373,552	219,661
Claims and claims' adjustment expenses incurred:
Current period	49,209	234,782
Prior periods, excluding discount and amortization of deferred gain	6,215	(6,429)
Total claims and claims' adjustment expenses incurred	55,424	228,353
Claims and claims' adjustment expenses paid:
Current period	(6,475)	(27,551)
Prior periods	(8,115)	(14,290)
Total claims and claims' adjustment expenses paid	(14,590)	(41,841)
Other changes:
Foreign exchange effect	(11,368)	(32,621)
Total other changes	(11,368)	(32,621)
Reserves for claims and claims' adjustment expenses, end of the period	405,361	376,972
Reinsurance share, end of the period	(2,343)	(3,420)
Total	$403,018	$373,552
Allocation by Contract Type

Reserves for claims and claims' adjustment expenses, net of reinsurance	Long-Duration	Short-Duration	Total

June 30, 2025	$319,393	$83,625	$403,018
March 31, 2025	$289,275	$84,277	$373,552

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 14 - FEE AND COMMISSION INCOME AND EXPENSE
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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the three months ended June 30, 2025, the Group netted its cashback incentives with bank services fee in the amount of $24.0 million.

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

Contract assets arise when the revenue associated with the contract is recognized before the Group's unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of June 30, 2025 and March 31, 2025 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of June 30, 2025 and March 31, 2025 contract liability balances were not material.

During the three months ended June 30, 2025 and June 30, 2024 fee and commission income was comprised of:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$102,877	$—	$—	$—	$102,877
Commission income from payment processing	—	—	—	5,933	5,933
Agency fee income	—	—	—	4,538	4,538
Underwriting and market-making services	2,905	—	—	—	2,905
Bank services	—	(9,379)	—	—	(9,379)
Other fee and commission income	43	554	—	171	768
Total fee and commission income	$105,825	$(8,825)	$—	$10,642	$107,642

Agency fee expense	—	14	65,858	—	65,872
Bank services	2,036	5,562	174	86	7,858
Brokerage services	7,591	27	2	24	7,644
Central Depository services	328	—	—	—	328
Exchange services	205	—	—	20	225
Other commission expenses	627	—	—	2,317	2,944
Total fee and commission expense	$10,787	$5,603	$66,034	$2,447	$84,871

	Three months ended June 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$93,167	$—	$—	$—	$93,167
Commission income from payment processing	—	—	—	8,563	8,563
Agency fee income	—	—	115	4,593	4,708
Underwriting and market-making services	4,702	—	—	—	4,702
Bank services	—	2,516	—	—	2,516
Other fee and commission income	74	280	—	1,479	1,833
Total fee and commission income	$97,943	$2,796	$115	$14,635	$115,489

Agency fee expense	—	32	64,784	—	64,816
Bank services	1,008	2,471	101	63	3,643
Brokerage services	3,274	23	1	6	3,304
Exchange services	521	—	—	20	541
Central Depository services	208	—	—	—	208
Other commission expenses	666	—	1	6,968	7,635
Total fee and commission expense	$5,677	$2,526	$64,887	$7,057	$80,147

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months ended June 30, 2025 and June 30, 2024, net gain on trading securities was comprised of:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	$37,736	$(64,943)
Net gain recognized during the period on trading securities sold during the period	7,866	12,841
Net gain/(loss) recognized during the period on trading securities	$45,602	$(52,102)

During the three months ended June 30, 2025, the Group sold securities for a gain of $7,866 and recognized unrealized gain in the amount of $37,736. The principal factor contributing to the unrealized net gain is the increase in prices of debt securities with the Ministry of Finance of the Republic of Kazakhstan. During the three months ended June 30, 2024 the Group sold securities for a gain of $12,841 and recognized unrealized loss in the amount of $64,943.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Interest income:
Interest income on loans to customers	$61,694	$52,367
Interest income on margin loans to customers	60,289	51,067
Interest income on trading securities	52,576	107,128
Interest income on securities available-for-sale	13,383	8,400
Interest income on reverse repurchase agreements and amounts due from banks	5,456	7,042
Interest income on held-to-maturity securities	5,173	—
Total interest income	$198,571	$226,004

Interest expense:
Interest expense on securities repurchase agreement obligations	$45,461	$92,407
Interest expense on customer accounts and deposits	39,332	23,127
Interest expense on debt securities issued	13,751	6,969
Interest expense on margin lending payable	13,374	23,123
Interest expense on loans received	510	44
Other interest expense	982	48
Total interest expense	$113,410	$145,718

Net interest income	$85,161	$80,286

NOTE 17 - NET GAIN ON DERIVATIVES

	Three months ended June 30, 2025	Three months ended June 30, 2024

Net realized gain on derivatives	$17,413	$4,344
Net unrealized (loss)/gain on derivatives	(1,954)	8,150
Total net gain on derivatives	$15,459	$12,494

NOTE 18 – RELATED PARTY TRANSACTIONS

Related party transactions as of June 30, 2025 and March 31, 2025, consisted of the following:

	June 30, 2025		March 31, 2025
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Cash and cash equivalents	$2,067	$567,907	$2,233	$837,302
Companies controlled by management	2,067		2,233
Restricted cash	$30	$1,100,959	$30	$807,468
Companies controlled by management	30		30
Investment securities	$1,139	$2,796,881	$1,174	$2,814,733
Companies controlled by management	1,139		1,174
Margin lending, brokerage and other receivables, net	$14,056	$2,896,713	$41,308	$3,319,145
Management	12,400		10,080
Companies controlled by management	1,652		31,228
Other	4		—
Loans issued	$231,731	$1,749,402	$188,445	$1,595,435
Management	351		291
Companies controlled by management	231,380		188,154
Other assets, net	$17,122	$197,224	$18,080	$168,541
Management	103		486
Companies controlled by management	17,019		17,594
LIABILITIES
Customer liabilities	$149,572	$4,446,747	$48,161	$4,304,999
Management	18,644		13,827
Companies controlled by management	129,286		32,607
Other	1,642		1,727
Margin lending and trade payables	$1,617	$993,146	$1,307	$1,322,241
Management	—		201
Companies controlled by management	1,617		1,106
Liabilities from insurance activity	$10,484	$519,057	$5,960	$481,539
Companies controlled by management	10,484		5,960
Other liabilities	$1,640	$184,772	$1,407	$129,737
Management	1,424		1,281

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Companies controlled by management	215	125
Other	1	1

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$684	$107,642	$866	$115,489
Management	147		219
Companies controlled by management	533		645
Other	4		2
Interest income	$583	$198,571	$270	$226,004
Management	266		205
Companies controlled by management	317		65
Insurance premiums earned, net of reinsurance	$5,927	$153,257	$1,149	$129,408
Management	11		3
Companies controlled by management	5,914		500
Other	2		646
Expense:
Fee and commission expense	$1,411	$84,871	$157	$80,147
Management	1		—
Companies controlled by management	1,410		157
Interest expense	$436	$113,410	$381	$145,718
Management	110		109
Companies controlled by management	313		267
Other	13		5
Advertising and sponsorship expense	$5,513	$24,463	$2,045	$21,896
Companies controlled by management	5,513		2,045
General and administrative expense	$681	$41,975	$680	$40,410
Management	343		233
Companies controlled by management	338		447
As of June 30, 2025 and March 31, 2025, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov.
As of June 30, 2025, 56% of the Group's total related party other assets consisted of a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP) for the potential acquisition of A-Telecom LLP compared to 55% as of March 31, 2025. The potential acquisition of A-Telecom LLP is part of the Group’s strategy to expand its presence in the

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
telecommunications market in Kazakhstan and to develop a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of its economic transactions with the Group.
As of June 30, 2025, 6% of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities (PTY) LTD held with Freedom Bank KZ, compared to 13% as of March 31, 2025. Turlov Family Office Securities (PTY) LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. Additionally, 64% of the Group's total related party customer liabilities as of June 30, 2025 were from a private company ITS Central Securities Depository Limited, compared to 1% as of March 31, 2025. Private company ITS Central Securities Depository Limited is a subsidiary of International Trading System Limited, an affiliate of the Group.
As of both June 30, 2025 and March 31, 2025, 99.9% of the Group's total related party liabilities from insurance activity were liabilities from FFIN Credit. The Group provides voluntary credit risk insurance covering losses arising from borrower defaults on microloan agreements originated by FFIN Credit. In addition, during the three months ended June 30, 2025, the Group recognized $5,462 insurance premiums earned, net of reinsurance, from such insurance services.
The Group continues to support the development of chess and football in Kazakhstan. During the three months ended June 30, 2025, the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $1,608 and from Freedom Youth Football League of Kazakhstan in the amount of $2,526. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. Freedom Youth Football League of Kazakhstan is a Kazakhstan-based company fully owned by Turlov Private Holding, in which Timur Turlov holds 99.9% of the shares. The sponsorship contributions to the Kazakhstan Chess Federation and Freedom Youth Football League of Kazakhstan during the three months ended June 30, 2025 were made to support the preparation and holding of championships, tournaments, training camps and other events.
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended June 30, 2025, the Company awarded stock grants totaling 211,691 shares, 99,929 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
April 8, 2025 immediate stock grants	92,979
April 8, 2025	22,612
May 29, 2025 immediate stock grants	6,950
May 29, 2025	89,150
NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $23,054 during the three months ended June 30, 2025, and $10,615 during the three months ended June 30, 2024. As of June 30, 2025 there was $73,597 of total unrecognized compensation cost related to non-vested shares of common stock granted, and $49,256 during the three months ended June 30, 2024. The cost is expected to be recognized over a weighted average period of 4.38 years. The compensation expense related to stock awards, which vested on the date of the award was $11,754 and $3,230 during the three months ended June 30, 2025 and June 30, 2024, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of shares awarded during the three months ended June 30, 2025, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
April 8, 2025	3.80	35.80%	3.78%
May 29, 2025	4.66	38.85%	3.98%
The table below summarizes the activity for the Company's stock awards during the three months ended June 30, 2025:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2025	1,207,307	97,748
Granted	211,691	27,348
Vested	(226,129)	(16,571)
Forfeited/cancelled/expired	—	—
Outstanding, at June 30, 2025	1,192,869	108,525
NOTE 21 – LEASES
At June 30, 2025, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2034. The Group's primary involvement with leases is in the capacity as a lessee where a Group leases premises to support its business.
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
The table below presents the lease related assets and liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2025 and March 31, 2025:

	Classification on Balance Sheet	June 30, 2025	March 31, 2025
Assets
Operating lease assets	Right-of-use asset	$39,631	$39,828
Total lease assets		$39,631	$39,828

Liabilities
Operating lease liability	Lease liability	$41,042	$40,525
Total lease liability		$41,042	$40,525
The following table presents as of June 30, 2025, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2026	$12,362
2027	15,957
2028	11,819
2029	5,440
2030	3,434
Thereafter	2,049
Total payments	51,061
Less: amounts representing interest	(10,019)
Lease liability, net	$41,042
Weighted average remaining lease term (in months)	30
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of June 30, 2025 and June 30, 2024 was approximately $2,229 and $1,896, respectively. The Group's rent expense for office space was $2,689 for the three months ended June 30, 2025 and $2,154 for the three months ended June 30, 2024.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease ROU assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 – ACQUISITIONS OF SUBSIDIARIES
Acquisition of Astel Group Ltd.
On April 30, 2025, the Company acquired 100% interest in Astel Group Ltd. Astel Group Ltd. is a provider of digital solutions and telecommunications services, and ranks among the largest telecom operators in Kazakhstan. Astel Group Ltd. provides advanced IT solutions including information security and cloud services.
The purpose of the acquisition of Astel Group Ltd. was to use the acquired assets and licenses to develop our telecommunications business.

At the reporting date, June 30, 2025, final valuation of Astel Group Ltd. was not completed. According to the preliminary results, as of April 30, 2025, the date of the acquisition of Astel Group Ltd., the fair value of net assets of Astel Group Ltd. was $20,604. The total purchase price was allocated as follows:

As of April 30, 2025

ASSETS
Cash and cash equivalents	7,678
Fixed assets, net	5,577
Margin lending, brokerage and other receivables, net	5,487
Current income tax asset	575
Intangible assets	314
Other assets, net	3,320
TOTAL ASSETS	22,951

LIABILITIES
Margin lending and trade payables	828
Other liabilities	1,519
TOTAL LIABILITIES	2,347

Net assets acquired	20,604

Goodwill	1,740

Total purchase price	22,344

NOTE 23 – COMMITMENTS AND CONTINGENT LIABILITIES
Legal, regulatory and governmental matters
The Group is involved in various claims and legal proceedings that arise in the normal course of business. The Group recognizes a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, the Group does not record a liability but discloses the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. Legal fees are recorded as expenses when incurred. While the Group does not anticipate that the resolution of any current claims or proceedings will significantly impact its financial position, an adverse outcome in some or all of these cases could materially affect the Group's results of operations or cash flows for specific periods. For many of the matters involving the Group, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. This assessment is based on the Group's current understanding of relevant facts and circumstances, and the Group's perspective on these matters may evolve with future developments.
The Group accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of June 30, 2025 and March 31, 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
Einride arbitration case

In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim with the SCC Arbitration Institute against the Company (the "Claim"). The Claim is related to the Einride’s raising of a convertible loan through subscription to its convertible debentures. The Claim alleges that the Company failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and the Company in 2024. Einride seeks monetary damages in the amount of $10,000, together with applicable interest and legal costs. The Company contests the Claim and the relief sought by Einride. The arbitration is being administered under the SCC Arbitration Rules. The arbitration tribunal has been formed and, according to the agreed procedural timeline, the final award is preliminarily scheduled to be issued in May 2026.
Off-balance sheet financial instruments
Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unused commitments under existing lines of credit. These commitments expose the Group to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on Freedom Bank KZ's credit evaluation of the counterparty. The Group's maximum exposure to credit loss is represented by the contractual amount of these commitments.
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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of June 30, 2025, and March 31, 2025, were as follows:

	As of June 30, 2025	As of March 31, 2025

Unused commitments under lines of credits and guarantees	$102,390	$44,239
Bank guarantees	19,697	15,039
Total	$122,087	$59,278

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Capital expenditure commitments
As of June 30, 2025, the Group had contractual capital expenditure commitments of approximately $96,671 related to Freedom Telecom Operations Ltd. for equipment and software acquisition. These commitments are expected to be settled under the relevant agreements within the 5-year period and fall within the scope of the Group’s ordinary capital investment activities.

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

	Three months ended June 30, 2025
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$105,825	$(8,825)	$—	$10,642	$107,642
Net gain on trading securities	7,063	29,665	4,096	4,778	45,602
Interest income	64,940	115,929	16,500	1,202	198,571
Insurance premiums earned, net of reinsurance	—	—	153,257	—	153,257
Net (loss)/gain on foreign exchange operations	(2,445)	(13,850)	(142)	3,544	(12,893)
Net gain/(loss) on derivative	50	16,900	—	(1,491)	15,459
Sales of goods and services	—	—	—	17,224	17,224
Other income	827	6,423	308	1,003	8,561
TOTAL REVENUE, NET	176,260	146,242	174,019	36,902	533,423

Fee and commission expense	10,787	5,603	66,034	2,447	84,871
Interest expense	16,082	79,237	2,629	15,462	113,410
Insurance claims incurred, net of reinsurance	—	—	80,285	—	80,285
Payroll and bonuses	34,193	19,241	8,131	31,536	93,101
Professional services	1,917	195	707	10,205	13,024
Stock compensation expense	6,213	3,070	10,451	3,320	23,054
Advertising and sponsorship expense	8,262	923	249	15,029	24,463
General and administrative expense	10,788	12,316	2,074	16,797	41,975
(Recovery of)/allowance for expected credit losses	(2,323)	5,624	1,185	336	4,822
Cost of sales	—	—	—	13,903	13,903
TOTAL EXPENSE	85,919	126,209	171,745	109,035	492,908

INCOME/(LOSS) BEFORE INCOME TAX	$90,341	$20,033	$2,274	$(72,133)	$40,515

Income tax expense	(15,993)	(2,662)	(4,118)	12,654	(10,119)

NET INCOME/(LOSS)	$74,348	$17,371	$(1,844)	$(59,479)	$30,396

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$97,943	$2,796	$115	$14,635	$115,489
Net gain/(loss) on trading securities	874	(50,007)	139	(3,108)	(52,102)
Interest income	62,789	146,063	15,699	1,453	226,004
Insurance premiums earned, net of reinsurance	—	—	129,408	—	129,408
Net gain/(loss) on foreign exchange operations	9,957	(19,695)	1,120	16,707	8,089
Net gain on derivative	876	11,618	—	—	12,494
Sales of goods and services	—	—	—	5,220	5,220
Other income	2,477	427	782	6,711	10,397
TOTAL REVENUE, NET	174,916	91,202	147,263	41,618	454,999

Fee and commission expense	5,677	2,526	64,887	7,057	80,147
Interest expense	34,621	99,887	3,883	7,327	145,718
Insurance claims incurred, net of reinsurance	—	—	47,309	—	47,309
Payroll and bonuses	25,251	6,117	6,861	19,295	57,524
Professional services	2,389	96	277	4,506	7,268
Stock compensation expense	5,315	1,956	875	2,469	10,615
Advertising and sponsorship expense	11,944	1,064	350	8,538	21,896
General and administrative expense	10,213	12,385	5,218	12,594	40,410
Allowance for/(recovery of) expected credit losses	(329)	(1,121)	325	(645)	(1,770)
Cost of sales	—	—	—	4,284	4,284
TOTAL EXPENSE	95,081	122,910	129,985	65,425	413,401

INCOME/(LOSS) BEFORE INCOME TAX	$79,835	$(31,708)	$17,278	$(23,807)	$41,598

Income tax (expense)/benefit	(10,204)	3,225	(3,475)	3,115	(7,339)

NET INCOME/(LOSS)	$69,631	$(28,483)	$13,803	$(20,692)	$34,259
The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

	June 30, 2025
	Brokerage	Banking	Insurance	Other	Total

Total assets	$4,227,175	$4,236,036	$750,319	$476,223	$9,689,753
Total liabilities	3,282,684	3,745,873	599,347	832,790	8,460,694

Net assets	$944,491	$490,163	$150,972	$(356,567)	$1,229,059

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

The following table presents revenues for the three months ended June 30, 2025 and 2024, and long-lived assets as of June 30, 2025 and March 31, 2025, classified by the major geographic areas based on subsidiaries' location.

	Three months ended June 30, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$113,435	$146,158	$174,019	$27,954	$461,566
Armenia	43,661	—	—	—	43,661
Cyprus	17,265	—	—	3,191	20,456
US	909	—	—	4,872	5,781
Other	990	84	—	885	1,959
TOTAL REVENUE, NET	$176,260	$146,242	$174,019	$36,902	$533,423

	Three months ended June 30, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$129,211	$91,202	$147,263	$20,787	$388,463
Armenia	27,896	—	—	—	27,896
US	825	—	—	21,992	22,817
Cyprus	16,698	—	—	(1,050)	15,648
Other	286	—	—	(111)	175
TOTAL REVENUE, NET	$174,916	$91,202	$147,263	$41,618	$454,999

	June 30, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,763	$53,603	$6,674	$131,623	$212,663
Right-of-use assets	19,458	9,114	2,559	8,500	39,631
TOTAL LONG-LIVED ASSETS	$40,221	$62,717	$9,233	$140,123	$252,294

Kazakhstan	14,123	62,113	9,233	113,369	198,838
Cyprus	14,753	—	—	23,488	38,241
USA	4,076	—	—	2,391	6,467
Armenia	6,227	—	—	—	6,227
Other	1,042	604	—	875	2,521
TOTAL LONG-LIVED ASSETS	$40,221	$62,717	$9,233	$140,123	$252,294

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
Freedom Life and Freedom Insurance is required to notify and receive verbal approval from the ARDFM of any proposals to declare or pay a dividend on its share capital. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of June 30, 2025 and March 31, 2025, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of June 30, 2025 and March 31, 2025, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); (d) payment service provider in Kazakhstan is specially registered in such capacity with National Bank of the Republic of Kazakhstan, payment services providers in Uzbekistan and Kyrgyzstan hold licenses from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively; and (e) a banking license in Tajikistan issued by the National Bank of Tajikistan. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the Securities and Exchange Commission (SEC) and Financial Industry Regulatory Authority (FINRA), with respect to its brokerage and investment advisory activities in the U.S.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of June 30, 2025 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Non-regulated holding company	$486,790	$200,000	$286,790	$(212,344)
Freedom EU	Brokerage	449,516	19,320	430,196	817,674
Freedom Bank KZ	Bank	388,858	177,077	211,781	173,383
Freedom KZ	Brokerage	42,039	378	41,661	101,314
Freedom Global	Brokerage	140,668	30,929	109,739	145,017
Freedom Life	Life Insurance	69,397	11,350	58,047	75,319
Freedom Armenia ("Freedom AR")	Brokerage	58,453	787	57,665	58,929
Freedom Insurance	Property and Casual Insurance	42,249	11,350	30,898	25,779
Other regulated operating subsidiaries	Other	17,075	251	16,824	(32,320)
		$1,695,045	$451,443	$1,243,601	$1,152,751
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
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2025 for each of our subsidiaries that are regulated entities that is material for our consolidated financial statements.

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
The Company has performed an evaluation of subsequent events through the date of issuance of this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents management’s perspective on the financial condition and results of operations of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to a "fiscal year(s)" mean the 12-month periods ended March 31 for the referenced year. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, and it should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities Exchange Commission ("SEC") on June 13, 2025 (the "2025 Form 10-K").
Special Note About Forward-Looking Information
This quarterly report on Form 10-Q and any related discussions contains forward-looking statements (as such phrase is used in the federal securities laws) which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements, other than statements of historical fact, included herein and in any documents incorporated by reference in this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding aims, goals, and plans and objectives, including business mission and strategy, digital fintech ecosystem development, customer base, features and performance of our products and services, including Freedom SuperApp, our plans for expansion into telecommunication, media and other markets, expected capital expenditures and plans to finance such capital expenditures, credit ratings, impact of new accounting pronouncements, intentions with respect to FFIN Credit, compliance, information security, acquisitions, treasury policy, expected outcome of legal proceedings, our recent inclusion in the Russell 3000® Index including expected benefits of such inclusion, the expected impact of accounting pronouncements and other non-historical statement. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control, which could cause actual results to differ materially from the those implied by the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed in this quarterly report, as well as in the 2025 Form 10-K, including those listed under Part I, Item 1A. "Risk Factors" of the 2025 Form 10-K.
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

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and we also have a presence in Austria, Belgium, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of June 30, 2025, we had 10,054 employees and 231 offices (of which 44 offered brokerage services, 57 offered insurance services, 30 offered banking services and 100 offered other financial and non-financial services).

During the first quarter of fiscal 2026, the Company's common stock was included in the Russell 3000® Index as part of its 2025 annual reconstitution. Management believes that index membership may raise our profile among institutional investors and could improve the liquidity of our common stock; however, we cannot predict the magnitude or duration of any resulting impact on market price or trading volume.

Products and Services
Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this quarterly report and Note 24 "Segment Reporting" in the notes to our condensed consolidated financial statements included in Item 1 of this quarterly report.
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
The expansion of our retail customers’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have experienced a significant increase in retail customers' activity across these key markets, which has been instrumental in scaling our business. Below is the table with the number of our customers across our key segments as of the date indicated:

	Number of customers as of June 30, 2025	Number of customers as of March 31, 2025
Brokerage	725,000	683,000
Banking	2,927,000	2,515,000
Insurance	1,396,000	1,170,000
Other	211,000	605,000
Brokerage Segment
As of June 30, 2025, in our Brokerage business segment we had 44 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, and Kyrgyzstan. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business, which includes underwriting and market making activities, is carried out by professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products.
Freedom KZ and Freedom Global are professional participants on the KASE and the AIX. Foreign Enterprise LLC Freedom Finance ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE") and International Trading System Limited ("ITS"). Freedom Finance Armenia LLC ("Freedom AR") is a professional participant on the Armenia Stock Exchange ("AMX"). Freedom Broker LLC is a professional participant on the Kyrgyz Stock Exchange ("KSE").
Freedom EU oversees our European region operations (including Austria, Belgium, Bulgaria, Cyprus, France, Germany, Greece, Italy, the Netherlands, Poland, Lithuania, Spain, and the United Kingdom).Through Freedom EU, we provide transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter ("OTC") securities by all Freedom group securities brokerage firms, excluding FCM, are also routed to and executed through Freedom EU.

FCM is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). FCM is a member of Nasdaq, NYSE and FINRA, as well as SIPC (Securities Investor Protection Corporation) insured. FCM provides a full range of broker-dealer services, including research, sales and trading services for institutional accounts, investment banking services and independent investment research through research reports, recommendations and investment ideas to assist customers in making informed decisions.
As of June 30, 2025, we had 1,859 employees in our Brokerage segment, including 1,681 full-time employees and 178 part-time employees.
Banking Segment
Our Banking segment consists of the operations of Freedom Bank KZ and Freedom Bank TJ.
Freedom Bank KZ is a pioneer in digital retail and commercial banking services in Kazakhstan, offering deposits, multi‑currency payment cards, consumer and SME loans, payment and acquiring solutions. The bank extends our capital market heritage into everyday finance, providing the funding, payments and credit backbone of the wider Freedom ecosystem. Our Freedom Bank TJ obtained its banking license on October 15, 2024.
As of June 30, 2025, Freedom Bank KZ's assets decreased by 5%, trading portfolio decreased by 17%, loan portfolio increased by 10%, deposit portfolio increased by 2%, in each case in comparison with March 31, 2025. The increase in the loan and deposit portfolios reflects continued customer demand and growth in our banking services, while the decline in trading portfolio aligns with our strategic focus on core banking operations. During the three months ended June 30, 2025, the banking segment continued to exhibit growth. In particular, net gain on trading securities increased in comparison to the three months ended June 30, 2024, reflecting favorable market conditions and improved trading strategies.
We have 30 office locations in Kazakhstan and Tajikistan that provide banking services to our customers. As of June 30, 2025, we had 3,384 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of June 30, 2025, Freedom Life had 984,442 active contracts, as compared to 1,038,516 active contracts as of March 31, 2025. As of June 30, 2025, Freedom Life had total assets of approximately $566.9 million and total liabilities of approximately $472.3 million, as compared to total assets of approximately $554 million and total liabilities of approximately $465.9 million as of March 31, 2025.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan offering various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of June 30, 2025, Freedom Insurance had 1,201,443 active contracts, as compared to 824,838 active contracts as of March 31, 2025. As of June 30, 2025, Freedom Insurance had total assets of approximately $183.4 million and total liabilities of approximately $127.0 million, as compared to total assets of approximately $157.4 million and total liabilities of approximately $105.5 million as of March 31, 2025.
As of June 30, 2025, we had 57 offices and 1,058 employees, including 1,038 full-time employees and 20 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of June 30, 2025, in our Other segment we had 100 offices and 3,753 employees, including 3,612 full-time employees and 141 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In the recent years, we have also established subsidiaries in Kazakhstan with a view to developing a telecommunications business and a media business, respectively, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. The Other segment accounted for $36.9 million, or 7%, of our total revenue, net for the three months ended June 30, 2025. This revenue was mainly derived from provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
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
Our operating entities share customer transaction flows, interactions and profile updates to big data that is also enriched by our integration with government services. Predictive AI models built on this consolidated record set help us personalize our products and services reaching the combined effect of smarter targeting, faster fulfillment and fewer manual touch‑points which lowers acquisition cost and raises both customer lifetime value and retention.
The Freedom SuperApp is the Group’s front end for all retail and SME (small and medium-sized enterprises) services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, investment, card management and lifestyle commerce. All modules are built on a micro‑services architecture with open APIs (Application Programming Interface) to over thirty government and commercial data sources.
Freedom SuperApp supports accounts and payments in KZT, multiple foreign currencies and Freedom Currency, an exchange‑traded note linked to the performance of FRHC common stock. Our app provides our customers with a generous loyalty program, access to a lifestyle marketplace including ticketing (cinema, concerts), travel bookings (Freedom Travel), grocery delivery (Arbuz) and on‑demand home services (Naimi), and integrates customer wealth information into a real‑time net‑worth view generating secured‑loan offers where collateral is available. All our core lending lines operate on the same end‑to‑end digital rail inside the SuperApp enabling our eligible customers to obtain digital mortgage loans, consumer digital auto loans, and SME digital loans in a streamlined, automated way.
Freedom Bank issues a vertically integrated suite of Visa and Mastercard products, all of which are opened, funded, and managed within the SuperApp, with some cards also customizable based on customer preferences. By using our cards, customers gain access to a range of services, including multi-currency debit balances (SuperCard), revolving and installment credit options (Freepay Card), investment opportunities through brokerage accounts (Invest Card), and enhanced service levels with exclusive benefits (Premium Deposit Cards). Freedom Business extends SuperApp to legal entities, offering mobile access to current accounts, foreign exchange, QR invoicing, advanced acquiring, sales and credit features, as well as payroll and tax payment services.
Our digital fintech platform leverages cutting-edge technology, big-data analytics, and robust security and compliance, powered by our proprietary scoring models, real-time fraud and sanctions screening, and machine-learning algorithms that analyze balance trends and purchase histories to personalize product recommendations and boost customer loyalty.
Tradernet is our flagship online trading platform designed for a wide range of investors, offering a comprehensive and user-friendly trading experience. The platform allows customers to trade a diverse array of financial instruments, including stocks, options, and ETFs from major global exchanges such as the KASE, AIX, NYSE, Nasdaq, ATHEX, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse, EUREX, ICE, SGX, HKFE, CFE, CBOE Europe and ITS. Accessible via both web and mobile platforms, Tradernet allows customers to monitor and manage their investments in real-time through intuitive and customizable interface. At the heart of Tradernet is a robust data platform that provides real-time market data and analytics which supports various trading activities by offering comprehensive data on securities. The back-end infrastructure of Tradernet is designed to handle high volumes of transactions securely and efficiently, promoting the platform's reliability even during peak trading times. The system includes advanced compliance and risk management features to enable trading activities to strictly adhere to the relevant regulations and provide timely advice to manage risks effectively. In addition, Tradernet places a strong emphasis on education and support, providing tutorials, webinars and market analysis reports enabling customers to make informed trading decisions and assist with any issues they may encounter.
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC. Pursuing development of our telecom business, on April 30, 2025 we completed the acquisition of a 100% interest in Astel Group Ltd. for a purchase price of approximately $22.3 million. Astel Group Ltd. is a provider of digital solutions and telecommunications services ranked among the largest telecom operators in Kazakhstan. Astel Group Ltd. provides advanced IT solutions including information security and cloud services. See Note 22 "Acquisitions of Subsidiaries" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our strategy and budget for Freedom Telecom are currently being reassessed and are subject to revisions, which may be material. Our telecom services will be offered as a separate product and in a bundle with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient.
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
Credit Ratings
On June 26, 2025, S&P Global Ratings revised its outlook to positive from stable and affirmed its 'B+/B' long- and short-term issuer credit ratings on Freedom KZ, Freedom EU, Freedom Global, and Freedom Bank KZ. S&P affirmed 'B-' long-term rating on Freedom Holding Corp. and maintained the stable outlook. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were increased from "kzBBВ" to "kzBBВ+". The positive outlook on Group's financial operating companies reflects substantial achievements in establishing consolidated risk management and compliance and strengthening these functions in its financial subsidiaries.

Earlier, on November 7, 2024, S&P Global Ratings raised its long-term issuer credit and financial strength ratings on Freedom Insurance to 'BB-' from 'B+'. The outlook is stable. S&P also raised the Kazakhstan national scale rating on Freedom Insurance to 'kzA-' from 'kzBBB+'. The upgrade reflected the view that Freedom Insurance operating performance improved sustainably in 2023 and year to date through 2024.

On July 2, 2024, S&P Global Ratings revised its ratings outlook on Freedom Life to stable from negative. At the same time, S&P Global Ratings affirmed their 'BB' long-term issuer credit and financial strength ratings on Freedom Life. S&P Global Ratings also raised the Kazakhstan national scale rating on Freedom Life to 'kzAA-' from 'kzA+'. S&P Global Ratings considered Freedom Life to be a strategically important subsidiary of the Group based on its increasing importance to the Group's operations and track record of collaboration with other Group members. S&P Global Ratings also continued to view Freedom Life as an insulated entity due to strong regulatory oversight and its operational independence from the parent.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. The key factors affecting our business and the results of operations include, in particular: market and economic conditions, expansion of our digital ecosystem, acquisitions and expansion into new business areas and markets, our transactions with related parties, our arrangements with market maker customers, and governmental policies. For additional information on these factors and other risks that may affect our financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of the 2025 Form 10-K and "Risk Factors" in Part I, Item 1A, of the 2025 Form 10-K.
FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended June 30, 2025 are as follows:

We had total revenues, net of $533.4 million for the three months ended June 30, 2025, as compared to $455.0 million for the three months ended June 30, 2024. The increase between the two quarters was primarily attributable to the following:

•Our insurance premiums earned, net of reinsurance for the three months ended June 30, 2025 were $153.3 million, an increase of $23.8 million or 18%, compared to the three months ended June 30, 2024. The increase was driven by the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters.

•We had a net gain on trading securities of $45.6 million for the three months ended June 30, 2025, as compared to a net loss on trading securities of $52.1 million for the three months ended June 30, 2024. The majority of the net gain for the three months ended June 30, 2025 was attributable to the increase in the market price of Kazakhstan sovereign bonds held in our proprietary portfolio during the quarter.

•Our fee and commission income for the three months ended June 30, 2025 was $107.6 million, a decrease of $7.8 million, or 7%, compared to the three months ended June 30, 2024. The decrease was mainly attributable to a decrease in fee and commission income from bank services and payment processing.

•We had a net gain on derivatives for the three months ended June 30, 2025 in the amount of $15.5 million, an increase of $3.0 million, or 24%, compared to the three months ended June 30, 2024. The gain for the three months ended June 30, 2025 was due to revaluation of currency swaps.

We had total expense of $492.9 million, for the three months ended June 30, 2025, as compared to $413.4 million for the three months ended June 30, 2024. The increase was mainly attributable to increases in fee and commission expense, insurance claims incurred (net of reinsurance), payroll and bonuses, general and administrative expense, advertising and sponsorship expense and stock based compensation expense.

We had net income of $30.4 million for the three months ended June 30, 2025, as compared to $34.3 million for the three months ended June 30, 2024. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $74.3 million, net income of $17.4 million, net loss of $1.8 million and net loss of $59.5 million, respectively, to our total net income for the three months ended June 30, 2025.

Our total assets decreased to $9.7 billion as of June 30, 2025 from $9.9 billion as of March 31, 2025.

We had approximately 725,000 total retail brokerage customers as of June 30, 2025 as compared to approximately 683,000 as of March 31, 2025. We had approximately 2,927,000 banking customers at our Freedom Bank KZ subsidiary as of June 30, 2025 as compared to approximately 2,515,000 as of March 31, 2025. We had approximately 1,396,000 insurance customers at our Freedom Life and Freedom Insurance subsidiaries as of June 30, 2025 as compared to approximately 1,170,000 as of March 31, 2025.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended June 30, 2025 and 2024
The following comparison of our financial results for the three-month periods ended June 30, 2025 and 2024 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended June 30, 2025		Three months ended June 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$107,642	20.2%	$115,489	25.4%	$(7,847)	(7)%
Net gain/(loss) on trading securities	45,602	8.5%	(52,102)	(11.5)%	97,704	(188)%
Interest income	198,571	37.2%	226,004	49.7%	(27,433)	(12)%
Insurance premiums earned, net of reinsurance	153,257	28.7%	129,408	28.4%	23,849	18%
Net (loss)/gain on foreign exchange operations	(12,893)	(2.4)%	8,089	1.8%	(20,982)	(259)%
Net gain on derivatives	15,459	2.9%	12,494	2.7%	2,965	24%
Sales of goods and services	17,224	3%	5,220	1%	12,004	230%
Other income	8,561	2%	10,397	2%	(1,836)	(18)%
Total revenue, net	$533,423	100%	$454,999	100%	$78,424	17%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended June 30,
	2025	2024	Amount Change	% Change
Brokerage services	$102,877	$93,167	$9,710	10%
Commission income from payment processing	5,933	8,563	(2,630)	(31)%
Agency fee income	4,538	4,708	(170)	(4)%
Underwriting and market-making services	2,905	4,702	(1,797)	(38)%
Bank services	(9,379)	2,516	(11,895)	(473)%
Other fee and commission income	768	1,833	(1,065)	(58)%
Total fee and commission income	$107,642	$115,489	$(7,847)	(7)%

The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended June 30,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	96%	81%
Commission income from payment processing	6%	7%
Agency fee income	4%	4%
Underwriting and market-making services	2%	4%
Bank services	(9)%	2%
Other fee and commission income	1%	2%
Total fee and commission income	100%	100%

Fee and commission income for the three months ended June 30, 2025 amounted to $107.6 million, reflecting a decrease of $7.8 million or 7% compared to $115.5 million for the three months ended June 30, 2024. This decrease was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services generated $102.9 million, representing a 10% increase from $93.2 million in the three months ended June 30, 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 532,000 as of June 30, 2024 to 725,000 as of June 30, 2025. During the three months ended June 30, 2025 and June 30, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $72.3 million and $64.9 million, representing 67% and 56%, respectively, of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $5.9 million in the three months ended June 30, 2025 from $8.6 million for the three months ended June 30, 2024. The $2.6 million decrease is attributable to a strategic decrease in our average acquiring rate and overall decline in transaction turnover during the period.

Fee and commission income from banking services decreased by $11.9 million during the three months ended June 30, 2025. The decrease was primarily driven by active use by our customers of a cashback-based loyalty program. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers by supporting our customer base expansion and increasing engagement across the ecosystem.
Net gain on trading securities
We had a net gain on trading securities of $45.6 million for the three months ended June 30, 2025, an increase of $97.7 million as compared to a net loss of $52.1 million for the three months ended June 30, 2024. The following table sets forth information regarding our net gains on trading activities during the three months ended June 30, 2025 and 2024:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain/(Loss)
Three months ended June 30, 2025	$7,866	$37,736	$45,602
Three months ended June 30, 2024	$12,841	$(64,943)	$(52,102)
During the three months ended June 30, 2025, we had a realized gain on trading securities of $7.9 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended June 30, 2025. Also, we recognized an unrealized net gain of $37.7 million during the same period due to an increase in the value of securities positions we held as of June 30, 2025. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.
During the three months ended June 30, 2024, we had a realized gain on trading securities of $12.8 million, which was attributable to Kazakhstan sovereign bonds sold during the three months ended June 30, 2024. However, we also incurred an unrealized net loss of $64.9 million during the same period due to the decline in the value of securities positions we held as of June 30, 2024. The majority of the unrealized net loss was attributable to Kazakhstan sovereign bonds, as a consequence of their market price decline.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Interest income on loans to customers	$61,694	$52,367	$9,327	18%
Interest income on margin loans to customers	60,289	51,067	9,222	18%
Interest income on trading securities	52,576	107,128	(54,552)	(51)%
Interest income on securities available-for-sale	13,383	8,400	4,983	59%
Interest income on reverse repurchase agreements and amounts due from banks	5,456	7,042	(1,586)	(23)%
Interest income on held-to-maturity securities	5,173	—	5,173	100%
Total interest income	$198,571	$226,004	$(27,433)	(12)%

	Three months ended June 30,
	2025	2024
	(as a % of total interest income)
Interest income on loans to customers	31%	23%
Interest income on margin loans to customers	30%	23%
Interest income on trading securities	26%	47%
Interest income on securities available-for-sale	7%	4%
Interest income on reverse repurchase agreements and amounts due from banks	3%	3%
Interest income on held-to-maturity securities	3%	—%
Total interest income	100%	100%

For the three months ended June 30, 2025, we had interest income of $198.6 million, representing a decrease of $27.4 million, or 12%, compared to the three months ended June 30, 2024. The decrease was primarily driven by a $54.6 million, or 51% , decrease in interest income on trading securities. This decrease was primarily due to a lower volume of trading securities held during the period.

This decline was partially offset by increase in other streams of interest income. Specifically, interest income on loans to customers increased by $9.3 million, or 18%, due to the increase in loan portfolio. Similarly, interest income on margin loans to customers rose by $9.2 million, or 18%, reflecting increased customer activity in margin lending.

Additionally, the interest income on securities available-for-sale increased by $5.0 million, or 59%, compared to the three months ended June 30, 2024. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025		2024
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$1,849,084	(2)	$3,304,839
Loans issued	1,698,372	(1)	1,390,244
Margin lending, brokerage and other receivables, net	2,479,955		1,486,110
Available for sale securities, at fair value	472,896	(2)	251,677
Held-to-maturity securities	157,020		—
	Average yields(3)

Trading securities	11.9%		13.6%
Loans issued	15.3%		15.9%
Margin lending, brokerage and other receivables, net	10.1%		9.0%
Available- for- sale securities, at fair value	11.8%		14.0%
Held-to-maturity securities	13.8%		—%
	Interest income

Interest income on loans to customers	$61,694		$52,367
Interest income on margin loans to customers	60,289		32,197
Interest income on trading securities	52,576		107,128
Interest income on securities available- for- sale	13,383		8,400
Interest income on held-to-maturity securities	5,173		—
Other interest income	5,456		7,042
Total interest income	$198,571		$207,134

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. As of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. As of June 30, 2025, the monthly average balance of margin loans to customers was $— million and the weighted average interest rates was 0%.

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

	Three months ended June 30,
	2025 vs 2024
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(12,286)	$(42,266)	$(54,552)
Interest income on loans to customers	(1,903)	11,230	9,327
Interest income on margin loans to customers	4,470	23,622	28,092
Interest income on available-for-sale securities	(1,096)	6,079	4,983
Interest income on held-to-maturity securities	—	5,173	5,173
Other interest income	—	—	(1,586)
Total interest income	$(10,815)	$3,838	$(8,563)
Insurance premiums earned, net of reinsurance
For the three months ended June 30, 2025, we had insurance premiums earned, net of reinsurance of $153.3 million, an increase of $23.8 million, or 18%, as compared to the three months ended June 30, 2024. The increase was primarily attributable to a $24.5 million, or 17%, due to the expansion of our insurance operations such as in the pension annuity and accident insurance between the two quarters. This increase in income from written insurance premiums was partially offset by a $3.8 million increase in change in unearned premium reserve, net for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The following table sets out information on our insurance premiums earned, net of reinsurance for the periods presented.

	Three months ended June 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Written insurance premiums	$171,983	$147,444	$24,539	17%
Reinsurance premiums ceded	(1,078)	(4,180)	3,102	(74)%
Change in unearned premium reserve, net	(17,648)	(13,856)	(3,792)	27%
Insurance premiums earned, net of reinsurance	$153,257	$129,408	$23,849	18%
Net gain on foreign exchange operations
For the three months ended June 30, 2025, we realized a net loss on foreign exchange operations of $12.9 million compared to a net gain of $8.1 million for the three months ended June 30, 2024. The change was primarily due to the translation loss in the amount of $36.7 million which is mainly attributable to the 3% weakening of Kazakhstan tenge against US dollar. This loss was offset by a $23.8 million gain on dealing transactions. This change is mostly attributable to Freedom Bank KZ which had a net gain on sales and purchases of foreign currency of $23.7 million for the three months ended June 30, 2025, compared to a $12.7 million for the three months ended June 30, 2024.
Net gain on derivatives
For the three months ended June 30, 2025, we had net gain on derivatives of $15.5 million compared to a net gain of $12.5 million for the three months ended June 30, 2024. The increase in the amount of net gain was primarily attributable to our subsidiary, Freedom Bank KZ, which had a realized net gain of $17.2 million for the three months ended June 30, 2025, as compared to a realized net gain of $3.6 million for the three months ended June 30, 2024. Such change between the two periods was mainly due to gains on currency swaps for the three months ended June 30, 2025. The $17.2 million gain received by Freedom Bank KZ was partially offset by a $1.8 million unrealized loss on derivatives from Freedom Structured Products PLC's financial liabilities which occurred due to unfavorable market conditions during the three months ended June 30, 2025.

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended June 30, 2025		Three months ended June 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$84,871	17%	$80,147	19%	$4,724	6%
Interest expense	113,410	23%	145,718	35%	(32,308)	(22)%
Insurance claims incurred, net of reinsurance	80,285	16%	47,309	11%	32,976	70%
Payroll and bonuses	93,101	19%	57,524	14%	35,577	62%
Professional services	13,024	3%	7,268	2%	5,756	79%
Stock compensation expense	23,054	5%	10,615	3%	12,439	117%
Advertising and sponsorship expense	24,463	5%	21,896	5%	2,567	12%
General and administrative expense	41,975	9%	40,410	10%	1,565	4%
Allowance for/(recovery of) expected credit losses	4,822	1%	(1,770)	—%	6,592	(372)%
Cost of sales	13,903	3%	4,284	1%	9,619	225%
Total expense	$492,908	100%	$413,401	100%	$79,507	19%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended June 30,
	2025	2024	Amount Change	% Change
Agency fee expense	$65,872	$64,816	$1,056	2%
Bank services	7,858	3,643	4,215	116%
Brokerage services	7,644	3,304	4,340	131%
Central Depository services	328	208	120	58%
Exchange services	225	541	(316)	(58)%
Other commission expenses	2,944	7,635	(4,691)	(61)%
Total fee and commission expense	$84,871	$80,147	$4,724	6%

The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended June 30,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	78%	81%
Bank services	9%	4%
Brokerage services	9%	4%
Central Depository services	—%	—%
Exchange services	—%	1%
Other commission expenses	4%	10%
Total fee and commission expense	100%	100%
Fee and commission expense increased by $4.7 million, or 6% in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was mainly attributable to a $4.3 million increase in brokerage service expenses in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, driven by higher customer activity. Additionally, bank services expense increased by $4.2 million during the period, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem. Furthermore, there was an increase by $1.1 million in agency fee expense mainly due to an increase of insurance product sales by Freedom Life, which are outsourced to outside agents.
Interest expense
During the three months ended June 30, 2025, total interest expense amounted to $113.4 million, representing a decrease of $32.3 million, or 22%, compared to $145.7 million for the same period in 2024. The decline was primarily driven by changes in average balances and average interest rates across several funding sources.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 31% decline in the average balance, from $2.6 billion during the three months ended June 30, 2024 to $1.8 billion during the three months ended June 30, 2025. This decrease primarily reflects the Company's strategic decision to reduce exposure to market risk by liquidating a portion of the trading portfolio, which historically has been primarily funded through repurchase agreements. As a result, the need for repurchase agreements financing declined, leading to both lower average balances and reduced interest expense.
Interest expense on customer liabilities increased to $39.3 million in the three months ended June 30, 2025, compared to $23.1 million in the three months ended June 30, 2024. This increase was driven by the growth of customer deposit base reflecting the continued expansion of the Company’s banking segment.
Interest expense on debt securities issued increased to $13.8 million in the three months ended June 30, 2025, compared to $7.0 million in the three months ended June 30, 2024. This increase was primarily driven by the placement of several new debt securities between the two periods. The impact of the higher balance was partially offset by a decrease in the average interest rate from 11% to 10%. The increase in debt issuance reflects the Company’s long-term funding and investment strategy.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$1,815,927	$2,616,105
Customer liabilities (1)	1,380,725	688,617
Debt securities issued	586,854	264,961
Margin lending payable	810,691	933,549
	Average rates

Securities repurchase agreement obligations	10.4%	14.9%
Customer liabilities (1)	11.9%	14.1%
Debt securities issued	9.7%	10.9%
Margin lending payable	6.8%	10.3%
	Interest expense
Interest expense on securities repurchase agreement obligations	$45,461	$92,407
Interest expense on customer accounts and deposits	39,332	23,127
Interest expense on debt securities issued	13,751	6,969
Interest expense on margin lending payable	13,374	23,123
Other interest expense	1,492	92
Total interest expense	$113,410	$145,718
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

	Three months ended June 30,
	2025 vs 2024
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(23,326)	$(23,620)	$(46,946)
Interest expense on customer accounts and deposits	(3,028)	19,233	16,205
Interest expense on debt securities issued	(695)	7,477	6,782
Interest expense on margin lending payable	(7,041)	(2,708)	(9,749)
Other interest expense	—	—	1,400
Total	$(34,090)	$382	$(32,308)
Insurance claims incurred, net of reinsurance
For the three months ended June 30, 2025 we had a $33.0 million, or 70%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended June 30, 2024. The increase was primarily attributable to a $15.7 million, or 58%, rise in expenses for insurance reserves, mainly driven by growth in pension annuity and accident insurance products. This reflects the overall expansion of the insurance portfolio. In addition, other insurance expense increased by

$10.4 million, or 83%, primarily due to higher redemptions under pension annuity contracts and terminations under accident insurance policies. Claims paid also grew by $9.5 million, or 118%. Part of these claims has been reimbursed from the reinsurers in the amount of $2.9 million.
Payroll and bonuses

For the three months ended June 30, 2025, we had payroll and bonuses expense of $93.1 million, representing an increase of $35.6 million or 62% compared to payroll and bonuses expense of $57.5 million for the three months ended June 30, 2024. The increase is primarily attributable to the expansion of our workforce through hiring, establishment of new subsidiaries and acquisitions. The increase was also due to increased salary and bonus amounts between the two periods.

Professional services

For the three months ended June 30, 2025, our professional services expense was $13.0 million, representing an increase by $5.8 million, or 79%, compared to $7.3 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in expenses for auditing services rendered by our external auditors.

Stock compensation expense

For the three months ended June 30, 2025, our stock compensation expense was $23.1 million, representing an increase of $12.4 million compared to stock compensation expense of $10.6 million for the three months ended June 30, 2024. The increase is attributable to new stock grants awarded in April and May 2025 and to the partial amortization of stock grants which were awarded during fiscal 2025 and 2024.

Advertising and sponsorship expense

Advertising and sponsorship expense for the three months ended June 30, 2025, was $24.5 million, representing an increase of $2.6 million, or 12%, compared to $21.9 million for the three months ended June 30, 2024. Sponsorship expense increased by $6.5 million and included several contributions made through Company subsidiaries. The most significant sponsorships during the period were directed to the State Fund "Astana-20" in the amount of $3.4 million and the Junior Football League of Kazakhstan in the amount of $2.5 million, reflecting the Company’s continued support of socially significant initiatives. This increase was partially offset by a $3.3 million decrease in advertising expenditures by Freedom EU, primarily due to the seasonal nature and timing of marketing campaigns. The overall growth in advertising and sponsorship expenses is consistent with the Company’s broader strategy to strengthen brand recognition, expand market presence, and support impactful community-oriented projects.

General and administrative expense

General and administrative expense for the three months ended June 30, 2025, was $42.0 million, representing an increase of $1.6 million or 4% compared to general and administrative expense of $40.4 million for the three months ended June 30, 2024. The main factors contributing to the increase were increases in business trip expenses, driven by higher travel activity in connection with expanded operational and strategic initiatives across several regions.
Provision for allowance for expected credit losses
We recognized provision for allowance for credit losses in the amount of $4.8 million for the three months ended June 30, 2025, as compared to recovery of provision for allowance for credit losses of $1.8 million for the three months ended June 30, 2024. The increase between the two periods is primarily attributable to increased provisions for right of claim for purchased loans, uncollateralized bank customer loans, mortgage loans, collateralized bank customer loans and other loans. The increase in the provision during the period was primarily attributable to a deterioration in macroeconomic conditions and other factors impacting the estimated probability of default in our loan portfolio, and the incorporation of revised forward-looking information.
Income tax expense

We had income before income tax of $40.5 million and $41.6 million for the three months ended June 30, 2025, and June 30, 2024, respectively. Income tax expense for the three months ended June 30, 2025, and June 30, 2024 was $10.1 million and $7.3 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Such rate during the three months ended June 30, 2025, increased to 25.0%, from 17.6% during the three months ended June 30, 2024, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, during the three months ended June 30, 2025, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for the three months ended June 30, 2025, we had net income of $30.4 million compared to $34.3 million for the three months ended June 30, 2024, a decrease of 11%.
Foreign currency translation adjustments, net of tax
Due to a 3.3% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended June 30, 2025, we realized a foreign currency translation loss of $41.8 million for the three months ended June 30, 2025 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $65.8 million for the three months ended June 30, 2024.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended June 30, 2025 and 2024

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
	2025	2024	Amount Change	% Change
Brokerage	$176,260	$174,916	$1,344	1%
Banking	146,242	91,202	55,040	60%
Insurance	174,019	147,263	26,756	18%
Other	36,902	41,618	(4,716)	(11)%
Total revenue, net	$533,423	$454,999	$78,424	17%

Total revenue, net for the three months ended June 30, 2025 increased across Brokerage, Banking and Insurance segments compared to the three months ended June 30, 2024. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Brokerage Segment

•In the three months ended June 30, 2025, the Brokerage segment experienced an increase in total revenue, net, primarily driven by a $7.9 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. Net gain on trading securities also increased by $6.2 million due to an increase in the value of securities positions. In addition, interest income contributed to the growth, rising by $2.2 million, largely due to increased usage of margin loans for trades by our customers. However, this growth was partially offset by a $12.4 million decrease in net (loss)/gain on foreign exchange operations and a $1.7 million decrease in other income.

Banking Segment

•In the three months ended June 30, 2025, total revenue, net in the Banking segment increased as compared to the three months ended June 30, 2024, mostly driven by a $79.7 million increase in net gain on trading securities due to the price increase on the majority of the governmental securities, a $5.8 million increase in net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods, a $6.0 million increase in other income due to compensation received as early repayment of right-of-claim for purchased historical loans, and a $5.3 million increase in net gain on derivatives due to increased operations with such instruments. These increases were partially offset by a $30.1 million decrease in interest income due to partial disposal of the securities portfolio, and an $11.6 million decrease in fee and commission income due to lower commission rates and increased SuperApp cashback payments in the three months ended June 30, 2025.

Insurance Segment

•In the three months ended June 30, 2025, total revenue, net in the Insurance segment increased mainly due to a significant $23.8 million rise in insurance premiums earned, net of reinsurance, in the class of written insurance premiums due to the expansion of our insurance operations, particularly in the pension annuity and accident insurance. The increase was further supported by a $4.0 million increase in net gain on trading securities and a $0.8 million increase in interest income due to increase of trading portfolio. The increase was partially offset by a $1.3 million decline in net gain on foreign exchange operations due to the depreciation of the Kazakhstani tenge against the U.S. dollar between the two periods, a $0.5 million decrease in other income and a $0.1 million decrease in this segment's fee and commission income in the three months ended June 30, 2025.

Other Segment

•In the three months ended June 30, 2025, total revenue, net in the Other segment decreased mostly due to a decrease of $13.2 million in net gain on foreign exchange operations from FRHC. The decline was attributable to a reduced appreciation of the U.S. dollar against the Kazakhstani tenge in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The $5.7 million decrease in Other income in the Other segment was primarily affected by the disposal of our former subsidiary ITS Tech Limited and $4.2 million recognition in the three months ended June 30, 2024. Fee and commission income declined by $4.0 million, which is primarily attributable to a decrease in Paybox's transaction volume following the cessation of operations of its counterparty that previously contributed significantly to such volume. These decreases were partially offset by an increase in sales of goods and services of $12.0 million, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz, as well as an increase in net gain on trading securities of $7.9 million between the two quarters.

Total expenses associated with our segments are summarized in the following table:

	Three months ended June 30,
	2025	2024	Amount Change	% Change
Brokerage	$85,919	$95,081	$(9,162)	(10)%
Banking	126,209	122,910	3,299	3%
Insurance	171,745	129,985	41,760	32%
Other	109,035	65,425	43,610	67%
Total expense, net	$492,908	$413,401	$79,507	19%

For the three months ended June 30, 2025, total expenses, net increased across Banking, Insurance and Other segments compared to the three months ended June 30, 2024. Below is a discussion of changes in expenses for each of our segments for the three months ended June 30, 2025 versus the three months ended June 30, 2024:

Brokerage Segment

•In the three months ended June 30, 2025, the total expenses, net, in our Brokerage segment decreased by $9.2 million. The decrease was primarily driven by an $18.5 million decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements. Advertising and sponsorship expenses in this segment also decreased by $3.7 million, as marketing activities were scaled back during the period. Additionally, allowance for expected credit losses decreased by $2.0 million. These decrease were partially offset by an increase in fee and commission expenses of $5.1 million, due to higher customer activity, and an $8.9 million rise in payroll and bonus expenses, reflecting our continued investment in attracting and retaining top talent.

Banking Segment

•In the three months ended June 30, 2025, total expenses, net in our Banking segment increased primarily due to $13.1 million increase in payroll and bonuses expense due to increase in headcount, increase for $6.7 million in provision for credit losses which is primarily attributable to increased provisions for right of claim for purchased loans, mortgage loans, collateralized bank customer loans and car loans which were partially offset by the recovery of uncollateralized bank customer loans. The increase in total expenses, net was also supported by a $3.1 million increase in fee and commission expense, in particular for the banking services, a $1.1 million increase in stock compensation expense primarily due to the vesting of stock grants awarded in prior periods. The increase was partially offset by the decrease for $20.7 million in interest expense on customer accounts, deposits and customer liabilities portfolio growth, a $0.1 million decrease in advertising and sponsorship expense and a $0.1 million decrease in general and administrative expense, in particular for the communication services and contributions to the Kazakhstan Deposit Guarantee Fund.

Insurance Segment

•In the three months ended June 30, 2025, total expenses, net in our insurance segment increased mainly due to a $33.0 million increase in insurance claims incurred, net of reinsurance due to claims paid in the class of compulsory motor third-party liability (MTPL), redemption under pension annuity contracts, and termination of contracts under accident insurance. The segment also experienced a $9.6 million increase in stock compensation expense due to new stock grants, the majority of which vested on the date of issuance, a $1.3 million increase in payroll and bonuses expense due to the increase in headcount, a $1.1 million increase in fee and commission expense due to commission paid to insurance agents. These increases were partially offset by the effects of a $3.1 million decrease in general and administrative expense due to decreased expenses for charity, a $1.3 million decrease in interest expense due to repurchase agreement obligations as a result of changes in securities portfolio, and a $0.1 million decrease in this segment's advertising and sponsorship expense.

Other Segment

•In the three months ended June 30, 2025, the increase in our Other segment's total expenses, net was driven by an increase in payroll and bonuses, cost of sales, interest expense, advertising and sponsorship expense, professional services and general and administrative expense. There was a $12.2 million increase in payroll and bonuses and $4.2 million in general and administrative expense in our Other segment which was mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. Cost of sales increased by $9.6 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Interest expense increased by $8.1 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. Additionally, our advertising and sponsorship expense increased by $6.5 million due to expanded marketing expenditures to third party contractors at Freedom Advertising and Aviata and several sponsorship contributions made through our subsidiaries. The most significant sponsorships during the period were directed to the State Fund "Astana-20" in the amount of $3.4 million and the Junior Football League of Kazakhstan in the amount of $2.5 million, reflecting the Company’s continued support of socially significant initiatives.
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

	June 30, 2025	March 31, 2025
(amounts in thousands)
Cash and cash equivalents(1)	$567,907	$837,302
Restricted cash(2)	$1,100,959	$807,468
Trading securities	$2,001,392	$2,275,286
Total assets	$9,689,753	$9,914,017
Net liquid assets(3)	$4,395,225	$5,013,290

(1)Of the $567.9 million in cash and cash equivalents we held at June 30, 2025, $64.9 million, or approximately 11%, was subject to reverse repurchase agreements. By comparison, at March 31, 2025, we had cash and cash equivalents of $837.3 million, of which $81.1 million, or approximately 10%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of June 30, 2025, and March 31, 2025, we had total liabilities of $8.5 billion and $8.7 billion, respectively, including customer liabilities of $4.4 billion and $4.3 billion, respectively.
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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(amounts in thousands)
Net cash flows from operating activities	$480,831	$854,066
Net cash flows used in investing activities	(505,516)	(94,685)
Net cash flows from financing activities	123,381	245,534
Effect of changes in foreign exchange rates on cash and cash equivalents	(74,207)	(114,815)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(393)	367

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$24,096	$890,467
Net Cash Flows From Operating Activities
Net cash flow from operating activities during the three months ended June 30, 2025, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(amounts in thousands)
Decrease/increases in trading securities (1)	$227,270		$(24,454)
Increases in brokerage customer liabilities (2)	$49,788		$260,972
Decreases in margin lending, brokerage and other receivables (3)	$449,567		$399,425
(Decrease)/increases in margin lending and trade payables	$(352,399)	(4)	$26,888
______________
(1)Resulted from decreased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from decreased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash flows from operating activities in the three months ended June 30, 2025 were primarily net cash inflows attributable to decrease in margin lending, brokerage and other receivables over that period, decrease in trading securities and increase in brokerage customer liabilities. These inflows were partially offset by a decrease in margin lending and trade payables.

Net Cash Flows Used In Investing Activities

During the three months ended June 30, 2025, net cash used in investing activities was $505.5 million compared to net cash used in investing activities of $94.7 million during the three months ended June 30, 2024. During the three months ended June 30, 2025, cash used in investing activities was used for the purchase of held-to-maturity securities in amount of $239.2 million, issuance of loans, net of repayment by customers, in the amount of $205.8 million, and purchase of available-for-sale securities, net of proceeds, in the amount of $27.2 million. During the three months ended June 30, 2025, cash used for the issuance of loans, net of repayment increased by $203.2 million compared to the three months ended June 30, 2024, due to the increase in the volume of loans issued during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change is attributed to the growth in the Freedom Bank KZ's loan portfolio over the three months ended June 30, 2025, driven by new banking products, partnership agreements, and effective advertising campaigns.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the three months ended June 30, 2025 were $123.4 million compared to $245.5 million net cash flows from financing activities during the three months ended June 30, 2024. Cash flows from financing activities during the three months ended June 30, 2025 consisted principally of bank customer deposits received in the amount of $196.2 million, net, repayment of securities repurchase agreement obligations in the amount of $308.0 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of 199.2 million, and mortgage loans sold under the terms of "7-20-25" state mortgage program to JSC Kazakhstan Sustainability Fund (which is the program operator), net of repurchase, in the amount of $3.3 million. During the three months ended June 30, 2025, cash flows from financing activities decreased by $122.2 million compared to the three months ended June 30, 2024. This decrease was primarily attributable to a $253.1 million change in net repayment of securities repurchase agreement obligations.
CAPITAL EXPENDITURES
In alignment with our digital fintech ecosystem strategy, we are expanding our business into the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Our expansion will require significant capital expenditures, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our plans and budget for Freedom Telecom continue to be regularly reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including vendor financing, including the proceeds of a $200 million U.S. dollar domestic bond placement on the AIX that we completed on December 19, 2023. In addition, on September 16, 2024, Freedom SPC authorized and, during the three months ended December 31, 2024, placed a series of $200 million bonds, the proceeds of which were also allocated to finance capital expenditures in this business area. For further information, see "Indebtedness - Long-term" below.
In 2024, as part of its telecommunications business development, the Group has entered into a number of contractual arrangements for the purchase of equipment and related software over the following five-year period. As of June 30, 2025, such capital expenditure commitments amounted to $96.7 million. See Note 23 "Commitments and Contingent Liabilities" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Total capital expenditures incurred in relation to Freedom Media as of June 30, 2025 amounted to $12.2 million. We plan to finance our capital expenditures related to Freedom Media primarily using our own funds.
On May 10, 2023, our subsidiary Freedom EU signed a contract for the construction of Elysium Tower, a building in Limassol, Cyprus. The building is planned to be a new office building for Freedom EU. Capital expenditures amounted to approximately $7.5 million in fiscal year 2024, $2.4 million in fiscal year 2025. The remaining balance of approximately $4.5 million is expected to be incurred during the 2026 fiscal year. We are financing this construction project primarily using our own funds.
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
We did not declare or pay a cash dividend on our common stock during the three months ended June 30, 2025. Any payment of cash dividends on stock will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Set forth below is a discussion of our short-term and long-term debt.
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of June 30, 2025, $1.1 billion, or 54%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1.4 billion, or 63% as of March 31, 2025. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 "Securities Repurchase Agreement Obligations" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $66 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds were issued within the Freedom SPC's $1 billion bond program that is valid until December 31, 2033. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%. On September 16, 2024, Freedom SPC authorized $200 million bonds due September 16, 2026 under the same program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024. In May 2025, Freedom SPC authorized and placed $199.8 million bonds due 2027 denominated in U.S. dollars, euros, and Chinese yuans under the Freedom SPC's $1 billion program, as amended. The U.S. dollar, euro and Chinese yuan bonds have annual interest rate of 10%, 8%, 9% respectively, payable on a quarterly basis. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX.
As of June 30, 2025, there was an aggregate of $670.1 million in principal amount of Freedom SPC bonds, outstanding. The aggregate accrued interest as of June 30, 2025 for the Freedom SPC bonds due 2026, the Freedom SPC bonds due 2027 and the Freedom SPC bonds due 2028 was $4.0 million.
On June 21, 2019, SilkNetCom, a Company's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $25.7 million. The loan is bearing a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of June 30, 2025, the outstanding aggregate amount under the loan was $11.9 million, including $11.9 million of principal amount and $15 thousand of accrued interest. The purpose of this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
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
At June 30, 2025, these minimum net capital and capital adequacy requirements for each company ranged from approximately $251 to $200,000 remaining subject to fluctuation depending on various factors. At June 30, 2025, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $451,443. The Company and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at June 30, 2025.
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

The ACL is a valuation account that is subtracted from the amortized cost of total loans and available-for-sale securities to reflect the net amount expected to be collected. Our methodology for establishing the allowance for loan losses is based on a comprehensive assessment that considers relevant and available information from internal and external sources. This assessment takes into account past events, including historical trends in loan delinquencies and charge-offs, current economic conditions, and reasonable and supportable forecasts. Our processes and accounting policies for the CECL methodology are further described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in our 2025 Form 10-K.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. As of June 30, 2025, we had goodwill of $48.5 million.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer with the exception of government and quasi-government entities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 200 basis point and 50 basis point parallel shift in the yield curve for non USD/EUR and USD/EUR denominated securities. Based on investment positions as of June 30, 2025 and March 31, 2025, a hypothetical increase in interest rates across all maturities would have resulted in $91.0 million and $87.7 million incremental decline in the fair market value of the trading portfolio and in $13.5 million and $13.8 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $68.0 million and $50.7 million incremental increase in the fair market value of the trading portfolio and in $10.3 million and $10.3 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
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
As mentioned before, our main market is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which can lose up to 17% quarterly (during COVID-19 outbreak) of its value relative to the U.S. dollar. In addition to its dependence on oil, the Kazakhstani economy is influenced by the economic conditions in Russia due to historically strong trade ties, which manifests in a correlation between the exchange rate of the local currency to the U.S. dollar and that of the Russian ruble to the U.S. dollar.
As of June 30, 2025 and March 31, 2025, based on our analyses, we estimate that a 10% adverse change in the value of the U.S. dollar relative to all other currencies would result in the following:

•A total loss of $147.4 million as of June 30, 2025 and $90.0 million as of March 31, 2025.
•A loss of $137.0 million on trading securities as of June 30, 2025 and $131.3 million as of March 31, 2025.
•A gain of $10.4 million, excluding trading securities, as of June 30, 2025 and a gain of $41.3 million as of March 31, 2025.
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
As of June 30, 2025, and March 31, 2025, our exposure to equity investments at fair value was $128.3 million and $111.1 million, respectively. Based on an analysis of the June 30, 2025, and March 31, 2025 (not including assets held for sale) balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $12.8 million and $11.1 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2025, we had $2,864,477 in margin lending receivables from our customers, $1,397,605 of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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

For description of credit quality of the loans and other details please see Note 7 "Loans Issued" in the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Cybersecurity Risk

Cybersecurity risk refers to the risk of loss, or damage to our reputation, resulting from inadequacies or breaches in our control processes, including IT, information security and data protection incidents, that could lead to penetration, disruption, integrity violation or misuse of our information systems and data.

For a description of these risks, see "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of the 2025 Form 10-K.

For cybersecurity risk management and governance practices see "Cybersecurity" in Part I Item 1C of the 2025 Form 10-K.

Operational Risk
Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems.
For a description of related risks, see the information under the headings "Risks Related to our Business and Operations" in "Risk Factors" in Part I Item 1A of the 2025 Form 10-K.
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
Geopolitical Risk
Geopolitical conflicts, such as the ongoing Russia-Ukraine war and escalating tensions in the Middle East and other regions, have contributed to increased volatility and uncertainty in global financial markets. Such conflicts have resulted in sanctions, trade restrictions, and countermeasures between countries, leading to disruptions in international trade flows, financial transactions, and economic activities. These developments may trigger shortages or price increases for critical commodities, energy resources, and transportation services, amplifying inflationary pressures and influencing central banks' interest-rate policies worldwide. Furthermore, heightened geopolitical tensions increase the risks associated with cybersecurity threats, supply chain disruptions, payment delays, and failures to settle financial transactions. The extent, severity, and duration of these conflicts, sanctions, and associated market disruptions remain uncertain, making it challenging to accurately predict their potential impact on our business, liquidity, financial condition, and results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended on June 30, 2025, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 23 "Commitments and Contingent Liabilities" to the interim condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS

As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

During the period covered by this quarterly report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
4.01	Freedom Finance SPC Ltd. US$1,000,000,000 Bond Program Prospectus, as amended*†
4.02	Offer Terms of the US$200,000,000 Bonds (3rd tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.03	Offer Terms of the EUR87,935,900 Bonds (4th tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.04	Offer Terms of the CNY219,070,900 Bonds (5th tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.05	Guarantee Agreement dated May 22, 2025, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in the total amount of US$330,000,000 Bonds (3rd, 4th and 5th tranches) of Freedom Finance SPC Ltd.*
10.01	Employment Agreement dated August 21, 2023 between Freedom Telecom Holding Ltd. and Kairat Akhmetov*†
10.02	Freedom Holding Corp. Secretary Certificate dated January 27, 2025*
10.03	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Askar Tashtitov*
10.04	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Evgeniy Ler*
10.05	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Jason Kerr*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended June 30, 2025, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.
†    Certain portions of these documents have been redacted in accordance with Item 601(a)(5) and Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 8, 2025	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 8, 2025	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer