Form 10-Q
period 2025-09-30
Freedom Holding Corp.
filed 2025-11-07
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes ☐  No ☒
As of November 7, 2025, the registrant had 61,159,931 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2025, and March 31, 2025	3

	Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income for the Three Months and Six Months Ended September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended September 30, 2025 and 2024	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Six Months Ended September 30, 2025 and 2024	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	104

Item 4.	Controls and Procedures	108

PART II — OTHER INFORMATION		109

Item 1.	Legal Proceedings	109

Item 1A.	Risk Factors	109

Item 5.	Other Information	109

Item 6.	Exhibits	109

Signatures		111

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2025	March 31, 2025

ASSETS
Cash and cash equivalents	$635,975	$837,302
Restricted cash	1,312,229	807,468
Investment securities	2,511,419	2,814,733
Margin lending, brokerage and other receivables, net	3,528,382	3,319,145
Loans issued (including $225,217 and $188,445 to related parties)	1,750,575	1,595,435
Fixed assets, net	263,830	191,103
Intangible assets, net	55,931	54,186
Goodwill	46,247	49,093
Right-of-use asset	37,103	39,828
Insurance contract assets	19,475	37,183
Other assets, net (including $20,568 and $18,994 with related parties)	188,603	168,541
TOTAL ASSETS	$10,349,769	$9,914,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$806,344	$1,418,443
Customer liabilities	5,759,636	4,304,999
Margin lending and trade payables	507,734	1,322,241
Liabilities from insurance activity	520,220	481,539
Current income tax liability	51,153	28,919
Debt securities issued	742,774	469,551
Lease liability	38,804	40,525
Liability arising from continuing involvement	476,030	503,705
Other liabilities	225,852	129,737
TOTAL LIABILITIES	$9,128,547	$8,699,659
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 61,159,931 shares issued and outstanding as of September 30, 2025, and 60,993,949 shares issued and outstanding as of March 31, 2025, respectively	61	61
Additional paid in capital	285,160	246,610
Retained earnings	1,154,682	1,085,565
Accumulated other comprehensive loss	(218,681)	(117,995)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,221,222	$1,214,241

Non-controlling interest	—	117
TOTAL SHAREHOLDERS’ EQUITY	$1,221,222	$1,214,358

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,349,769	$9,914,017
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Fee and commission income	$132,238	$121,051	$239,880	$236,540
Net gain on trading securities	37,104	68,317	82,706	16,215
Interest income	211,662	210,324	410,233	436,328
Insurance premiums earned, net of reinsurance	125,228	160,344	278,485	289,752
Net gain/(loss) on foreign exchange operations	5	6,479	(12,888)	14,568
Net (loss)/gain on derivatives	(3,163)	6,308	12,296	18,802
Sales of goods and services	19,998	12,024	37,222	17,244
Other income	3,035	1,292	11,596	11,689
TOTAL REVENUE, NET	$526,107	$586,139	$1,059,530	$1,041,138

Expense:
Fee and commission expense	$64,162	$90,837	$149,033	$170,984
Interest expense	102,259	124,665	215,669	270,383
Insurance claims incurred, net of reinsurance	79,923	66,684	160,208	113,993
Payroll and bonuses	93,143	66,210	186,244	123,734
Professional services	10,497	8,245	23,521	15,513
Stock compensation expense	15,496	12,056	38,550	22,671
Advertising and sponsorship expense (including $4,892 and $4,644 from related parties for the three months ended, and $10,405 and $6,689 for the six months ended)	27,502	32,433	51,965	54,329
General and administrative expense	45,556	40,856	87,531	81,266
Allowance for expected credit losses	11,944	10,427	16,766	8,657
Cost of sales	15,139	5,239	29,042	9,523
TOTAL EXPENSE	$465,621	$457,652	$958,529	$871,053

INCOME BEFORE INCOME TAX	60,486	128,487	101,001	170,085

Income tax expense	(21,765)	(13,999)	(31,884)	(21,338)

NET INCOME	$38,721	$114,488	$69,117	$148,747

Less: Net loss attributable to non-controlling interest in subsidiary	—	(170)	—	(311)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$38,721	$114,658	$69,117	$149,058

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	4,403	4,306	7,401	7,680
Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	(929)	185	(755)	167
Foreign currency translation adjustments	(65,528)	(19,967)	(107,332)	(85,778)
OTHER COMPREHENSIVE LOSS	(62,054)	(15,476)	(100,686)	(77,931)

COMPREHENSIVE (LOSS)/INCOME BEFORE NON-CONTROLLING INTERESTS	$(23,333)	$99,012	$(31,569)	$70,816

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	(170)	—	(311)

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,333)	$99,182	$(31,569)	$71,127

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	0.65	1.93	1.15	2.51
Earnings per common share - diluted	0.63	1.89	1.13	2.46

Weighted average number of shares (basic)	59,947,187	59,363,122	59,900,589	59,310,891
Weighted average number of shares (diluted)	61,120,016	60,460,173	61,090,631	60,358,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Six Months Ended September 30,
	2025	2024

Cash Flows From Operating Activities
Net income	$69,117	$148,747
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	12,383	8,065
Amortization of deferred acquisition costs	67,400	107,266
Non-cash lease expense	8,412	6,196
Change in deferred taxes	(12,377)	(3,623)
Stock compensation expense	38,550	22,671
Unrealized gain on trading securities	(29,920)	(974)
Unrealized loss/(gain) on derivatives	3,419	(4,053)
Net realized (gain)/loss on available-for-sale securities	(755)	167
Net change in accrued interest	13,150	12,558
Gain on sale of fixed assets	(124)	—
Gain from sale of Comrun LLP	(1,633)	—
Gain from sale of ITS tech	—	(4,201)
Change in insurance reserves	102,495	93,241
Revaluation of investment in associates	168	(1,960)
Change in unused vacation reserves	1,474	474
Allowance for expected credit losses	16,766	8,657
Changes in operating assets and liabilities:
Trading securities	383,638	(187,941)
Margin lending, brokerage and other receivables (including $30,063 and $15,797 changes from related parties)	(222,561)	3,584
Insurance contract assets	6,312	(6,085)
Other assets	(70,099)	(160,073)
Brokerage customer liabilities (including $36,985 and $40,843 changes from related parties)	1,406,494	916,550
Current income tax liability	23,477	(5,152)
Margin lending and trade payables (including $675 and $252 changes from related parties)	(824,968)	(549,368)
Lease liabilities	(8,134)	(5,227)
Liabilities from insurance activity	(16,715)	2,608
Other liabilities	50,143	13,945
Net cash flows from operating activities	1,016,112	416,072

Cash Flows Used In Investing Activities
Purchase of fixed assets and intangible assets	(109,714)	(33,641)
Net change in loans issued to customers	(306,521)	(95,076)
Purchase of available-for-sale securities, at fair value	(207,697)	(144,767)
Proceeds from sale of available-for-sale securities, at fair value	214,253	69,849
Purchase of held-to-maturity securities	(271,847)	—
Capital contribution to investment in associate	(50)	(2,479)
Cash, cash equivalents disposed from sale of Comrun LLP	(55)	—
Cash received from sale of ITS Tech	—	2,000
Cash, cash equivalents disposed from sale of ITS Tech	—	(542)
Consideration paid for Silknet	(2,672)	(11,183)

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash received at acquisition of Silknet	—	54
Consideration paid for acquisition of Astel Group Ltd	(10,346)	—
Cash and cash equivalents received from acquisition of Astel Group Ltd	7,678	—
Cash received from sale of Comrun LLP	2,419	—
Prepayment on acquisitions	—	(7,652)
Net cash flows used in investing activities	(684,552)	(223,437)

Cash Flows From Financing Activities
Net repayment of securities repurchase agreement obligations	(519,922)	30,269
Proceeds from issuance of debt securities	270,229	—
Net change in bank customer deposits	413,721	308,669
Repurchase of mortgage loans under the State Program	(27,186)	(26,771)
Funds received under state program for financing of mortgage loans	32,625	40,793
Net proceeds from loans received	50,272	17,355
Net cash flows from financing activities	219,739	370,315

Effect of changes in foreign exchange rates on cash and cash equivalents	(247,006)	(106,027)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(859)	186

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	303,434	457,109

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,644,770	1,007,721

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,948,204	$1,464,830

	For The Six Months Ended September 30,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$182,821	$252,860
Income tax paid	$25,196	$30,312

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$4,735	$(218)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	September 30, 2024

Cash and cash equivalents	$635,975	$569,179
Restricted cash	1,312,229	895,651
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,948,204	$1,464,830

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

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At June 30, 2025	61,205,640	$61	$269,664	$1,115,961	$(156,627)		$1,229,059		$—		$1,229,059

Forfeited stock based compensation	(82,906)	—	—	—	—		—		—		—
Stock based compensation	37,197	—	15,496	—	—		15,496		—		15,496
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(65,528)		(65,528)		—		(65,528)
Other comprehensive income	—	—	—	—	3,474		3,474		—		3,474
Net income	—	—	—	38,721	—		38,721		—		38,721

At September 30, 2025	61,159,931	$61	$285,160	$1,154,682	$(218,681)	0	$1,221,222	0	$—	0	$1,221,222

At March 31, 2025	60,993,949	$61	$246,610	$1,085,565	$(117,995)		$1,214,241		$117		$1,214,358

Sale of Comrun LLP	—	—	—	—	—		—		(117)		(117)
Forfeited stock based compensation	(82,906)	—	—	—	—		—		—		—
Stock based compensation	248,888	—	38,550	—	—		38,550		—		38,550
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(107,332)		(107,332)		—		(107,332)
Other comprehensive income	—	—	—	—	6,646		6,646		—		6,646
Net income	—	—	—	69,117	—		69,117		—		69,117

At September 30, 2025	61,159,931	$61	$285,160	$1,154,682	$(218,681)		$1,221,222		$—		$1,221,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At June 30, 2024	60,721,010	$60	$197,205	1,033,140	$(81,393)	$1,149,012	$3,167	$1,152,179

Delivered stock based compensation from previous year	3,648	—	290	—	—	290	—	290
Forfeited stock based compensation	(310,700)	—	—	—	—	—	—	—
Undelivered stock based compensation	(12,816)	—	(302)	—	—	(302)	—	(302)
Stock based compensation	156,659	1	12,056	—	—	12,057	—	12,057
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(19,967)	(19,967)	—	(19,967)
Other comprehensive income	—	—	—	—	4,491	4,491	—	4,491
Net income/(loss)	—	—	—	114,658	—	114,658	(170)	114,488

At September 30, 2024	60,557,801	$61	$209,249	$1,147,798	$(96,869)	$1,260,239	$2,997	$1,263,236

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)	$1,163,650	$3,308	$1,166,958

Delivered stock based compensation from previous year	215,878	—	3,092	—	—	3,092	—	3,092
Forfeited stock based compensation	(310,700)	—	—	—	—	—	—	—
Undelivered stock based compensation	(12,816)	—	(302)	—	—	(302)	—	(302)
Stock based compensation	343,626	1	22,671	—	—	22,672	—	22,672
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(85,778)	(85,778)	—	(85,778)
Other comprehensive income	—	—	—	—	7,847	7,847	—	7,847
Net income/(loss)	—	—	—	149,058	—	149,058	(311)	148,747

At September 30, 2024	60,557,801	$61	$209,249	$1,147,798	$(96,869)	$1,260,239	$2,997	$1,263,236

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services information, processing services and lifestyle services. The Company also owns several ancillary businesses, which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates (UAE), Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and the Group also has representative offices in Austria, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX"). The Company's common stock is included in Russell 3000® Index.
As of September 30, 2025, the Company owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Prime Executions, Inc. (d/b/a Freedom Capital Markets) ("FCM")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Turkey	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
Insurance Segment
Freedom Finance Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Freedom Digital Exchange CJSC	Kyrgyzstan	Digital asset services
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales
Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Finance Commercial LLP	Kazakhstan	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Kyrgyzstan	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP	Kazakhstan	Media and entertainment
Freedom Cloud LLP (formerly, DITel LLP) ("Freedom Cloud")	Kazakhstan	Telecommunications
SilkNetCom LLP ("SilkNetCom")	Kazakhstan	Telecommunications
Elitecom LLP ("Elitecom")	Kazakhstan	Telecommunications
Astel Group LTD	Kazakhstan	Holding company
Arna-Sprint Data Communications JSC	Kazakhstan	Rental and leasing of other personal items and household goods
Astel JSC	Kazakhstan	Other wireless telecommunications
Freedom Kazakhstan PC Ltd	Kazakhstan	Holding company
Freedom Advertising Ltd	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Events LLP	Kazakhstan	Concert and events organizations
Freedom Tech Ltd	Kazakhstan	IT services
Freedom Ventures Ltd	Kazakhstan	Investment company
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE.	UAE	Consulting
Freedom Management Ltd.	UAE	Consulting
Freedom Telecom International FZE ("FTI")	UAE	Telecommunications
Freedom Finansial Hizmetler Anonim Şirketi	Turkey	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited ("Prime UK")	UK	Management consulting
Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC	Cyprus	Financial services
Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom24 Bulgaria VCC	Bulgaria	Tied Agent of Freedom EU
Freedom24 Greece Single Members P.C	Greece	Tied Agent of Freedom EU
Freedom24 Poland LTD	Poland	Tied Agent of Freedom EU
Freedom24 Lithuania, UAB	Lithuania	Tied Agent of Freedom EU
Freedom24 Iberia SL	Spain	Tied Agent of Freedom EU
Freedom24 Netherlands B.V.	Netherlands	Tied Agent of Freedom EU
Freedom24 Austria GmbH	Austria	Tied Agent of Freedom EU
Freedom24 France	France	Tied Agent of Freedom EU
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro ("LD Micro")	USA	Event platform
Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		75

Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance, as well as lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Republican Stock Exchange of Tashkent (UZSE), and the Uzbek Republican Currency Exchange (UZCE). Additionally, the Company U.S. subsidiary FCM it is a member of the New York Stock Exchange (NYSE) and the Nasdaq Stock Exchange (Nasdaq). Freedom EU enhances the Company's offerings by providing customers with operational support and access to investment opportunities in the United States and the European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally defined as entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of September 30, 2025, the Company did not have any VIEs.
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

The Group launched a cashback-based loyalty program, according to which cashback is provided for purchases made with Bank's card, depending on the customer loyalty level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price.

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Single non-related party	$101,759	$79,011	$183,031	$163,284

For the three months ended September 30, 2025 and September 30, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $97,214 and $71,410, respectively and interest income from margin loans to one customer in the amount of $4,545 and $7,601, respectively.

For the six months ended September 30, 2025 and September 30, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $169,539 and $136,289, respectively, and interest income from margin loans to one customer in the amount of $13,492 and $26,995, respectively.

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

Gross versus net revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Group is a principal or an agent in a transaction. In general, the primary

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which the Group controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price the Group has in providing the good or service, the more likely it is considered a principal rather than an agent.

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

Based on the contractual arrangements with customers, the Group acts as an agent on behalf of its customers by enabling customers to enter into long and short positions within the Group's omnibus accounts. The Group facilitates the purchase and sale of securities and securities and margin lending transactions through its platforms by routing purchases and sales transactions from its customers, including its market-making customer, through its prime brokers. All the customers, including the market-making customer, act on a principal basis and assume the associated market and counterparty risks of their respective positions. The Group does not act as a counterparty to its customers’ buy or sell transactions but may provide them with margin loans and securities lending transactions. The Group's customers have control of the securities they transact on the Group's platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on the Group's consolidated balance sheets.

Impairment of Goodwill
Goodwill allocated to reporting units, which are identified as the operating segments or one level below operating segments that generate separate financial information, is regularly reviewed by management. The assignment of goodwill to reporting units allows for the assessment of potential impairment at the appropriate level within the organization.
The Group has identified its reporting units based on its organizational and operational structure, as well as the level at which internal financial information is reviewed by management to make strategic decisions. We have the following reporting units: Banking, Insurance, Brokerage, and Other. The management team responsible for each unit reviews financial information related to such reporting unit, including revenue, expenses, and market trends.
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

As of September 30, 2025 and March 31, 2025, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $46,247 and $49,093, respectively.

The amount of goodwill at September 30, 2025 decreased compared to March 31, 2025 primarily due to the impact of foreign currency translation and sale of Comrun LLP. However, excluding the effects of foreign exchange rate movements,

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
goodwill increased as a result of the acquisition of 100% interest in Astel Group Ltd. by Freedom Telecom, according to preliminary results. Final valuation of Astel Group Ltd. was not completed.
The changes in the carrying amount of goodwill for three months ended September 30, 2025 and 2024, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Foreign currency translation difference	(75)	(6)	(75)	(2,703)	(2,859)
Acquired	—	—	—	3,377	3,377
Balance as of September 30, 2024	$2,613	$2,740	$965	$46,848	$53,166

Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Foreign currency translation difference	(77)	(594)	(75)	(3,163)	(3,909)
Write-off due to the sale	—	—	—	(560)	(560)
Acquired	—	—	—	1,623	1,623
Balance as of September 30, 2025	$2,491	$2,141	$846	$40,769	$46,247

Accumulated impairment
Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of September 30, 2024	$—	$—	$—	$—	$—

Balance as of March 31, 2025	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of September 30, 2025	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of September 30, 2024	$2,613	$2,740	$965	$46,848	$53,166
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Balance as of September 30, 2025	$2,491	$2,141	$846	$40,769	$46,247
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in ASU 2023-05 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not expect that ASU 2023-05 will have an impact on its consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The Company does not expect that ASU No 2024-02 will have an impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No. 2024-03 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The amendments in this update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2024-04 will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update affect entities involved in acquisition transactions effected primarily by exchanging equity interest when the legal acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU No 2025-03 will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this update affect all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The amendments in this update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2025-04 will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact that ASU No 2025-05 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: a prospective transition approach, a modified transition

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, a retrospective transition approach. The Company is currently evaluating the impact that ASU No 2025-06 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The Board is issuing this update to address stakeholders’ concerns about the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that ASU No. 2025-07 will have on its consolidated financial statements and related disclosures.

NOTE 3 – CASH AND CASH EQUIVALENTS
As of September 30, 2025, and March 31, 2025, cash and cash equivalents consisted of the following:

	September 30, 2025	March 31, 2025

Short term deposits in commercial banks	$241,398	$262,345
Short term deposits in National Bank (Kazakhstan)	174,515	311,065
Securities purchased under reverse repurchase agreements	105,315	81,118
Petty cash in bank vault and on hand	54,208	59,533
Overnight deposits	18,977	81,962
Cash in transit	16,578	10,546
Short term deposits on brokerage accounts	9,208	20,567
Short term deposits in National Bank (Tajikistan)	6,934	7,647
Short term deposits in stock exchanges	6,349	2,391
Short term deposits in the Central Depository (Kazakhstan)	2,411	510
Other short term deposits and accounts	557	—

Allowance for Cash and cash equivalents	(475)	(382)

Total cash and cash equivalents	$635,975	$837,302

As of September 30, 2025, and March 31, 2025, total cash and cash equivalents included short-term collateralized securities received under reverse repurchase agreements which the Group enters into on the KASE. The KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of September 30, 2025, and March 31, 2025 are presented below:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	12.98%	$75,442	$4,940	$80,382
Corporate equity	13.80%	19,408	—	19,408
Corporate debt	10.14%	4,478	—	4,478
US sovereign debt	3.50%	1,047	—	1,047
Total		$100,375	$4,940	$105,315

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.05%	$58,202	$58,202
Corporate debt	13.27%	16,644	16,644
Non-US sovereign debt	4.48%	4,436	4,436
US sovereign debt	16.75%	1,836	1,836
Total		$81,118	$81,118
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of September 30, 2025 and March 31, 2025, was $107,264 and $82,140, respectively.
As of September 30, 2025 and March 31, 2025, securities purchased under reverse repurchase agreements included accrued interest in the amount of $135 and $5, with a weighted average maturity of 6 days and 1 day, respectively.
NOTE 4 – RESTRICTED CASH
As of September 30, 2025, and March 31, 2025, restricted cash consisted of the following:

	September 30, 2025	March 31, 2025

Brokerage customers’ cash	$1,206,236	$737,546
Guaranty deposits	106,636	70,026
Restricted bank accounts	8,716	8,122
Due from banks	6,537	6,904
Deferred distribution payment	23	23

Allowance for restricted cash	(15,919)	(15,153)

Total restricted cash	$1,312,229	$807,468

As of September 30, 2025, and March 31, 2025, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – INVESTMENT SECURITIES
As of September 30, 2025 and March 31, 2025, trading, available-for-sale securities and held-to-maturity securities consisted of the following:

	September 30, 2025	March 31, 2025

Non-U.S. sovereign debt	$977,357	$1,282,450
Corporate debt	532,203	807,985
Corporate equity	148,271	106,227
U.S. sovereign debt	76,343	73,787
Exchange traded notes and funds	6,352	4,837
Total trading securities	$1,740,526	$2,275,286

	September 30, 2025	March 31, 2025

Non-U.S. sovereign debt	$220,214	$208,231
Corporate debt	197,676	243,730
U.S. sovereign debt	21,911	21,626
Total available-for-sale securities, at fair value	$439,801	$473,587

	September 30, 2025	March 31, 2025

Non-U.S. sovereign debt	$331,263	$65,914
Allowance for Non-US sovereign debt	(171)	(54)
Total held-to-maturity securities	$331,092	$65,860

Total investment securities	$2,511,419	$2,814,733

The following tables present maturity analysis for available-for-sale securities as of September 30, 2025, and March 31, 2025:

	September 30, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	$32,621	$53,008	$130,351	$4,234	220,214
Corporate debt	62,833	127,476	4,242	3,125	197,676
US sovereign debt	—	20,714	—	1,197	21,911
Total available-for-sale securities, at fair value	$95,454	$201,198	$134,593	$8,556	$439,801

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	85,300	141,382	9,308	7,740	243,730
Non-US sovereign debt	66,593	96,662	29,136	15,840	208,231
US sovereign debt	—	20,421	—	1,205	21,626
Total available-for-sale securities, at fair value	$151,893	$258,465	$38,444	$24,785	$473,587

The following tables present maturity analysis for held-to-maturity securities as of September 30, 2025, and March 31, 2025:

	September 30, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	160,275	105,291	65,526	331,092
Total held-to-maturity securities	$—	$160,275	$105,291	$65,526	$331,092

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	—	11,931	53,929	65,860
Total held-to-maturity securities	$—	$—	$11,931	$53,929	$65,860

As of September 30, 2025, the Group held debt securities of a single issuer that individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,492,464. Similarly, as of March 31, 2025, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,527,340 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $578,862. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of the September 30, 2025 and March 31, 2025, the Group had $388 and $406 that was recognized as other-than-temporary impairment in accumulated other comprehensive loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2025, and March 31, 2025:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of September 30, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.59%	$977,357	$492,282	$485,075	$—
Corporate debt	12.90%	532,203	257,185	273,945	1,073
Corporate equity	—	148,271	125,700	1,190	21,381
U.S. sovereign debt	3.72%	76,343	76,343	—	—
Exchange traded notes and funds	—	6,352	4,572	1,780	—

Total trading securities		$1,740,526	$956,082	$761,990	$22,454

Non-U.S. sovereign debt	11.47%	$220,214	$78,235	$141,979	$—
Corporate debt	16.11%	197,676	95,532	102,144	—
U.S. sovereign debt	2.40%	21,911	21,911	—	—

Total available-for-sale securities, at fair value		$439,801	$195,678	$244,123	$—
As of September 30, 2025, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $70,876, and using Level 2 inputs, totaled $240,339. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of September 30, 2025.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	September 30, 2025
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Non-US sovereign debt	331,092	88	(19,965)	311,215	2028 - 2037
Total held-to-maturity securities	$331,092	$88	$(19,965)	$311,215

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.24%	$1,282,450	$987,657	$294,793	$—
Corporate debt	13.93%	807,985	299,123	508,862	—
Corporate equity	—	106,227	81,810	6,097	18,320
U.S. sovereign debt	3.99%	73,787	73,787	—	—
Exchange traded notes and funds	—	4,837	2,369	2,468	—

Total trading securities		$2,275,286	$1,444,746	$812,220	$18,320

Corporate debt	14.81%	$243,730	$91,537	$152,193	$—
Non-U.S. sovereign debt	9.96%	208,231	128,772	79,459	—
U.S. sovereign debt	2.73%	21,626	21,626	—	—

Total available-for-sale securities, at fair value		$473,587	$241,935	$231,652	$—
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below presents the valuation techniques and significant Level 3 inputs used in the valuation as of September 30, 2025, and March 31, 2025. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of September 30, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	19,291	Discount rate	13.4%
			Estimated number of years	3 years
			Termination multiplier	15.1x
Corporate equity	DCF	1,974	Discount rate	11.4%
			Estimated number of years	5 years
			Termination multiplier	0.95x
Corporate debt	DCF	1,073	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	116	Discount rate	58.8%
			Estimated number of years	9 years
Total		$22,454

Type	Valuation Technique	FV as of March 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,193	Discount rate	21.5%
			Estimated number of years	2 years
			Termination multiplier	19.5x
Corporate equity	DCF	127	Discount rate	58.8%
			Estimated number of years	9 years
Total		$18,320
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2025, and the year ended March 31, 2025:

Trading securities
Balance as of March 31, 2024	$20,442

Revaluation of investments that use Level 3 inputs	(2,122)
Balance as of March 31, 2025	$18,320

Reclassification to Level 3	1,073
Sale of investments that use Level 3 inputs	—
Purchase of investments that use Level 3 inputs	1,974
Revaluation of investments that use Level 3 inputs	1,087
Balance as of September 30, 2025	$22,454

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of September 30, 2025, and March 31, 2025:

	September 30, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive (loss)/income including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Non-U.S. sovereign debt	$225,572	$(388)	$(4,970)	$220,214	2025 - indefinite
Corporate debt	198,580	—	(904)	197,676	2025 - 2039
U.S. sovereign debt	21,927	—	(16)	21,911	2027 - 2044
Total available-for-sale securities, at fair value	$446,079	$(388)	(5,890)	$439,801

	March 31, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$243,660	$(28)	$98	$243,730	2025 - 2039
Non-U.S. sovereign debt	211,628	(378)	(3,019)	208,231	2024 - indefinite
U.S. sovereign debt	21,868	—	(242)	21,626	2027 - 2044
Total available-for-sale securities, at fair value	$477,156	$(406)	$(3,163)	$473,587

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of September 30, 2025, and March 31, 2025, consisted of:

	September 30, 2025	March 31, 2025

Margin lending receivables	$3,494,576	$3,294,569
Receivables from telecommunication services	16,468	9,985
Bank commissions receivable	6,932	7,529
Bond coupon receivable and dividends accrued	5,258	6,832
Receivables from brokerage customers	2,850	2,399
Other receivables	18,935	17,087

Allowance for receivables	(16,637)	(19,256)

Total margin lending, brokerage and other receivables, net	$3,528,382	$3,319,145

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
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions, excluding the Company's own shares held by the clients in their brokerage accounts. As of September 30, 2025, and March 31, 2025, the fair value of collateral held by the Group under margin loans was $5,373,967 and $6,379,368, respectively.

As of September 30, 2025, and March 31, 2025, the Company had one non-related party customers and three non-related party customers whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $1,179,017 and $2,323,461, respectively. The collateral held from these non-related party customers was valued at $1,578,444 and $3,218,277 as of September 30, 2025, and March 31, 2025, respectively.

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
As of September 30, 2025 and March 31, 2025, using actual, historical and statistical data, the Group recorded an allowance for brokerage receivables in the amounts of $16,637 and $19,256, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of September 30, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$961,474	October 2025 - May 2051	12.0%	$961,381	KZT
Corporate loans	243,036	October 2025 - September 2035	17.1%	185,550	KZT
Right of claim for purchased retail loans	234,754	October 2025 - May 2031	15.0%	234,754	KZT
Loans to SME	226,714	October 2025 - June 2032	29.5%	30,484	KZT
Car loans	147,884	October 2025 - September 2032	24.2%	145,926	KZT
Retail loans	9,652	October 2025 - July 2045	29.4%	1,154	KZT
Other	9,066	October 2025 - May 2030	3.0%/ 18.0%	15	USD/KZT//EUR

Allowance for loans issued	(82,005)

Total loans issued	$1,750,575
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

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 5% interest annually as described above. As of September 30, 2025 and March 31, 2025, the corresponding liability amounted to $476,030 and $503,705, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of September 30, 2025 and March 31, 2025, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $484,600 and $511,851, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group has an agreement with Microfinance Organization Freedom Finance Credit LLP ("FFIN Credit"), a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. Following the successful pilot, the Company intends to either acquire FFIN Credit from Mr. Turlov or implement an in-house solution to replicate its functions, ensuring continuity and scalability of the lending operations. The bank has legal ownership over purchase from FFIN Credit uncollateralized retail loans, however, in accordance with U.S. GAAP requirements, the Group does not recognize those loans, since effective control over the transferred loans are maintained by FFIN Credit. Instead, the Group recognizes

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
the loans receivable from FFIN Credit presented on the Condensed Consolidated Balance Sheets within the loans issued. As of September 30, 2025 and March 31, 2025, right of claims for purchased retail loans amounted to $234,754 and $183,635, respectively.

The total accrued interest for loans issued amounted to $16,562 as of September 30, 2025 and $13,385 as of March 31, 2025.
Loans issued as of March 31, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$924,530	April 2025 - March 2050	11.4%	$924,386	KZT
Loans to SME	244,217	April 2025 - February 2032	28.6%	35,141	KZT
Right of claim for purchased retail loans	183,635	April 2025 - March 2030	15.0%	183,635	KZT
Car loans	156,340	April 2025 - April 2032	24.2%	155,320	KZT
Corporate loans	149,143	April 2025 - December 2031	19.1%	92,739	KZT
Retail loans	4,847	September 2025 - March 2045	21.2%	663	KZT
Other	7,838	April 2025 - September 2029	18.0%/12.70%/3.00%	29	KZT/EUR/USD

Allowance for loans issued	(75,115)

Total loans issued	$1,595,435
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification and origination year as of September 30, 2025. Current vintage disclosure is the requirement due to first adoption of ASC 326.

	Term Loans by Origination Fiscal Year
	2026		2025		2024		2023	2022	Prior	Revolving loans	Total
Mortgage loans	$161,750		$288,978		$160,218		$324,647	$25,881	$—	$—	$961,474
that are not credit impaired	161,413		286,687		157,380		322,008	25,579	—	—	953,067
with significant increase in credit risk	301		1,165		1,547		1,174	232	—	—	4,419
that are credit impaired	36		1,126		1,291		1,465	70	—	—	3,988
Loans to SME	44,384		71,826		96,093		14,411	—	—	—	226,714
that are not credit impaired	43,347		65,538		74,036		10,558	—	—	—	193,479
with significant increase in credit risk	670		1,502		3,026		441	—	—	—	5,639
that are credit impaired	367		4,786		19,031		3,412	—	—	—	27,596
Right of claim for purchased retail loans	133,129		86,820		14,174		628	3	—	—	234,754
that are not credit impaired	133,129		86,820		14,174		628	3	—	—	234,754
Corporate loans	178,193		64,748		95		—	—	—	—	243,036
that are not credit impaired	177,836	—	64,345	—	95	—	—	—	—	—	242,276
with significant increase in credit risk	292		113		—		—	—	—	—	405
that are credit impaired	65		290		—		—	—	—	—	355
Car loans	34,763		4,369		84,849		23,903	—	—	—	147,884
that are not credit impaired	34,680		4,339		79,140		17,068	—	—	—	135,227
with significant increase in credit risk	83		30		1,094		532	—	—	—	1,739
that are credit impaired	—		—		4,615		6,303	—	—	—	10,918
Retail loans	5,650		3,055		883		64	—	—	—	9,652
that are not credit impaired	5,477		2,801		715		62	—	—	—	9,055
with significant increase in credit risk	159		96		16		—	—	—	—	271
that are credit impaired	14		158		152		2	—	—	—	326
Other	162		310		2,169		6,388	37	—	—	9,066
that are not credit impaired	162		310		2,162		6,388	37	—	—	9,059
with significant increase in credit risk	—		—		—		—	—	—	—	—
that are credit impaired	—		—		7		—	—	—	—	7
Total	$558,031		$520,106		$358,481		$370,041	$25,921	$—	$—	$1,832,580

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

	Term Loans by Origination Fiscal Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Mortgage loans	$336,535	$186,816	$370,588	$30,591	$—	$—	$—	$924,530
that are not credit impaired	336,051	184,610	367,918	29,876	—	—	—	918,455
with significant increase in credit risk	410	1,361	1,402	340	—	—	—	3,513
that are credit impaired	74	845	1,268	375	—	—	—	2,562
Loans to SME	98,556	126,835	18,826	—	—	—	—	244,217
that are not credit impaired	96,338	109,461	15,647	—	—	—	—	221,446
with significant increase in credit risk	1,185	3,612	663	—	—	—	—	5,460
that are credit impaired	1,033	13,762	2,516	—	—	—	—	17,311
Right of claim for purchased retail loans	151,237	30,702	1,688	8	—	—	—	183,635
that are not credit impaired	151,237	30,702	1,688	8	—	—	—	183,635
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	—	—	—	—	—
Car loans	5,974	116,459	33,907	—	—	—	—	156,340
that are not credit impaired	5,974	110,871	26,014	—	—	—	—	142,859
with significant increase in credit risk	—	1,603	837	—	—	—	—	2,440
that are credit impaired	—	3,985	7,056	—	—	—	—	11,041
Corporate loans	148,599	470	74	—	—	—	—	149,143
that are not credit impaired	146,785	470	74	—	—	—	—	147,329
with significant increase in credit risk	1,813	—	—	—	—	—	—	1,813
that are credit impaired	1	—	—	—	—	—	—	1
Retail loans	3,774	1,066	7	—	—	—	—	4,847
that are not credit impaired	3,682	887	5	—	—	—	—	4,574
with significant increase in credit risk	34	18	—	—	—	—	—	52
that are credit impaired	58	161	2	—	—	—	—	221
Other	232	1,237	6,323	46	—	—	—	7,838
that are not credit impaired	232	1,229	6,323	46	—	—	—	7,830
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	8	—	—	—	—	—	8
Total	$744,907	$463,585	$431,413	$30,645	$—	$—	$—	$1,670,550

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Aging analysis of past due loans as of September 30, 2025 and March 31, 2025, is as follows:

	September 30, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,787	$1,632	$3,988	$953,067	$961,474
Loans to SME	2,911	2,728	27,596	193,479	226,714
Right of claim for purchased retail loans	—	—	—	234,754	234,754
Corporate loans	312	93	355	242,276	243,036
Car loans	1,007	732	10,918	135,227	147,884
Retail loans	207	64	326	9,055	9,652
Other	—	—	8	9,058	9,066

Total	$7,224	$5,249	$43,191	$1,776,916	$1,832,580

	March 31, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,835	$678	$2,562	$918,455	$924,530
Loans to SME	3,325	2,135	17,311	221,446	244,217
Right of claim for purchased retail loans	—	—	—	183,635	183,635
Car loans	1,548	892	11,041	142,859	156,340
Corporate loans	730	1,083	1	147,329	149,143
Retail loans	36	16	221	4,574	4,847
Other	—	—	8	7,830	7,838

Total	$8,474	$4,804	$31,144	$1,626,128	$1,670,550

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The activity in the allowance for credit losses for the six months ended September 30, 2025 and 2024 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2025	(10,698)	(35,194)	(2,640)	(760)	(8,466)	(17,332)	(25)	$(75,115)
Charges	(2,457)	(17,376)	(2,077)	(1,049)	(2,643)	(19,555)	(5)	(45,162)
Recoveries	10,033	5,427	2,705	225	1,976	11,214	—	31,580
Write off	3	—	—	—	—	—	—	3
Forex	542	3,377	187	97	717	1,769	—	6,689
September 30, 2025	$(2,577)	$(43,766)	$(1,825)	$(1,487)	$(8,416)	$(23,904)	$(30)	$(82,005)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	(3,034)	(19,558)	(10)	(150)	(14,260)	(6,575)	(31)	$(43,618)
Charges	(1,942)	(14,386)	(225)	(244)	(2,687)	(4,432)	(27)	(23,943)
Recoveries	780	4,525	17	47	5,193	4,534	—	15,096
Write off	—	43	—	4	260	—	30	337
Forex	261	1,768	9	18	916	466	—	3,438
September 30, 2024	$(3,935)	$(27,608)	$(209)	$(325)	$(10,578)	$(6,007)	$(28)	$(48,690)

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
The tax rates used for deferred tax assets and liabilities as of September 30, 2025, and March 31, 2025, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% for United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
During the six months ended September 30, 2025, and 2024, the effective tax rate was equal to 31.6% and 12.5%, respectively.
On July 15 and 18, 2025, the President of the Republic of Kazakhstan signed the Law on Amendments to the current Tax Code of the Republic of Kazakhstan, as well as the new Tax Code of the Republic of Kazakhstan, which will come into effect on January 1, 2026.

The amendments related to the current tax code of Kazakhstan, is effective for the period starting from January 1, 2025 until December 31, 2025, and concerns the procedures and deadlines for filing individual tax returns. There will also be an additional 10% applied to the corporate income tax rate on certain types of income, including net income from debt securities issued by Ministry of Finance of Kazakhstan, income from short-term deposits with the National Bank of Kazakhstan, net income from swaps with maturities of up to one year, and net interest income from direct and reverse REPO transactions. As a result of this change, the Company's Kazakhstani subsidiaries have incurred additional income tax expense in the amount of $14,718 for the three and six months ended September 30, 2025. The details are presented in the table below:

Tax effect at Kazakhstani subsidiaries	14,718
Foreign tax credit used for GILTI and Subpart F Income taxes	(5,378)
Foreign tax credit used for Pillar II	(4,805)
Income tax expense effect, net of foreign tax credits	4,535
Income before income tax expenses for six month ended September 30, 2025	101,001
Effect on the consolidated effective tax rate	4.49%
The new Tax Code of Kazakhstan, effective from January 1, 2026, is mainly aimed at reducing the volume of tax exemptions and transitioning to differentiated tax rates across various sectors of the economy. The new Tax Code provides for an increase in the corporate income tax rate for the banking sector to 25%, except for income from business lending, the elimination of VAT exemptions on certain financial operations, and an increase in the VAT rate to 16%. In addition, the new Tax Code does not stipulate an additional 10% tax. Income from government securities will be partially tax exempted from taxable income with a limit up to 50% from total income from government securities.
On July 4, 2025, US President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective from April 1, 2026 and others implemented through 2027.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of September 30, 2025, and March 31, 2025, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.47%	$575,652	$6	$575,658
Corporate debt	15.96%	180,626	49,268	229,894
Corporate equity	16.00%	792	—	792
Total securities sold under repurchase agreements		$757,070	$49,274	$806,344

	March 31, 2025
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.74%	$904,940	$2,364	$907,304
Corporate debt	15.95%	423,572	87,120	510,692
Corporate equity	3.25%	447	—	447
Total securities sold under repurchase agreements		$1,328,959	$89,484	$1,418,443
The fair value of collateral pledged under repurchase agreements as of September 30, 2025, and March 31, 2025, was $803,205 and $1,436,271, respectively.
Securities pledged as collateral by the Group under repurchase agreements include trading securities, available-for-sale, and held-to-maturity securities with market quotes and significant trading volume.
As of September 30, 2025 and March 31, 2025, securities repurchase agreement obligations included accrued interest in the amount of $2,402 and $4,798, with a weighted average maturity of 9 days and 10 days, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of September 30, 2025, and March 31, 2025, customer liabilities consisted of:

	September 30, 2025		March 31, 2025

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$1,829,720	0.04% - 18.45%	$1,722,313	0.05% - 18.3%
Total interest bearing deposits	$1,829,720		$1,722,313

Non-interest-bearing deposits:
Brokerage customers	$3,407,509		$2,167,111
Customer accounts	522,407		415,575
Total non-interest-bearing accounts	$3,929,916		$2,582,686

Total customer liabilities	$5,759,636		$4,304,999
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a periodic basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $36 for each customer. As at September 30, 2025, and March 31, 2025, respectively, the Group had total amounts in excess of insured bank term deposits of $737,127 and $669,753 for all customers.
As of September 30, 2025, and March 31, 2025, the Group had customer liability to a single non-related party that individually exceeded 10% of the Group’s total customer liability in the amount of $2,114,962 and $731,363, respectively.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of September 30, 2025, and March 31, 2025, margin lending and trade payables of the Group comprised the following:

	September 30, 2025	March 31, 2025

Margin lending payables	$463,162	$1,290,569
Payables to suppliers of goods and services	29,947	20,096
Payables to merchants	5,482	5,982
Other	9,143	5,594
Total margin lending and trade payables	$507,734	$1,322,241
The fair value of collateral held by the Group under margin loans as of September 30, 2025, and March 31, 2025 was $4,345,807 and $4,521,411, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of September 30, 2025, and March 31, 2025, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	Principal Amount as of September 30, 2025	Principal Amount as of March 31, 2025	Interest rate	Issue date	Maturity date	Denominated Currency

Freedom SPC bonds due 2026	$200,860	$201,311	10.5%	September, 2024	September, 2026	USD
Freedom SPC bonds due 2027	200,551	—	10.0%	May, 2025	May, 2027	USD
Freedom SPC bonds due 2028	200,263	200,305	1-2 years: 12% 3-5 years: EFFR + 6.5%	December, 2023	December, 2028	USD
Freedom SPC bonds due 2027	68,875	—	8.0%	May, 2025	May, 2027	EUR
Freedom SPC bonds due 2026	64,930	64,801	5.5%	October, 2021	October, 2026	USD
Freedom SPC bonds due 2027	1,779	—	9.0%	May, 2025	May, 2027	CNY
Accrued interest	5,516	3,134
Total debt securities issued	$742,774	$469,551
The Freedom SPC bonds are denominated in U.S. dollars, euros, Chinese yuans and were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX. The Group is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and 10.5%. The maturity dates for those bonds are in October and September 2026. Interest payments are due to be made semi-annually in April and October, and on a quarterly basis.
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
The Freedom SPC bonds due 2027 bear interest at an annual rate of 8%, 9% and 10% and maturity date in May 2027. Interest is paid on a quarterly basis.
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
As of September 30, 2025, and March 31, 2025, the Group recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities.

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
As of September 30, 2025, and March 31, 2025, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	September 30, 2025	March 31, 2025
Assets:

Claims receivable from reinsurance	$8,840	$3,023
Amounts due from reinsured	5,937	5,583
Amounts due from policyholders	4,366	15,197
Advances paid for reinsurance	1,569	5,364
Less provision for impairment losses	(6,576)	(2,432)
Insurance and reinsurance receivables	$14,136	$26,735

Unearned premium reserve, reinsurers’ share	3,163	7,028
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	2,176	3,420

Total	$19,475	$37,183
As of September 30, 2025, and March 31, 2025, insurance and reinsurance payables of the Company was comprised of the following:

	September 30, 2025	March 31, 2025
Liabilities:

Amounts payable to insured	$4,321	$9,417
Amounts payable to reinsurers	1,688	1,669
Amounts payable to agents and brokers	1,426	6,287
Insurance and reinsurance payables:	$7,435	$17,373

Unearned premium reserve	100,859	87,194
Reserves for claims and claims’ adjustment expenses	411,926	376,972

Total	$520,220	$481,539

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Reserve Rollforward Table

	September 30, 2025	March 31, 2025

Reserves for claims and claims' adjustment expenses, beginning of the period	$405,361	$223,693
Reinsurance share, beginning of the period	(2,343)	(4,032)
Reserves for claims and claims' adjustment expenses, net of reinsurance	403,018	219,661
Claims and claims' adjustment expenses incurred:
Current period	57,779	234,782
Prior periods, excluding discount and amortization of deferred gain	(860)	(6,429)
Total claims and claims' adjustment expenses incurred	56,919	228,353
Claims and claims' adjustment expenses paid:
Current period	(14,735)	(27,551)
Prior periods	(13,080)	(14,290)
Total claims and claims' adjustment expenses paid	(27,815)	(41,841)
Other changes:
Foreign exchange effect	(22,371)	(32,621)
Total other changes	(22,371)	(32,621)
Reserves for claims and claims' adjustment expenses, end of the period	411,926	376,972
Reinsurance share, end of the period	(2,176)	(3,420)
Total	$409,750	$373,552
Allocation by Contract Type

Reserves for claims and claims' adjustment expenses, net of reinsurance	Long-Duration	Short-Duration	Total

September 30, 2025	$343,758	$65,992	$409,750
March 31, 2025	$289,275	$84,277	$373,552

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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the three months and six months ended September 30, 2025, the Group netted its cashback incentives with bank services fee in the amount of $32.1 million and $55.1 million, respectively.

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

Contract assets arise when the revenue associated with the contract is recognized before the Group's unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of September 30, 2025 and March 31, 2025 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of September 30, 2025 and March 31, 2025 contract liability balances were not material.

During the three months ended September 30, 2025 and September 30, 2024 fee and commission income was comprised of:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$137,646	$—	$—	$—	$137,646
Agency fee income	—	—	—	6,365	6,365
Commission income from payment processing	—	—	—	5,008	5,008
Underwriting and market-making services	1,527	—	—	—	1,527
Bank services	—	(18,929)	—	—	(18,929)
Other fee and commission income	52	390	—	179	621
Total fee and commission income	$139,225	$(18,539)	$—	$11,552	$132,238

Agency fee expense	—	73	41,203	—	41,276
Brokerage services	10,566	11	—	6	10,583
Bank services	1,672	7,024	119	102	8,917
Central Depository services	248	—	—	—	248
Exchange services	197	—	—	4	201
Other commission expenses	501	—	—	2,436	2,937
Total fee and commission expense	$13,184	$7,108	$41,322	$2,548	$64,162

	Three months ended September 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$107,378	$—	$—	$—	$107,378
Commission income from payment processing	—	—	—	5,970	5,970
Agency fee income	—	—	32	3,860	3,892
Bank services	—	1,872	—	—	1,872
Underwriting and market-making services	1,214	—	—	—	1,214
Other fee and commission income	48	326	—	351	725
Total fee and commission income	$108,640	$2,198	$32	$10,181	$121,051

Agency fee expense	—	—	74,030	—	74,030
Brokerage services	5,882	56	7	253	6,198
Bank services	1,024	3,269	123	64	4,480
Exchange services	442	—	—	24	466
Central Depository services	135	—	—	—	135
Other commission expenses	481	—	1	5,046	5,528
Total fee and commission expense	$7,964	$3,325	$74,161	$5,387	$90,837

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$240,523	$—	$—	$—	$240,523
Agency fee income	—	—	—	10,903	10,903
Commission income from payment processing	—	—	—	10,942	10,942
Underwriting and market-making services	4,432	—	—	—	4,432
Bank services	—	(28,309)	—	—	(28,309)
Other fee and commission income	95	945	—	349	1,389
Total fee and commission income	$245,050	$(27,364)	$—	$22,194	$239,880

Agency fee expense	—	87	107,061	—	107,148
Brokerage services	18,158	38	2	30	18,228
Bank services	3,707	12,586	293	188	16,774
Central Depository services	576	—	—	—	576
Exchange services	403	—	—	23	426
Other commission expenses	1,127	—	—	4,754	5,881
Total fee and commission expense	$23,971	$12,711	$107,356	$4,995	$149,033

	Six months ended September 30, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$200,545	$—	$—	$—	$200,545
Commission income from payment processing	—	—	—	14,533	14,533
Agency fee income	—	—	147	8,453	8,600
Underwriting and market-making services	5,916	—	—	—	5,916
Bank services	—	4,388	—	—	4,388
Other fee and commission income	122	606	—	1,830	2,558
Total fee and commission income	$206,583	$4,994	$147	$24,816	$236,540

Agency fee expense	—	32	138,814	—	138,846
Brokerage services	9,156	79	8	259	9,502
Bank services	2,031	5,740	224	128	8,123
Exchange services	963	—	—	44	1,007
Central Depository services	343	—	—	—	343
Other commission expenses	1,148	—	2	12,013	13,163
Total fee and commission expense	$13,641	$5,851	$139,048	$12,444	$170,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months and six months ended September 30, 2025 and September 30, 2024, net gain on trading securities was comprised of:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net gain recognized during the period on trading securities sold during the period	$44,920	$2,400
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(7,816)	65,917
Net gain recognized during the period on trading securities	$37,104	$68,317

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024

Net gain recognized during the period on trading securities sold during the period	$52,786	$15,241
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	29,920	974
Net gain recognized during the period on trading securities	$82,706	$16,215

During the three months ended September 30, 2025, there was a realized gain on trading securities of $44.9 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended September 30, 2025. However, the Group has incurred an unrealized net loss of $7.8 million during the same period due to the decline in the value of securities positions held as of September 30, 2025.
During the six months ended September 30, 2025, there was a realized gain on trading securities of $82.7 million, which is attributable to Kazakhstan sovereign bonds sold during the six months ended September 30, 2025. Also, the Group has recognized an unrealized net gain of $29.9 million during the same period due to an increase in the value of securities positions held as of September 30, 2025. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE
Net interest income/expense for the three months ended September 30, 2025 and September 30, 2024 includes:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Interest income:
Interest income on margin loans to customers	$72,814	$40,917
Interest income on loans to customers	66,678	49,393
Interest income on trading securities	37,669	104,992
Interest income on held-to-maturity securities	15,356	—
Interest income on securities available-for-sale	13,874	9,003
Interest income on reverse repurchase agreements and amounts due from banks	5,271	6,019
Total interest income	$211,662	$210,324

Interest expense:
Interest expense on customer accounts and deposits	$43,024	$23,696
Interest expense on securities repurchase agreement obligations	34,051	86,116
Interest expense on debt securities issued	17,500	6,969
Interest expense on margin lending payable	5,598	7,416
Interest expense on loans received	575	468
Other interest expense	1,511	—
Total interest expense	$102,259	$124,665

Net interest income	$109,403	$85,659

Net interest income/expense for the six months ended September 30, 2025 and September 30, 2024 includes:

	Six months ended September 30, 2025	Six months ended September 30, 2024
Interest income:
Interest income on margin loans to customers	$133,103	$91,984
Interest income on loans to customers	128,372	101,760
Interest income on trading securities	90,245	212,120
Interest income on securities available-for-sale	27,257	17,403
Interest income on held-to-maturity securities	20,529	—
Interest income on reverse repurchase agreements and amounts due from banks	10,727	13,061
Total interest income	$410,233	$436,328

Interest expense:
Interest expense on customer accounts and deposits	$82,356	$46,823
Interest expense on securities repurchase agreement obligations	79,512	178,523
Interest expense on debt securities issued	31,251	13,938
Interest expense on margin lending payable	18,972	30,539
Interest expense on loans received	1,085	512
Other interest expense	2,493	48
Total interest expense	$215,669	$270,383

Net interest income	$194,564	$165,945

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET (LOSS)/ GAIN ON DERIVATIVES

	Three months ended September 30, 2025	Three months ended September 30, 2024

Net realized (loss)/gain on derivatives	$(1,697)	$10,405
Net unrealized loss on derivatives	(1,466)	(4,097)
Total net (loss)/gain on derivatives	$(3,163)	$6,308

	Six months ended September 30, 2025	Six months ended September 30, 2024

Net realized gain on derivatives	$15,715	$14,749
Net unrealized (loss)/gain on derivatives	(3,419)	4,053
Total net gain on derivatives	$12,296	$18,802

NOTE 18 – RELATED PARTY TRANSACTIONS

Related party transactions as of September 30, 2025 and March 31, 2025, consisted of the following:

	September 30, 2025		March 31, 2025
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$17,640	$635,975	$2,233	$837,302
Companies controlled by management	17,640		2,233
Restricted cash	$52,628	$1,312,229	$30	$807,468
Companies controlled by management	52,628		30
Investment securities	$1,080	$2,511,419	$1,174	$2,814,733
Companies controlled by management	1,080		1,174
Margin lending, brokerage and other receivables, net	$11,245	$3,528,382	$41,308	$3,319,145
Management	10,146		10,080
Companies controlled by management	1,094		31,228
Other	5		—
Loans issued	$225,217	$1,750,575	$188,445	$1,595,435
Management	433		291
Companies controlled by management	224,784		188,154
Other assets, net	$20,568	$188,603	$18,994	$168,541
Management	41		486

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Companies controlled by management	20,527		18,508
LIABILITIES
Customer liabilities	$85,146	$5,759,636	$48,161	$4,304,999
Management	23,748		13,827
Companies controlled by management	59,720		32,607
Other	1,678		1,727
Margin lending and trade payables	$632	$507,734	$1,307	$1,322,241
Management	184		201
Companies controlled by management	448		1,106
Liabilities from insurance activity	$9,755	$520,220	$5,960	$481,539
Companies controlled by management	9,755		5,960
Other liabilities	$289	$225,852	$2,339	$129,737
Management	29		1,281
Companies controlled by management	260		1,057
Other	—		1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$1,399	$132,238	$837	$121,051
Management	150		290
Companies controlled by management	1,245		543
Other	4		4
Interest income	$1,183	$211,662	$375	$210,324
Management	1,010		215
Companies controlled by management	173		160
Insurance premiums earned, net of reinsurance	$1,403	$125,228	$153	$160,344
Management	6		1
Companies controlled by management	1,396		152
Other	1		—
Expense:
Fee and commission expense	$1,141	$64,162	$374	$90,837
Companies controlled by management	1,141		374
Interest expense	$485	$102,259	$459	$124,665
Management	131		119
Companies controlled by management	340		332
Other	14		8
Advertising and sponsorship expense	$4,892	$27,502	$4,644	$32,433
Companies controlled by management	4,892		4,644

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six Months Ended September 30, 2025		Six Months Ended September 30, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	2,083	239,880	1,703	236,540
Management	297		509
Companies controlled by management	1,778		1,188
Other	8		6
Interest income	1,766	410,233	644	436,328
Management	1,276		419
Companies controlled by management	490		225
Insurance premiums earned, net of reinsurance	7,330	278,485	1,302	289,752
Management	17		4
Companies controlled by management	7,310		652
Other	3		646
Expense:
Fee and commission expense	2,552	149,033	532	170,984
Management	1		—
Companies controlled by management	2,551		532
Interest expense	$921	215,669	$841	270,383
Management	241		228
Companies controlled by management	653		600
Other	27		13
Advertising and sponsorship expense	$10,405	51,965	$6,689	54,329
Companies controlled by management	10,405		6,689

As of September 30, 2025 and March 31, 2025, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov.
As of September 30, 2025, 47% of the Group's total related party other assets consisted of a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP) for the potential acquisition of A-Telecom LLP compared to 52% as of March 31, 2025. The potential acquisition of A-Telecom LLP is part of the Group’s strategy to expand its presence in the telecommunications market in Kazakhstan and to develop a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of its economic transactions with the Group.
As of September 30, 2025, 7% of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities (PTY) LTD held with Freedom Bank KZ, compared to 13% as of March 31, 2025. Turlov Family Office Securities (PTY) LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. Additionally, 32% of the Group's total related party customer liabilities as of September 30, 2025 were from a private company ITS Central Securities Depository Limited, compared to 1% as of March 31, 2025. Private company ITS Central Securities Depository Limited is a subsidiary of International Trading System Limited, an affiliate of the Group.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of both September 30, 2025 and March 31, 2025, 99.7% of the Group's total related party liabilities from insurance activity were liabilities from FFIN Credit. The Group provides voluntary credit risk insurance covering losses arising from borrower defaults on microloan agreements originated by FFIN Credit. In addition, during the three months ended September 30, 2025, the Group recognized $1,327 insurance premiums earned, net of reinsurance, from such insurance services, compared to $94 recognized during the three months ended September 30, 2024. For the six months ended September 30, 2025 and 2024, the Group recognized $6,789 and $94, respectively.
The Group continues to support the development of chess and football in Kazakhstan. During the three months ended September 30, 2025, the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $851 and from Freedom Youth Football League of Kazakhstan in the amount of $2,730, compared to $4,308 and $336, respectively, during the three months ended September 30, 2024. For the six months ended September 30, 2025, advertising and sponsorship expense amounted to $2,459 for the Kazakhstan Chess Federation and $5,256 for the Freedom Youth Football League of Kazakhstan, compared to $6,353 and $336, respectively, for the six months ended September 30, 2024.. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. Freedom Youth Football League of Kazakhstan is a Kazakhstan-based company fully owned by Turlov Private Holding, in which Timur Turlov holds 99.9% of the shares. The sponsorship contributions to the Kazakhstan Chess Federation and Freedom Youth Football League of Kazakhstan during the three months ended September 30, 2025 were made to support the preparation and holding of championships, tournaments, training camps and other events.
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended September 30, 2025, the Company awarded stock grants totaling 32,197 shares, 19,197 of which were vested on the date of the award, compared to total grants of 156,659 shares during the three months ended September 30, 2024, 22,798 of which were vested on the date of the award.
During the six months ended September 30, 2025, the Company awarded stock grants totaling 243,888 shares, 119,126 of which were vested on the date of the award, compared to total grants of 343,626 shares during the six months ended September 30, 2024, 65,395 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
April 8, 2025 immediate stock grants	92,979
April 8, 2025	22,612
May 29, 2025 immediate stock grants	6,950
May 29, 2025	89,150
July 9, 2025 immediate stock grants	14,169
August 5, 2025 immediate stock grants	2,000
August 5, 2025	13,000
September 16, 2025 immediate stock grants	3,028
NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $15,496 during the three months ended September 30, 2025, and $12,056 during the three months ended September 30, 2024. As of September 30, 2025 there was $59,838 of total unrecognized compensation cost related to non-vested shares of common stock granted, and $49,271 during the three months ended September 30, 2024. The cost is expected to be recognized over a weighted average period of 3.86 years. The compensation expense related to stock awards, which vested on the date of the award was $2,914 and $1,887 during the three months ended September 30, 2025 and September 30, 2024, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of shares awarded during the three months ended September 30, 2025, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
August 5, 2025	3.48	38.70%	3.66%
The table below summarizes the activity for the Company's stock awards during the six months ended September 30, 2025:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2025	1,207,307	97,748
Granted	248,888	33,090
Vested	(245,326)	(19,484)
Forfeited/cancelled/expired	(74,906)	(5,694)
Outstanding, at September 30, 2025	1,135,963	105,660
NOTE 21 – LEASES
At September 30, 2025, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2034. The Group's primary involvement with leases is in the capacity as a lessee where a Group leases premises to support its business.
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
The table below presents the lease related assets and liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2025 and March 31, 2025:

	Classification on Balance Sheet	September 30, 2025	March 31, 2025
Assets
Operating lease assets	Right-of-use asset	$37,103	$39,828
Total lease assets		$37,103	$39,828

Liabilities
Operating lease liability	Lease liability	$38,804	$40,525
Total lease liability		$38,804	$40,525
The following table presents as of September 30, 2025, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2026	$8,951
2027	15,782
2028	11,876
2029	5,654
2030	3,672
Thereafter	2,077
Total payments	48,012
Less: amounts representing interest	(9,208)
Lease liability, net	$38,804
Weighted average remaining lease term (in months)	27
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of September 30, 2025 and September 30, 2024 was approximately $1,810 and $1,368, respectively. The Group's rent expense for office space was $2,969 and for $5,658 the three and six months ended September 30, 2025 and $2,339 and $4,493 for the three and six months ended September 30, 2024, respectively.
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

At the reporting date, September 30, 2025, final valuation of Astel Group Ltd. was not completed. According to the preliminary results, as of April 30, 2025, the date of the acquisition of Astel Group Ltd., the fair value of net assets of Astel Group Ltd. was $20,604. The total purchase price was allocated as follows:

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
The Group accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of September 30, 2025 and March 31, 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
Einride arbitration case

In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim (as updated on September 15, 2025) with the SCC Arbitration Institute against the Company (the "Claim"). The Claim is related to the Einride’s raising of a convertible loan through subscription to its convertible debentures. The Claim alleges that the Company failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and the Company in 2024. Einride seeks monetary damages in the amount of $10,000, together with applicable interest and legal costs. The Company contests the Claim and the relief sought by Einride. The arbitration is being administered under the SCC Arbitration Rules. The arbitration tribunal has been formed and, according to the agreed procedural timeline, the final award is preliminarily scheduled to be issued in May 2026.
Employment disputes

During the six months ended September 30, 2025, the Company became involved in certain additional claims, complaints and legal or regulatory proceedings arising in the ordinary course of its business, including employment-related matters. The Company believes the complaints are without merit and is currently defending against the allegations. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, related to these matters, and accordingly no provision has been recorded.

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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of September 30, 2025, and March 31, 2025, were as follows:

	As of September 30, 2025	As of March 31, 2025

Unused commitments under lines of credits and guarantees	$182,630	$44,239
Bank guarantees	24,998	15,039
Total	$207,628	$59,278
Capital expenditure commitments
As of September 30, 2025, the Group had contractual capital expenditure commitments of up to $116,808 related to Freedom Telecom Operations Ltd. for equipment and software acquisition. These commitments are expected to be settled under the relevant agreements within the 5-year period and fall within the scope of the Group’s ordinary capital investment activities.

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

	Three months ended September 30, 2025
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$139,225	$(18,539)	$—	$11,552	$132,238
Net gain on trading securities	12,613	14,901	4,426	5,164	37,104
Interest income	78,164	114,403	17,893	1,202	211,662
Insurance premiums earned, net of reinsurance	—	—	125,228	—	125,228
Net gain/(loss) on foreign exchange operations	4,423	(10,210)	2,118	3,674	5
Net loss on derivative	(29)	(2,263)	—	(871)	(3,163)
Sales of goods and services	—	—	—	19,998	19,998
Other income/(expense)	488	7,430	1,224	(6,107)	3,035
TOTAL REVENUE, NET	234,884	105,722	150,889	34,612	526,107

Fee and commission expense	13,184	7,108	41,322	2,548	64,162
Interest expense	8,659	72,503	1,355	19,742	102,259
Insurance claims incurred, net of reinsurance	—	—	79,923	—	79,923
Payroll and bonuses	32,534	22,695	8,759	29,155	93,143
Professional services	1,869	484	516	7,628	10,497
Stock compensation expense	4,900	2,831	406	7,359	15,496
Advertising and sponsorship expense	9,694	2,548	143	15,117	27,502
General and administrative expense	11,136	14,549	1,985	17,886	45,556
Allowance for/(recovery of) expected credit losses	389	8,516	3,172	(133)	11,944
Cost of sales	—	—	—	15,139	15,139
TOTAL EXPENSE	82,365	131,234	137,581	114,441	465,621

INCOME/(LOSS) BEFORE INCOME TAX	$152,519	$(25,512)	$13,308	$(79,829)	$60,486

Income tax (expense)/benefit	(25,885)	(6,554)	(4,797)	15,471	(21,765)

NET INCOME/(LOSS)	$126,634	$(32,066)	$8,511	$(64,358)	$38,721

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2025
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$245,050	$(27,364)	$—	$22,194	$239,880
Net gain on trading securities	19,676	44,566	8,522	9,942	82,706
Interest income	143,104	230,332	34,393	2,404	410,233
Insurance premiums earned, net of reinsurance	—	—	278,485	—	278,485
Net gain/(loss) on foreign exchange operations	1,978	(24,060)	1,976	7,218	(12,888)
Net gain/(loss) on derivative	21	14,637	—	(2,362)	12,296
Sales of goods and services	—	—	—	37,222	37,222
Other income/(expense)	1,315	13,853	1,532	(5,104)	11,596
TOTAL REVENUE, NET	411,144	251,964	324,908	71,514	1,059,530

Fee and commission expense	23,971	12,711	107,356	4,995	149,033
Interest expense	24,741	151,740	3,984	35,204	215,669
Insurance claims incurred, net of reinsurance	—	—	160,208	—	160,208
Payroll and bonuses	66,727	41,936	16,890	60,691	186,244
Professional services	3,786	679	1,223	17,833	23,521
Stock compensation expense	11,113	5,901	10,857	10,679	38,550
Advertising and sponsorship expense	17,956	3,471	392	30,146	51,965
General and administrative expense	21,924	26,865	4,059	34,683	87,531
(Recovery of)/allowance for expected credit losses	(1,934)	14,140	4,357	203	16,766
Cost of sales	—	—	—	29,042	29,042
TOTAL EXPENSE	168,284	257,443	309,326	223,476	958,529

INCOME/(LOSS) BEFORE INCOME TAX	$242,860	$(5,479)	$15,582	$(151,962)	$101,001

Income tax (expense)/benefit	(41,878)	(9,216)	(8,915)	28,125	(31,884)

NET INCOME/(LOSS)	$200,982	$(14,695)	$6,667	$(123,837)	$69,117

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$108,640	$2,198	$32	$10,181	$121,051
Net gain on trading securities	10,095	52,850	3,595	1,777	68,317
Interest income	52,848	141,986	14,265	1,225	210,324
Insurance premiums earned, net of reinsurance	—	—	160,344	—	160,344
Net gain/(loss) on foreign exchange operations	2,386	(1,566)	275	5,384	6,479
Net gain on derivative	455	5,853	—	—	6,308
Sales of goods and services	—	—	—	12,024	12,024
Other income	373	188	(336)	1,067	1,292
TOTAL REVENUE, NET	174,797	201,509	178,175	31,658	586,139

Fee and commission expense	7,964	3,325	74,161	5,387	90,837
Interest expense	18,672	96,454	1,950	7,589	124,665
Insurance claims incurred, net of reinsurance	—	—	66,684	—	66,684
Payroll and bonuses	15,915	23,724	7,755	18,816	66,210
Professional services	1,867	68	430	5,880	8,245
Stock compensation expense	6,282	2,175	1,929	1,670	12,056
Advertising and sponsorship expense	14,702	829	114	16,788	32,433
General and administrative expense	8,695	12,479	7,581	12,101	40,856
Allowance for/(recovery of) expected credit losses	422	10,142	72	(209)	10,427
Cost of sales	—	—	—	5,239	5,239
TOTAL EXPENSE	74,519	149,196	160,676	73,261	457,652

INCOME/(LOSS) BEFORE INCOME TAX	$100,278	$52,313	$17,499	$(41,603)	$128,487

Income tax (expense)/benefit	(14,631)	(6,643)	(2,709)	9,984	(13,999)

NET INCOME/(LOSS)	$85,647	$45,670	$14,790	$(31,619)	$114,488

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$206,583	$4,994	$147	$24,816	236,540
Net gain/(loss) on trading securities	10,969	2,843	3,734	(1,331)	16,215
Interest income	115,637	288,049	29,964	2,678	436,328
Insurance premiums earned, net of reinsurance	—	—	289,752	—	289,752
Net gain/(loss) on foreign exchange operations	12,343	(21,261)	1,395	22,091	14,568
Net gain on derivative	1,331	17,471	—	—	18,802
Sales of goods and services	—	—	—	17,244	17,244
Other income	2,850	615	446	7,778	11,689
TOTAL REVENUE, NET	349,713	292,711	325,438	73,276	1,041,138

Fee and commission expense	13,641	5,851	139,048	12,444	170,984
Interest expense	53,293	196,341	5,833	14,916	270,383
Insurance claims incurred, net of reinsurance	—	—	113,993	—	113,993
Payroll and bonuses	41,166	29,841	14,616	38,111	123,734
Professional services	4,256	164	707	10,386	15,513
Stock compensation expense	11,597	4,131	2,804	4,139	22,671
Advertising and sponsorship expense	26,646	1,893	464	25,326	54,329
General and administrative expense	18,908	24,864	12,799	24,695	81,266
Allowance for/(recovery of) expected credit losses	93	9,021	397	(854)	8,657
Cost of sales	—	—	—	9,523	9,523
TOTAL EXPENSE	169,600	272,106	290,661	138,686	871,053

INCOME/(LOSS) BEFORE INCOME TAX	$180,113	$20,605	$34,777	$(65,410)	$170,085

Income tax (expense)/benefit	(24,835)	(3,418)	(6,184)	13,099	(21,338)

NET INCOME/(LOSS)	$155,278	$17,187	$28,593	$(52,311)	$148,747
The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

	September 30, 2025
	Brokerage	Banking	Insurance	Other	Total

Total assets	$5,074,695	$4,019,152	$735,227	$520,695	$10,349,769
Total liabilities	4,036,468	3,590,393	576,948	924,738	9,128,547

Net assets	$1,038,227	$428,759	$158,279	$(404,043)	$1,221,222

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

The following table presents revenues for the three and six months ended September 30, 2025 and 2024, and long-lived assets as of September 30, 2025 and March 31, 2025, classified by the major geographic areas based on subsidiaries' location.

	Three months ended September 30, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$145,659	$105,645	$150,889	$24,590	$426,783
Armenia	55,904	—	—	—	55,904
Cyprus	29,582	—	—	5,561	35,143
US	892	—	—	3,273	4,165
Other	2,847	77	—	1,188	4,112
TOTAL REVENUE, NET	$234,884	$105,722	$150,889	$34,612	$526,107

	Six months ended September 30, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$259,094	$251,803	$324,908	$52,544	$888,349
Armenia	99,565	—	—	—	99,565
Cyprus	46,847	—	—	8,752	55,599
US	1,801	—	—	8,145	9,946
Other	3,837	161	—	2,073	6,071
TOTAL REVENUE, NET	$411,144	$251,964	$324,908	$71,514	$1,059,530

	Three months ended September 30, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$124,242	$201,509	$178,175	$24,005	$527,931
Armenia	33,273	—	—	—	33,273
Cyprus	15,931	—	—	1,078	17,009
US	575	—	—	5,770	6,345
Other	776	—	—	805	1,581
TOTAL REVENUE, NET	$174,797	$201,509	$178,175	$31,658	$586,139

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Six months ended September 30, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$253,453	$292,711	$325,438	$44,792	$916,394
Armenia	61,169	—	—	—	61,169
Cyprus	32,629	—	—	28	32,657
US	1,400	—	—	27,762	29,162
Other	1,062	—	—	694	1,756
TOTAL REVENUE, NET	$349,713	$292,711	$325,438	$73,276	$1,041,138

	September 30, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,241	$74,363	$6,284	$162,942	$263,830
Right-of-use assets	17,949	8,274	2,205	8,675	37,103
TOTAL LONG-LIVED ASSETS	$38,190	$82,637	$8,489	$171,617	$300,933

Kazakhstan	12,280	81,565	8,489	139,862	242,196
Cyprus	14,661	—	—	28,001	42,662
US	3,931	—	—	2,414	6,345
Armenia	5,946	—	—	—	5,946
Other	1,372	1,072	—	1,340	3,784
TOTAL LONG-LIVED ASSETS	$38,190	$82,637	$8,489	$171,617	$300,933

	March 31, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,713	$53,716	$2,461	$114,213	$191,103
Right-of-use assets	21,101	7,684	2,532	8,511	39,828
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

Kazakhstan	15,241	60,863	4,993	97,608	178,705
Cyprus	15,178	—	—	21,791	36,969
US	4,220	—	—	2,389	6,609
Armenia	6,082	—	—	—	6,082
Other	1,093	537	—	936	2,566
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

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
Freedom Life and Freedom Insurance are required by ARDFM to notify it of any proposal to declare or pay a dividend on its share capital, and the ARDFM may, following the notification, decide to restrict such proposal. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of September 30, 2025 and March 31, 2025, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to insurance Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of September 30, 2025 and March 31, 2025, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by ARDFM and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, and (v) in Uzbekistan issued by the Ministry of Finance of the Republic of Uzbekistan; (b) a banking license for foreign currency operations license in Kazakhstan issued by the ARDFM; (c) a banking license for corporate and retail banking services in Kazakhstan issued by the ARDFM (including for currency exchange operations); (d) payment service provider in Kazakhstan is specially registered in such capacity with National Bank of the Republic of Kazakhstan, payment services providers in Uzbekistan and Kyrgyzstan hold licenses from the National Bank of the Kyrgyz Republic and the Central Bank of Uzbekistan, respectively; and (e) a banking license in Tajikistan issued by the National Bank of Tajikistan. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the Securities and Exchange Commission (SEC) and Financial Industry Regulatory Authority (FINRA), with respect to its brokerage and investment advisory activities in the U.S. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of September 30, 2025 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Bank holding company	$486,790	$200,000	$286,790	$(121,966)
Freedom EU	Brokerage	451,258	19,320	431,938	562,152
Freedom Bank KZ	Bank	388,080	182,333	205,747	184,141
Freedom Global	Brokerage	141,067	34,827	106,240	176,288
Freedom Life	Life Insurance	84,742	10,742	74,000	86,283
Freedom Armenia ("Freedom AR")	Brokerage	73,905	786	73,119	76,856
Freedom KZ	Brokerage	42,915	358	42,557	104,170
Freedom Insurance	Property and Casual Insurance	41,631	10,742	30,889	41,787
Other regulated operating subsidiaries	Other	18,492	260	18,231	(30,420)
		$1,728,879	$459,368	$1,269,511	$1,079,291
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

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Bank holding company	$526,906	$200,000	$326,906	$(256,096)
Freedom EU	Brokerage	450,903	19,320	431,584	607,659
Freedom Bank KZ	Bank	382,259	175,396	206,862	159,119
Freedom KZ	Brokerage	43,568	390	43,178	100,440
Freedom Global	Brokerage	66,217	21,564	44,653	56,941
Freedom Life	Life Insurance	58,246	11,692	46,554	70,574
Freedom Armenia ("Freedom AR")	Brokerage	47,994	773	47,221	48,067
Freedom Insurance	Property and Casual Insurance	33,646	11,692	21,954	29,150
Other regulated operating subsidiaries	Other	14,130	267	13,863	(28,622)
		$1,623,869	$441,094	$1,182,775	$787,232

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 26 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the date of issuance of this quarterly report on Form 10-Q with the SEC.
On October 10, 2025, Freedom Finance SPC Ltd. placed $218,562 bonds denominated in U.S. dollars within its $1 billion bond program. The bonds mature in 2028, have interest at an annual rate of 9.5% payable quarterly. The bonds are guaranteed by the Company.
On October 24, 2025, the Company entered into a purchase agreement to acquire 100% of the equity interest in Wallet Solutions, a virtual currency service provider. The total purchase consideration is $1.9 million. The closing of the transaction is subject to satisfaction of the conditions set forth in the agreement.

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
Special Note About Forward-Looking Information

This quarterly report on Form 10-Q and any related discussions contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) which involve substantial risks and uncertainties. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements, other than statements of historical fact, included herein in this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding aims, goals, and plans and objectives, including business mission and strategy, digital fintech ecosystem development, customer base, features and performance of our products and services, including Tradernet, Freedom SuperApp and Freedom Business mobile applications, our plans for expansion into telecommunication, media and other markets, expected capital expenditures and plans to finance such capital expenditures, credit ratings and outlook, impact of new accounting pronouncements, intentions with respect to FFIN Credit and FTI, compliance, information security, acquisitions, payment of cash dividends on our common stock, treasury policy, expected outcome of legal proceedings, our plans for expanding our banking segment, including establishing a bank in Georgia, the expected impact of accounting pronouncements and other non-historical statement.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control, which could cause actual results to differ materially from the those implied by the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•economic, political, and regulatory conditions in the regions where we operate or in which we have customers;
•current and future conditions in the global financial markets, including fluctuations in interest rates and foreign currency exchange rates;
•сhanges in U.S. trade policies or other countries trade policies, including the imposition of tariffs and retaliatory tariffs;
•the direct and indirect effects on our business stemming from Russia's large-scale military action against Ukraine;
•economic sanctions and countersanctions including those that limit movement of funds, restrict access to capital markets, block access to third party technologies and IT services or curtail our ability to service existing or potential new customers;
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
•the impact of regional armed conflicts, and any possible escalation of such conflicts or contagion to neighboring countries or regions;
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

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, and Turkey, and we also have a presence in Austria, Bulgaria, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland and Spain. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of September 30, 2025, we had 10,348 employees and 232 offices (of which 42 offered brokerage services, 60 offered insurance services, 31 offered banking services and 99 offered other financial and non-financial services).

During the first quarter of fiscal 2026, the Company's common stock was included in the Russell 3000® Index.

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

	Number of customers as of September 30, 2025	Number of customers as of March 31, 2025
Banking	3,617,000	2,515,000
Insurance	1,285,000	1,170,000
Brokerage	776,000	683,000
Other	471,000	605,000
Brokerage Segment
As of September 30, 2025, in our Brokerage business segment we had 42 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, and Kyrgyzstan. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business, which includes underwriting and market making activities, is carried out by professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products.
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
Freedom EU oversees our European region operations (including Austria, Bulgaria, Cyprus, France, Germany, Greece, Italy, the Netherlands, Poland, Lithuania, Spain, and the United Kingdom).Through Freedom EU, we provide transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter ("OTC") securities by all Freedom group securities brokerage firms, excluding FCM, are also routed to and executed through Freedom EU.
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
As of September 30, 2025, we had 1,870 employees in our Brokerage segment, including 1,491 full-time employees and 387 part-time employees.
Banking Segment
Our Banking segment consists of the operations of Freedom Bank KZ and Freedom Bank TJ.
Freedom Bank KZ is a pioneer in digital retail and commercial banking services in Kazakhstan, offering deposits, multi‑currency payment cards, consumer and SME loans, payment and acquiring solutions. The bank extends our capital market heritage into everyday finance, providing the funding, payments and credit backbone of the wider Freedom ecosystem. Our Freedom Bank TJ obtained its banking license on October 15, 2024 and is currently rolling out its operations. We are also taking initial steps to establish a bank in Georgia which is subject to obtaining the required regulatory approvals.
As of September 30, 2025, Freedom Bank KZ's assets decreased by 10%, trading portfolio decreased by 33%, held-to-maturity portfolio increased by 403%, loan portfolio increased by 10%, deposit portfolio increased by 6%, in each case in comparison with March 31, 2025. The increase in the loan and deposit portfolios reflects continued customer demand and growth in our banking services, while the decline in trading portfolio aligns with our strategic focus on core banking operations.
We have 31 office locations in Kazakhstan and Tajikistan that provide banking services to our customers. As of September 30, 2025, we had 3,616 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of September 30, 2025, Freedom Life had 488,876 active contracts, as compared to 1,038,516 active contracts as of March 31, 2025. The decrease in active contracts was due to the newly introduced regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. As of September 30, 2025, Freedom Life had total assets of approximately $540.8 million and total liabilities of approximately $440.5 million, as compared to total assets of approximately $554 million and total liabilities of approximately $465.9 million as of March 31, 2025.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan offering various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of September 30, 2025, Freedom Insurance had 1,388,832 active contracts, as compared to 824,838 active contracts as of March 31, 2025. As of September 30, 2025, Freedom Insurance had total assets of approximately $194.4 million and total liabilities of approximately $136.4 million, as compared to total assets of approximately $157.4 million and total liabilities of approximately $105.5 million as of March 31, 2025.
As of September 30, 2025, we had 60 offices and 1,073 employees, including 1,057 full-time employees and 16 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of September 30, 2025, in our Other segment we had 99 offices and 3,789 employees, including 3,650 full-time employees and 143 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In the recent years, we have also established subsidiaries in Kazakhstan and UAE with a view to developing a telecommunications business and a media business, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. This revenue was mainly derived from online retail trade and e-commerce services, provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.

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
The  Freedom SuperApp ("Freedom SuperApp" or "SuperApp") is the Group’s front end for all retail services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, investment, card management and lifestyle commerce. All modules are built on a micro‑services architecture with open APIs (Application Programming Interface) to nearly one hundred government and commercial data sources.
The SuperApp supports accounts and payments in KZT, multiple foreign currencies and Freedom Currency, an exchange‑traded note linked to the performance of FRHC common stock. Our app provides our customers with a generous loyalty and referral program, access to a lifestyle marketplace including ticketing (cinema, concerts), travel bookings (Freedom Travel), media content (Freedom Media), grocery delivery (Arbuz) and on‑demand home services (Naimi), auto accessories and tires (Freedom Drive), mobile phones and electronic devices (Freedom Mobile), e-SIM cards, and a digital pharmacy. The app also integrates customer wealth information into a real‑time net‑worth view generating secured‑loan offers where collateral is available. In addition, it enables customers to automatically complete and file certain individual tax declarations required by Kazakhstan law. All our core lending lines operate on the same end‑to‑end digital rail inside the SuperApp enabling our eligible customers to obtain digital mortgage loans and consumer digital auto loans in a streamlined, automated way.
Freedom Bank issues a vertically integrated suite of Visa and Mastercard products, all of which are opened, funded, and managed within the SuperApp, with some cards also customizable based on customer preferences. By using our cards, customers gain access to a range of services, including multi-currency debit balances (SuperCard), investment opportunities through brokerage accounts (Invest Card), and enhanced service levels with exclusive benefits (Premium Deposit Cards).
Our Freedom Business mobile application is a full-featured mobile bank designed for individual entrepreneurs. It provides customers with 24/7 mobile access to financial management tools, including access to current accounts, balance monitoring, account detail viewing, and statement downloads. The app enables customers to perform a full range of transactions, such as payments to counterparties, transfers to the state budget, internal account transfers, and payroll management, including direct transfers to employees. The application also includes advanced acquiring functionalities, such as online ordering of POS terminals and corporate cards, accepting payments via QR code, and monitoring sales analytics. In addition, Freedom Business integrates various value-added services, including the AirShop partner marketplace builder enabling customers to launch an online store within minutes, an AI assistant, access to credit products, and a cashback loyalty program.
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
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business in Kazakhstan is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp. incorporated under the laws of the AIFC. Through Freedom Telecom, we operate Freedom Cloud, an essential component of our digital ecosystem that delivers advanced cloud infrastructure and related services both within the Group and to external clients, including major enterprises and government entities. As Freedom Telecom represents a new line of business, its strategy and budget are evolving dynamically in response to internal developments and external market factors, which may result in material adjustments. Our telecom services will be offered as a separate product and in a bundle with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient. In May 2025, we established our Dubai-based subsidiary Freedom Telecom International FZE ("FTI"), a strategic platform that connects telecommunications and technology companies with our existing fintech ecosystem and allows them to unlock synergies through new collaborations. FTI is focused on further expanding Freedom Holding Corp.'s ecosystem, including international expansion by way of strategic partnerships, joint ventures, and the acquisition of telecom assets.
During fiscal 2024, we established Freedom Media as a subsidiary of Freedom Telecom that is intended to become a national media platform in Kazakhstan offering tailored streaming services to the Kazakhstan and broader Central Asia markets. This platform is built and developed to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and an exclusive content of multiple genres that is produced in-house.
Credit Ratings
On June 26, 2025, S&P Global Ratings ("S&P") revised its outlook to positive from stable and affirmed its 'B+/B' long- and short-term issuer credit ratings on Freedom KZ, Freedom EU, Freedom Global, and Freedom Bank KZ. S&P affirmed 'B-' long-term rating on Freedom Holding Corp. and maintained the stable outlook. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were increased from "kzBBВ" to "kzBBВ+". The positive outlook on Group's financial operating companies reflects substantial achievements in establishing consolidated risk management and compliance and strengthening these functions in its financial subsidiaries.

On October 3, 2025, S&P raised its long-term issuer credit and financial strength ratings on life insurance company Freedom Life to 'BB+' from 'BB'. The outlook is stable. The agency also raised its national scale rating to 'kzAA' from 'kzAA-'. Pursuant to S&P, the upgrade reflects Freedom Life's track record of market share and profit growth over recent years.

Earlier, on November 7, 2024, S&P raised its long-term issuer credit and financial strength ratings on Freedom Insurance to 'BB-' from 'B+'. The outlook is stable. S&P also raised the Kazakhstan national scale rating on Freedom Insurance to 'kzA-' from 'kzBBB+'.
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
FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended September 30, 2025 are as follows:

We had total revenues, net of $526.1 million for the three months ended September 30, 2025, as compared to $586.1 million for the three months ended September 30, 2024. The decrease between the two quarters was primarily attributable to the following:

•Our insurance premiums earned, net of reinsurance for the three months ended September 30, 2025 were $125.2 million, a decrease of $35.1 million or 22%, compared to the three months ended September 30, 2024. The decrease was primarily driven by lower written insurance premiums as a result of the regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period.

•We had a net gain on trading securities of $37.1 million for the three months ended September 30, 2025, as compared to a net gain on trading securities of $68.3 million for the three months ended September 30, 2024. The change was attributable to the decrease in the market price of Kazakhstan sovereign bonds held in our proprietary portfolio during the quarter.

•Our fee and commission income for the three months ended September 30, 2025 was $132.2 million, an increase of $11.2 million, or 9%, compared to the three months ended September 30, 2024. The increase was primarily driven by higher fee and commission income from brokerage services and agency fees, partially offset by lower income from banking services and payment processing.

•We had a net loss on derivatives for the three months ended September 30, 2025 in the amount of $3.2 million, a decrease of $9.5 million, or 150%, compared to the three months ended September 30, 2024. The loss for the three months ended September 30, 2025 was primarily due to losses on currency swaps.

We had total expense of $465.6 million, for the three months ended September 30, 2025, as compared to $457.7 million for the three months ended September 30, 2024. The increase was mainly attributable to increases in payroll and bonuses, insurance claims incurred (net of reinsurance), cost of sales, general and administrative expense, advertising and sponsorship expense and stock based compensation expense.

We had net income of $38.7 million for the three months ended September 30, 2025, as compared to $114.5 million for the three months ended September 30, 2024. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $126.6 million, net loss of $32.1 million, net income of $8.5 million and net loss of $64.4 million, respectively, to our total net income for the three months ended September 30, 2025.

Our total assets increased to $10.3 billion as of September 30, 2025 from $9.9 billion as of March 31, 2025.

We had approximately 776,000 total retail brokerage customers as of September 30, 2025 as compared to approximately 683,000 as of March 31, 2025. We had approximately 3,617,000 banking customers at our Freedom Bank KZ subsidiary as of September 30, 2025 as compared to approximately 2,515,000 as of March 31, 2025. We had approximately 1,285,000 insurance customers at our Freedom Life and Freedom Insurance subsidiaries as of September 30, 2025 as compared to approximately 1,170,000 as of March 31, 2025.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended September 30, 2025 and 2024
The following comparison of our financial results for the three-month periods ended September 30, 2025 and 2024 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended September 30, 2025		Three months ended September 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$132,238	25%	$121,051	21%	$11,187	9%
Net gain on trading securities	37,104	7%	68,317	12%	(31,213)	(46)%
Interest income	211,662	40%	210,324	36%	1,338	1%
Insurance premiums earned, net of reinsurance	125,228	24%	160,344	27%	(35,116)	(22)%
Net gain on foreign exchange operations	5	0%	6,479	1%	(6,474)	(100)%
Net (loss)/gain on derivatives	(3,163)	(1)%	6,308	1%	(9,471)	(150)%
Sales of goods and services	19,998	4%	12,024	2%	7,974	66%
Other income	3,035	1%	1,292	—%	1,743	135%
Total revenue, net	$526,107	100%	$586,139	100%	$(60,032)	(10)%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended September 30,
	2025	2024	Amount Change	% Change
Brokerage services	$137,646	$107,378	$30,268	28%
Agency fee income	6,365	3,892	2,473	64%
Commission income from payment processing	5,008	5,970	(962)	(16)%
Underwriting and market-making services	1,527	1,214	313	26%
Bank services	(18,929)	1,872	(20,801)	(1111)%
Other fee and commission income	621	725	(104)	(14)%
Total fee and commission income	$132,238	$121,051	$11,187	9%

The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended September 30,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	104%	89%
Commission income from payment processing	4%	5%
Agency fee income	5%	3%
Underwriting and market-making services	1%	1%
Bank services	(14)%	2%
Other fee and commission income	—%	—%
Total fee and commission income	100%	100%

Fee and commission income for the three months ended September 30, 2025 amounted to $132.2 million, reflecting a increase of $11.2 million or 9% compared to $121.1 million for the three months ended September 30, 2024. This increase was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services generated $137.6 million, representing a 28% increase from $107.4 million in the three months ended September 30, 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 555,000 as of September 30, 2024 to 776,000 as of September 30, 2025. During the three months ended September 30, 2025 and September 30, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $97.2 million and $71.4 million, representing 74% and 59%, respectively, of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $5.0 million in the three months ended September 30, 2025 from $6.0 million for the three months ended September 30, 2024. The $1.0 million decrease is attributable to a decrease in our average acquiring rate and overall decline in transaction turnover during those periods.

Fee and commission income from banking services decreased by $20.8 million during the three months ended September 30, 2025. The decrease was primarily driven by active use by our customers of a cashback-based loyalty program. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers by supporting our customer base expansion and increasing engagement across the ecosystem.
Net gain on trading securities
We had a net gain on trading securities of $37.1 million for the three months ended September 30, 2025, a decrease of $31.2 million as compared to a net gain of $68.3 million for the three months ended September 30, 2024. The following table sets forth information regarding our net gains on trading activities during the three months ended September 30, 2025 and 2024:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended September 30, 2025	$44,920	$(7,816)	$37,104
Three months ended September 30, 2024	$2,400	$65,917	$68,317
During the three months ended September 30, 2025, we had a realized gain on trading securities of $44.9 million. The gain primarily reflected our active portfolio management strategy, which mostly attributable to the sale of Kazakhstani corporate debts at favorable market prices following a short-term rally in the local debt market. However, we also incurred an unrealized net loss of $7.8 million during the same period due to the decline in the value of securities positions we held as of September 30, 2025.
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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Interest income on margin loans to customers	72,814	40,917	31,897	78%
Interest income on loans to customers	66,678	49,393	17,285	35%
Interest income on trading securities	37,669	104,992	(67,323)	(64)%
Interest income on held-to-maturity securities	15,356	—	15,356	100%
Interest income on securities available-for-sale	13,874	9,003	4,871	54%
Interest income on reverse repurchase agreements and amounts due from banks	5,271	6,019	(748)	(12)%
Total interest income	$211,662	$210,324	$1,338	1%

	Three months ended September 30,
	2025	2024
	(as a % of total interest income)
Interest income on margin loans to customers	34%	19%
Interest income on loans to customers	32%	23%
Interest income on trading securities	18%	50%
Interest income on held-to-maturity securities	7%	—%
Interest income on securities available-for-sale	7%	4%
Interest income on reverse repurchase agreements and amounts due from banks	2%	3%
Total interest income	100%	100%

For the three months ended September 30, 2025, we had interest income of $211.7 million, representing an increase of $1.3 million, or 1%, compared to the three months ended September 30, 2024. The increase was primarily driven by a $31.9 million, or 78% increase in interest income on margin loans to customers reflecting higher customer activity in margin lending.

Additionally, interest income on loans to customers increased by $17.3 million, or 35%, due to the expansion of the loan portfolio.

The interest income on held-to-maturity has increased by $15.4 million due to expansion of the held-to-maturity portfolio.

The interest income on securities available-for-sale increased by $4.9 million, or 54%, compared to the three months ended September 30, 2024. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan. We also experienced a $67.3 million, or 64%, decrease in interest income on trading securities. This decrease was primarily due to a lower volume of trading securities held during the period.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025		2024
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$1,447,575	(2)	$3,293,124
Loans issued	1,721,399	(1)	1,328,651
Margin lending, brokerage and other receivables, net	3,403,502		1,598,152
Available-for-sale securities, at fair value	450,162	(2)	285,749
Held-to-maturity securities	319,021		—
	Average yields(3)

Trading securities	10.8%		13.4%
Loans issued	16.4%		15.7%
Margin lending, brokerage and other receivables, net	8.8%		8.7%
Available-for-sale securities, at fair value	12.9%		13.2%
Held-to-maturity securities	20.7%		—%
	Interest income

Interest income on loans to customers	$66,678		$49,393
Interest income on margin loans to customers	72,814		33,867
Interest income on trading securities	37,669		104,992
Interest income on securities available-for-sale	13,874		9,003
Interest income on held-to-maturity securities	15,356		—
Other interest income	5,271		6,019
Total interest income	$211,662		$203,274

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. Therefore, as of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. As of September 30, 2025, the monthly average balance of margin loans to customers was $— million and the weighted average interest rates was 0%.

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

	Three months ended September 30,
	2025 vs 2024
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(17,107)	$(50,217)	$(67,323)
Interest income on loans to customers	2,256	15,029	17,285
Interest income on margin loans to customers	337	38,610	38,947
Interest income on available-for-sale securities	(201)	5,072	4,871
Interest income on held-to-maturity securities	—	5,173	15,356
Other interest income	—	—	(748)
Total interest income	$(14,714)	$13,667	$8,388
Insurance premiums earned, net of reinsurance
For the three months ended September 30, 2025, we had insurance premiums earned, net of reinsurance of $125.2 million, a decrease of $35.1 million, or 22%, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to a $39.9 million, or 23%, decrease in written insurance premiums due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. This decrease in income from written insurance premiums was partially offset by a $5.4 million increase in change in unearned premium reserve, net for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The following table sets out information on our insurance premiums earned, net of reinsurance for the periods presented.

	Three months ended September 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Written insurance premiums	$129,993	$169,893	$(39,900)	(23)%
Reinsurance premiums ceded	(2,307)	(1,690)	(617)	37%
Change in unearned premium reserve, net	(2,458)	(7,859)	5,401	(69)%
Insurance premiums earned, net of reinsurance	$125,228	$160,344	$(35,116)	(22)%
Net gain on foreign exchange operations
For the three months ended September 30, 2025, we realized a net gain on foreign exchange operations of $0.01 million compared to a net gain of $6.5 million for the three months ended September 30, 2024. The change was primarily due to the translation loss in the amount of $27.2 million which is mainly attributable to the 6% weakening of Kazakhstan tenge against US dollar and other currencies. This loss was offset by a $27.2 million gain on dealing transactions. This change is mostly attributable to Freedom Bank KZ which had a gain of $27.2 million from foreign currency dealings for the three months ended September 30, 2025, compared to $17.2 million for the three months ended September 30, 2024.
Net gain on derivatives
For the three months ended September 30, 2025, we had net loss on derivatives of $3.2 million compared to a net gain of $6.3 million for the three months ended September 30, 2024. The decrease was primarily attributable to our subsidiary, Freedom Bank KZ, which had a realized net loss of $1.9 million for the three months ended September 30, 2025, as compared to a realized net gain of $9.9 million for the three months ended September 30, 2024. Such change between the two periods was mainly due to losses on currency swaps and the decrease of transactions during the three months ended September 30, 2025.
Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended September 30, 2025		Three months ended September 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$64,162	14%	$90,837	20%	$(26,675)	(29)%
Interest expense	102,259	22%	124,665	27%	(22,406)	(18)%
Insurance claims incurred, net of reinsurance	79,923	17%	66,684	15%	13,239	20%
Payroll and bonuses	93,143	20%	66,210	14%	26,933	41%
Professional services	10,497	2%	8,245	2%	2,252	27%
Stock compensation expense	15,496	3%	12,056	3%	3,440	29%
Advertising and sponsorship expense	27,502	6%	32,433	7%	(4,931)	(15)%
General and administrative expense	45,556	10%	40,856	9%	4,700	12%
Allowance for expected credit losses	11,944	3%	10,427	2%	1,517	15%
Cost of sales	15,139	3%	5,239	1%	9,900	189%
Total expense	$465,621	100%	$457,652	100%	$7,969	2%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended September 30,
	2025	2024	Amount Change	% Change
Agency fee expense	$41,276	$74,030	$(32,754)	(44)%
Brokerage services	10,583	6,198	4,385	71%
Bank services	8,917	4,480	4,437	99%
Central Depository services	248	135	113	84%
Exchange services	201	466	(265)	(57)%
Other commission expenses	2,937	5,528	(2,591)	(47)%
Total fee and commission expense	$64,162	$90,837	$(26,675)	(29)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended September 30,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	64%	81%
Brokerage services	17%	7%
Bank services	14%	5%
Exchange services	—%	1%
Central Depository services	—%	—%
Other commission expenses	5%	6%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $26.7 million, or 29% in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was mainly attributable to a $32.8 million in agency fee service expenses in the three months ended September 30, 2025 as compared to the three months ended September 30,

2024, driven by regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. Additionally, the decrease was partially offset by $4.4 million increase in bank services expense during the period, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
During the three months ended September 30, 2025, total interest expense amounted to $102.3 million, representing a decrease of $22.4 million, or 18%, compared to $124.7 million for the same period in 2024. The decline was primarily driven by changes in average balances and average interest rates across several funding sources.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 50% decline in the average balance, from $2.6 billion during the three months ended September 30, 2024 to $1.3 billion during the three months ended September 30, 2025. This decrease primarily reflects the Group's strategic decision to reduce exposure to market risk by liquidating a portion of the trading portfolio, which historically has been primarily funded through repurchase agreements. As a result, the need for repurchase agreements financing declined, leading to both lower average balances and reduced interest expense.
Interest expense on customer liabilities increased to $43.0 million in the three months ended September 30, 2025, compared to $23.7 million in the three months ended September 30, 2024. This increase was driven by the growth of customer deposit base reflecting the continued expansion of the Group’s banking segment.
Interest expense on debt securities issued increased to $17.5 million in the three months ended September 30, 2025, compared to $7.0 million in the three months ended September 30, 2024. This increase was primarily driven by the placement of several new debt securities between the two periods. The impact of the higher balance was partially offset by a decrease in the average interest rate from 11% to 10%. The increase in debt issuance reflects the Group’s long-term funding and investment strategy.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$1,300,516	$2,587,058
Customer liabilities (1)	1,414,334	1,062,703
Debt securities issued	713,196	267,023
Margin lending payable	405,214	307,477
	Average rates

Securities repurchase agreement obligations	10.9%	14.0%
Customer liabilities (1)	12.7%	9.2%
Debt securities issued	10.2%	10.9%
Margin lending payable	5.6%	10.0%
	Interest expense
Interest expense on securities repurchase agreement obligations	$34,051	$86,116
Interest expense on customer accounts and deposits	43,024	23,696
Interest expense on debt securities issued	17,500	6,969
Interest expense on margin lending payable	5,598	7,416
Other interest expense	2,086	468
Total interest expense	$102,259	$124,665
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

	Three months ended September 30,
	2025 vs 2024
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(16,056)	$(36,009)	$(52,065)
Interest expense on customer accounts and deposits	10,343	8,985	19,328
Interest expense on debt securities issued	(406)	10,937	10,531
Interest expense on margin lending payable	(6,711)	4,893	(1,818)
Other interest expense	—	—	1,618
Total	$(12,830)	$(11,195)	$(22,406)
Insurance claims incurred, net of reinsurance
For the three months ended September 30, 2025 we had a $13.2 million, or 20%, increase in insurance claims incurred, net of reinsurance, as compared to the three months ended September 30, 2024. The increase was primarily attributable to $19.6 million increase in claims paid in particular for compulsory motor third-party liability (MTPL). In addition, other insurance expense increased by $2.9 million, or 18%, primarily due to higher redemptions under pension annuity contracts and terminations under accident insurance policies. The increase was partially offset by $6.7 million decrease in change in insurance reserves. Part of these claims has been reimbursed from the reinsurers in the amount of $4.3 million.
Payroll and bonuses

For the three months ended September 30, 2025, we had payroll and bonuses expense of $93.1 million, representing an increase of $26.9 million or 41% compared to payroll and bonuses expense of $66.2 million for the three months ended September 30, 2024. The increase is primarily attributable to the expansion of our workforce through hiring, establishment of new subsidiaries and acquisitions. The increase was also due to increased salary and bonus amounts between the two periods.

Professional services

For the three months ended September 30, 2025, our professional services expense was $10.5 million, representing an increase of $2.3 million, or 27%, compared to $8.2 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in expenses for legal services and consulting services.

Stock compensation expense

For the three months ended September 30, 2025, our stock compensation expense was $15.5 million, representing an increase of $3.4 million compared to stock compensation expense of $12.1 million for the three months ended September 30, 2024. The increase is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2025 and 2024 fiscal years.

Advertising and sponsorship expense

Advertising and sponsorship expense for the three months ended September 30, 2025, was $27.5 million, representing a decrease of $4.9 million, or 15%, compared to $32.4 million for the three months ended September 30, 2024.
The decrease was primarily driven by a $5.3 million reduction in advertising expenditures by Freedom EU, mainly due to the seasonal nature and timing of marketing campaigns, as well as a decline in sponsorship expenses compared to the prior-year period. This was partially offset by a $1.7 million increase in expenses attributable to Freedom Bank KZ, primarily related to its “Blogger Race” marketing campaign aimed at promoting our SuperApp and enhancing its visibility across social media. In addition, there was a $1.0 million increase in expenses attributable to Freedom Advertising, an advertising company, primarily reflecting payments to external contractors for advertisement placement and promotion. The Company continued to support socially significant initiatives through contributions to the Kazakhstan Chess Federation, the Junior Football League of Kazakhstan, and other community programs, reaffirming its commitment to the development of sports, education, and social well-being.

General and administrative expense

General and administrative expense for the three months ended September 30, 2025, was $45.6 million, representing an increase of $4.7 million or 12% compared to general and administrative expense of $40.9 million for the three months ended September 30, 2024. The increase was primarily driven by higher business trip expenses due to increased travel activity supporting expanded operational and strategic initiatives across multiple regions, as well as a rise in depreciation and amortization expenses related to the continued growth of our operations.

Provision for allowance for expected credit losses

We recognized provision for allowance for credit losses in the amount of $11.9 million for the three months ended September 30, 2025, as compared to provision for allowance for credit losses of $10.4 million for the three months ended September 30, 2024. The increase in the provision during the period was primarily attributable to increased provisions for right of claim for purchased loans, car loans and other loans. The increase in the provision during the period was primarily attributable to a deterioration in macroeconomic conditions and other factors impacting the estimated probability of default in our loan portfolio, and the incorporation of revised forward-looking information. The increase was partially offset by decrease in provision for mortgage loans due to improved credit quality and lower expected losses within the mortgage portfolio.
Income tax expense

We had income before income tax of $60.5 million and $128.5 million for the three months ended September 30, 2025, and September 30, 2024, respectively. Income tax expense for the three months ended September 30, 2025, and

September 30, 2024 was $21.8 million and $14.0 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Such rate during the three months ended September 30, 2025, increased to 36.0%, from 10.9% during the three months ended September 30, 2024. The main factor of an increase was the change in Kazakhstani tax legislation. The change has been enacted during July 2025 with the retrospective effect from calendar 2025. The key change affecting the Company’s tax position is the introduction of a 10% income tax on interest income and realized capital gains from Kazakhstani sovereign securities, which are now subject to taxation within a separate income category. Another reason of the increase in effective tax rate was, that increase occurred as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, during the three months ended September 30, 2025, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for the three months ended September 30, 2025, we had net income of $38.7 million compared to $114.5 million for the three months ended September 30, 2024, a decrease of 66%.
Foreign currency translation adjustments, net of tax
Due to a 5.7% depreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended September 30, 2025, we realized a foreign currency translation loss of $65.5 million for the three months ended September 30, 2025 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $20.0 million for the three months ended September 30, 2024.
Comparison of the Six-month Periods Ended September 30, 2025 and 2024
The following comparison of our financial results for the six-month periods ended September 30, 2025 and 2024 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Six months ended September 30, 2025		Six months ended September 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$239,880	23%	$236,540	23%	$3,340	1%
Net gain on trading securities	82,706	8%	16,215	2%	66,491	410%
Interest income	410,233	38%	436,328	42%	(26,095)	(6)%
Insurance premiums earned, net of reinsurance	278,485	26%	289,752	28%	(11,267)	(4)%
Net (loss)/gain on foreign exchange operations	(12,888)	(1)%	14,568	1%	(27,456)	(188)%
Net gain on derivatives	12,296	1%	18,802	2%	(6,506)	(35)%
Sales of goods and services	37,222	4%	17,244	2%	19,978	116%
Other income	11,596	1%	11,689	1%	(93)	(1)%
Total revenue, net	$1,059,530	100%	$1,041,138	100%	$18,392	2%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Six months ended September 30,
	2025	2024	Amount Change	% Change
Brokerage services	240,523	200,545	39,978	20%
Commission income from payment processing	10,942	14,533	(3,591)	(25)%
Agency fee income	10,903	8,600	2,303	27%
Underwriting and market-making services	4,432	5,916	(1,484)	(25)%
Bank services	(28,309)	4,388	(32,697)	(745)%
Other fee and commission income	1,389	2,558	(1,169)	(46)%
Total fee and commission income	$239,880	$236,540	$3,340	1%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Six months ended September 30,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	100%	85%
Commission income from payment processing	5%	6%
Agency fee income	5%	4%
Bank services	(12)%	2%
Underwriting and market-making services	2%	2%
Other fee and commission income	—%	1%
Total fee and commission income	100%	100%

Fee and commission income for the six months ended September 30, 2025 amounted to $239.9 million, reflecting a increase of $3.3 million or 1% compared to $236.5 million for the six months ended September 30, 2024. This decrease was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services generated $240.5 million, representing a 20% increase from $200.5 million in the six months ended September 30, 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 555,000 as of September 30, 2024 to 776,000 as of September 30, 2025. During the six months ended September 30, 2025 and September 30, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $169.5 million and $136.3 million, representing 71% and 58%, respectively, of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $10.9 million in the six months ended September 30, 2025 from $14.5 million for the six months ended September 30, 2024. The $3.6 million decrease is attributable to a decrease in our average acquiring rate and overall decline in transaction turnover during the period.

Fee and commission income from banking services decreased by $32.7 million during the six months ended September 30, 2025. The decrease was primarily driven by active use by our customers of a cashback-based loyalty program. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers by supporting our customer base expansion and increasing engagement across the ecosystem.
Net gain on trading securities
We had a net gain on trading securities of $82.7 million for the six months ended September 30, 2025, an increase of $66.5 million as compared to a net gain of $16.2 million for the six months ended September 30, 2024. The following table sets forth information regarding our net gains on trading activities during the three months ended September 30, 2025 and

2024:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Six months ended September 30, 2025	$52,786	$29,920	$82,706
Six months ended September 30, 2024	$15,241	$974	$16,215
During the six months ended September 30, 2025, we had a realized gain on trading securities of $82.7 million, which is mostly attributable to Kazakhstani corporate debt securities sold during the six months ended September 30, 2025. Also, we recognized an unrealized net gain of $29.9 million during the same period due to an increase in the value of securities positions we held as of September 30, 2025. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.
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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Interest income on margin loans to customers	$133,103	$91,984	$41,119	45%
Interest income on loans to customers	128,372	101,760	26,612	26%
Interest income on trading securities	90,245	212,120	(121,875)	(57)%
Interest income on securities available-for-sale	27,257	17,403	9,854	57%
Interest income on held-to-maturity securities	20,529	—	20,529	100%
Interest income on reverse repurchase agreements and amounts due from banks	10,727	13,061	(2,334)	(18)%
Total interest income	$410,233	$436,328	$(26,095)	(6)%

	Six months ended September 30,
	2025	2024
	(as a % of total interest income)
Interest income on margin loans to customers	32%	21%
Interest income on loans to customers	31%	23%
Interest income on trading securities	22%	49%
Interest income on securities available-for-sale	7%	4%
Interest income on held-to-maturity securities	5%	—%
Interest income on reverse repurchase agreements and amounts due from banks	3%	3%
Total interest income	100%	100%

For the six months ended September 30, 2025, we had interest income of $410.2 million, representing a decrease of $26.1 million, or 6%, compared to the six months ended September 30, 2024. The decrease was primarily driven by a $121.9 million, or 57%, decrease in interest income on trading securities. This decrease was primarily due to a lower volume of trading securities held during the period.

This decline was partially offset by increase in other streams of interest income. Specifically, interest income on loans to customers increased by $26.6 million, or 26%, due to the increase in loan portfolio. Similarly, interest income on margin loans to customers rose by $41.1 million, or 45%, reflecting increased customer activity in margin lending. The interest income on held-to-maturity has increased by $20.5 million due to expansion of the held-to-maturity portfolio.

Additionally, the interest income on securities available-for-sale increased by $9.9 million, or 57%, compared to the six months ended September 30, 2024. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the six months ended September 30, 2025 and 2024.

	Six months ended September 30,
	2025		2024
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$1,648,329	(2)	$3,298,981
Loans issued	1,709,886	(1)	1,359,448
Margin lending, brokerage and other receivables, net	2,941,728		1,542,131
Available-for-sale securities, at fair value	461,529	(2)	268,713
Held-to-maturity securities	238,021		—
	Average yields(3)

Trading securities	11.2%		13.3%
Loans issued	15.6%		15.5%
Margin lending, brokerage and other receivables, net	9.3%		8.8%
Available-for-sale securities, at fair value	12.2%		13.4%
Held-to-maturity securities	18.0%		—%
	Interest income

Interest income on trading securities	$90,245		$212,120
Interest income on loans to customers	128,372		101,760
Interest income on margin loans to customers	133,103		66,087
Interest income on securities available-for-sale	27,257		17,403
Interest income on held-to-maturity securities	20,529		—
Other interest income	10,727		13,061
Total interest income	$410,233		$410,431

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. As of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. Accordingly, as of September 30, 2025, the monthly average balance of margin loans to customers was $— million and the weighted average interest rates was 0%.

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

	Six months ended September 30,
	2025 vs 2024
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	(28,462)	(93,413)	(121,875)
Interest income on loans to customers	314	26,298	26,612
Interest income on margin loans to customers	3,964	63,052	67,016
Interest income on available-for-sale securities	(1,424)	11,278	9,854
Interest income on held-to-maturity securities	—	20,529	20,529
Other interest income	—	—	(2,334)
Total interest income	(25,608)	27,744	(198)

Insurance premiums earned, net of reinsurance
For the six months ended September 30, 2025, we had insurance premiums earned, net of reinsurance of $278.5 million, a decrease of $11.3 million, or 4%, as compared to the six months ended September 30, 2024. The decrease was primarily attributable to a $15.4 million, or 5%, decrease in written insurance premiums due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. This decrease in income from written insurance premiums was partially offset by a $1.6 million increase in change in unearned premium reserve, net and $2.5 million increase in reinsurance premiums ceded for the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. The following table sets out information on our insurance premiums earned, net of reinsurance for the periods presented.

	Six months ended September 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Written insurance premiums	$301,976	$317,337	(15,361)	(5)%
Reinsurance premiums ceded	(3,385)	(5,870)	2,485	(42)%
Change in unearned premium reserve, net	(20,106)	(21,715)	1,609	(7)%
Insurance premiums earned, net of reinsurance	$278,485	$289,752	$(11,267)	(4)%

Net gain on foreign exchange operations
For the six months ended September 30, 2025, we realized a net loss on foreign exchange operations of $12.9 million compared to a net gain of $14.6 million for the six months ended September 30, 2024. The change was primarily due to the translation loss in the amount of $63.9 million which is mainly attributable to the weakening of Kazakhstan tenge against US dollar by 9%. This loss was offset by a $51.0 million gain on dealing transactions. This change is mostly attributable to Freedom Bank KZ which had a net gain on sales and purchases of foreign currency of $50.9 million for the six months ended September 30, 2025, compared to $29.9 million for the six months ended September 30, 2024.
Net gain on derivatives
For the six months ended September 30, 2025, we had net gain on derivatives of $12.3 million compared to a net gain of $18.8 million for the six months ended September 30, 2024. The change was primarily attributable to our subsidiary, Freedom Bank KZ, which had an unrealized net loss of $0.6 million for the six months ended September 30, 2025, as compared to an unrealized net gain of $4.0 million for the six months ended September 30, 2024.

Expense

The following table sets out information on our total expense for the periods presented.

	Six months ended September 30, 2025		Six months ended September 30, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$149,033	16%	$170,984	19.6%	$(21,951)	(13)%
Interest expense	215,669	22%	270,383	31.0%	(54,714)	(20)%
Insurance claims incurred, net of reinsurance	160,208	17%	113,993	13.1%	46,215	41%
Payroll and bonuses	186,244	19%	123,734	14.2%	62,510	51%
Professional services	23,521	2%	15,513	1.8%	8,008	52%
Stock compensation expense	38,550	4%	22,671	2.6%	15,879	70%
Advertising and sponsorship expense	51,965	5%	54,329	6.2%	(2,364)	(4)%
General and administrative expense	87,531	9%	81,266	9.3%	6,265	8%
Allowance for expected credit losses	16,766	2%	8,657	1.0%	8,109	94%
Cost of sales	29,042	3%	9,523	1%	19,519	205%
Total expense	$958,529	100%	$871,053	100%	$87,476	10%
______________
*    Percentage of total expense.
Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Six months ended September 30,
	2025	2024	Amount Change	% Change
Agency fee expense	107,148	138,846	(31,698)	(23)%
Brokerage services	18,228	9,502	8,726	92%
Bank services	16,774	8,123	8,651	107%
Exchange services	426	1,007	(581)	(58)%
Central Depository services	576	343	233	68%
Other commission expenses	5,881	13,163	(7,282)	(55)%
Total fee and commission expense	$149,033	$170,984	$(21,951)	(13)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Six months ended September 30,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	72%	81%
Brokerage services	13%	6%
Bank services	11%	5%
Exchange services	—%	1%
Central Depository services	—%	—%
Other commission expenses	4%	8%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $22.0 million, or 13% in the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. The decrease was mainly attributable to a $31.7 million decrease in agency fee expenses in the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, driven by the regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period.. Additionally, the decrease was partially offset $8.7 million increase in bank services expense increased during the period, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
During the six months ended September 30, 2025, total interest expense amounted to $215.7 million, representing a decrease of $54.7 million, or 20%, compared to $270.4 million for the same period in 2024. The decline was primarily driven by changes in average balances and average interest rates across several funding sources.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 40% decline in the average balance, from $2.6 billion during the six months ended September 30, 2024 to $1.6 billion during the six months ended September 30, 2025. This decrease primarily reflects the Company's strategic decision to reduce exposure to market risk by liquidating a portion of the trading portfolio, which historically has been primarily funded through repurchase agreements. As a result, the need for repurchase agreements financing declined, leading to both lower average balances and reduced interest expense.
Interest expense on customer liabilities increased to $82.4 million in the six months ended September 30, 2025, compared to $46.8 million in the six months ended September 30, 2024. This increase was driven by the growth of customer deposit base reflecting the continued expansion of the Company’s banking segment.
Interest expense on debt securities issued increased to $31.3 million in the six months ended September 30, 2025, compared to $13.9 million in the six months ended September 30, 2024. This increase was primarily driven by the placement of several new debt securities between the two periods. The impact of the higher balance was partially offset by a decrease in the average interest rate from 11% to 10%. The increase in debt issuance reflects the Company’s long-term funding and investment strategy.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the six months ended September 30, 2025 and 2024.

	Six months ended September 30,
	2025	2024
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	1,558,222	$2,601,581
Customer liabilities (1)	1,397,529	875,660
Debt securities issued	650,025	265,992
Margin lending payable	700,213	620,513
	Average rates

Securities repurchase agreement obligations	10.5%	14.2%
Customer liabilities (1)	12.1%	11.0%
Debt securities issued	9.8%	10.8%
Margin lending payable	5.5%	10.1%
	Interest expense
Interest expense on securities repurchase agreement obligations	$79,512	$178,523
Interest expense on customer accounts and deposits	82,356	46,823
Interest expense on debt securities issued	31,251	13,938
Interest expense on margin lending payable	18,972	30,539
Other interest expense	3,578	560
Total interest expense	$215,669	$270,383
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

	Six months ended September 30,
	2025 vs 2024
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(39,188)	(59,823)	(99,011)
Interest expense on customer accounts and deposits	$5,323	30,210	35,533
Interest expense on debt securities issued	$(1,075)	18,388	17,313
Interest expense on margin lending payable	$719	(12,286)	(11,567)
Other interest expense	$3,018	—	3,018
Total	$(31,204)	$(23,510)	$(54,714)
Insurance claims incurred, net of reinsurance
For the six months ended September 30, 2025 we had a $46.2 million, or 41%, increase in insurance claims incurred, net of reinsurance, as compared to the six months ended September 30, 2024. The increase was primarily attributable to a $9.0 million, or 13%, rise in expenses for insurance reserves, mainly driven by growth in compulsory motor third-party liability (MTPL). This reflects the overall expansion of the insurance portfolio. In addition, other insurance expense increased by $13.3 million, or 47%, primarily due to higher redemptions under compulsory motor third-party liability (MTPL) insurance policies. Claims paid also grew by $29.1 million, or 179%. Part of these claims has been reimbursed from the reinsurers in the amount of $7.2 million.
Payroll and bonuses
For the six months ended September 30, 2025, we had payroll and bonuses expense of $186.2 million, representing an increase of $62.5 million or 51% compared to payroll and bonuses expense of $123.7 million for the six months ended September 30, 2024. The increase in payroll and bonus expenses is primarily attributable to increased salary and bonus amounts between the two periods. The increase was also due to the expansion of our workforce through acquisitions, establishment of new subsidiaries and hiring.
Professional services
For the six months ended September 30, 2025, our professional services expense was $23.5 million, representing a increase by $8.0 million or 52% compared to $15.5 million for the six months ended September 30, 2024. The increase was primarily attributable to an increase in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services. The increase was also attributable to higher legal fees and consulting fees.
Stock compensation expense

For the six months ended September 30, 2025, our stock compensation expense was $38.6 million, representing an increase of $15.9 million compared to stock compensation expense of $22.7 million for the six months ended September 30, 2024. The increase is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2025 and 2024 fiscal years.
Advertising and sponsorship expense
Advertising and sponsorship expense for the six months ended September 30, 2025, was $52.0 million, representing a decrease for $2.4 million or 4%, compared to $54.3 million for the six months ended September 30, 2024. The decrease was primarily driven by an $8.5 million reduction in advertising expenditures by Freedom EU, mainly due to the seasonal nature and timing of marketing campaigns. This was partially offset by $3.0 million increase in sponsorship expenses, reflecting the Company’s ongoing support of socially significant initiatives, and by a $2.0 million increase in expenses attributable to Freedom Advertising, an advertising company, primarily related to payments to external contractors for advertisement placement and promotion. In addition, Freedom Bank KZ recorded higher advertising costs, mainly driven by the implementation of the “Blogger Race” marketing campaign, aimed at promoting our SuperApp and enhancing its visibility across social media. The Company continued to support socially significant initiatives through contributions to the Kazakhstan Chess Federation, the Junior Football League of Kazakhstan, and other community programs, reaffirming its commitment to the development of sports, education, and social well-being.
General and administrative expense
General and administrative expense for the six months ended September 30, 2025, was $87.5 million, representing an increase of $6.3 million or 8% compared to general and administrative expense of $81.3 million for the six months ended September 30, 2024. The increase was primarily driven by higher business trip expenses due to increased travel activity supporting expanded operational and strategic initiatives across multiple regions, as well as a rise in depreciation and amortization expenses related to the continued growth of our operations.
Provision for allowance for expected credit losses
We recognized provision for allowance for credit losses in the amount of $16.8 million for the six months ended September 30, 2025, as compared to provision for allowance for credit losses of $8.7 million for the six months ended September 30, 2024. The increase in the provision during the period was primarily attributable to increased provisions for right of claim for purchased loans, car loans and other loans. The increase in the provision during the period was primarily attributable to a deterioration in macroeconomic conditions and other factors impacting the estimated probability of default in our loan portfolio, and the incorporation of revised forward-looking information. The increase was partially offset by decrease in provision for mortgage loans due to improved credit quality and lower expected losses within the mortgage portfolio.

Income tax expense
We had income before income tax of $101.0 million and $170.1 million for the six months ended September 30, 2025 , and September 30, 2024, respectively. Income tax expense for the six months ended September 30, 2025, and September 30, 2024 was $31.9 million and $21.3 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Our effective tax rate during the six months ended September 30, 2025, increased to 31.6%, from 12.5% during the six months ended September 30, 2024. The main factor of an increase was the change in Kazakhstani tax legislation. The change has been enacted during July 2025 with the retrospective effect from calendar 2025. The key change affecting the Company’s tax position is the introduction of a 10% income tax on interest income and realized capital gains from Kazakhstani sovereign securities, which are now subject to taxation within a separate income category. Another reason of the increase in effective tax rate was, that increase occurred as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, during the six months ended September 30, 2025, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for the six months ended September 30, 2025, we had net income of $69.1 million compared to $148.7 million for the six months ended September 30, 2024, a decrease of 54%.
Foreign currency translation adjustments, net of tax
Due to a 9% depreciation of the Kazakhstan tenge against the U.S. dollar during the six months ended September 30, 2025, we realized a foreign currency translation loss of $107.3 million for the six months ended September 30, 2025 since most of our Group's companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $85.8 million for the six months ended September 30, 2024.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended September 30, 2025 and 2024

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended September 30,
	2025	2024	Amount Change	% Change
Brokerage	$234,884	$174,797	$60,087	34%
Banking	105,722	201,509	(95,787)	(48)%
Insurance	150,889	178,175	(27,286)	(15)%
Other	34,612	31,658	2,954	9%
Total revenue, net	$526,107	$586,139	$(60,032)	(10)%

Total revenue, net for the three months ended September 30, 2025 decreased across Banking and Insurance segments compared to the three months ended September 30, 2024. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Brokerage Segment

•In the three months ended September 30, 2025, the Brokerage segment experienced an increase in total revenue, net, primarily driven by a $30.6 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. In addition, interest income contributed to the growth, rising by $25.3 million, largely due to increased usage of margin loans for trades by our customers. Net gain on trading securities also increased by $2.5 million due to an increase in the value of securities positions. However, this growth was partially offset by a $2.0 million decrease in net gain/(loss) on foreign exchange operations.

Banking Segment

•In the three months ended September 30, 2025, total revenue, net in the Banking segment decreased as compared to the three months ended September 30, 2024, mostly driven by a $37.9 million decrease in net gain on trading securities due to the unfavorable movements in market prices of securities held for trading, a $27.6 million decrease in interest income due to a reduction in the size of the trading portfolio, a $20.7 million decrease in fee and commission income due to SuperApp cashback payments, a $8.6 million decrease in net gain/(loss) on foreign exchange operations due to a depreciation of the U.S. dollar against the Kazakhstan tenge between the two periods and a $8.1 million decrease in net gain on derivatives mainly due to losses on currency swaps and the decrease of transactions. These decreases were partially offset by a $7.2 million increase in other income.

Insurance Segment

•In the three months ended September 30, 2025, total revenue, net in the Insurance segment decreased mainly due to a $35.1 million decrease in insurance underwriting income particularly for accident insurance. The decrease was partially offset by $3.6 million increase in interest income due to increase of trading portfolio, $1.8 million increase in net gain on foreign exchange operations due to the appreciation of the Kazakhstani tenge against the U.S. dollar between the two periods, $1.6 million increase in other income.

Other Segment

•In the three months ended September 30, 2025, total revenue, net in the Other segment increased mostly due to an $8.0 million increase in sales of goods and services, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz. Fee and commission income increased by $1.4 million, which is primarily attributable to an increase in agency fee income in Ticketon and

Aviata which was partially offset by a decrease in Paybox's transaction volume following the cessation of operations of its counterparty that previously contributed significantly to such volume. These increases were partially offset by a decrease in other income by $7.2 million, as well as decrease in net gain on foreign exchange operations of $1.7 million between the two quarters.

Total expenses associated with our segments are summarized in the following table:

	Three months ended September 30,
	2025	2024	Amount Change	% Change
Brokerage	$82,365	$74,519	$7,846	11%
Banking	131,234	149,196	(17,962)	(12)%
Insurance	137,581	160,676	(23,095)	(14)%
Other	114,441	73,261	41,180	56%
Total expense, net	$465,621	$457,652	$7,969	2%

For the three months ended September 30, 2025, total expenses, net increased across Brokerage and Other segments compared to the three months ended September 30, 2024. Below is a discussion of changes in expenses for each of our segments for the three months ended September 30, 2025 versus the three months ended September 30, 2024:

Brokerage Segment

•In the three months ended September 30, 2025, the total expenses, net, in our Brokerage segment increased by $7.8 million. The increase was primarily driven by a $16.6 million rise in payroll and bonus expenses, reflecting our continued investment in attracting and retaining top talent, a $5.2 million increase in fee and commission expenses due to higher customer trading activity, and a $2.4 million increase in general and administrative expenses. These increases were partially offset by a $10.0 million decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements, a $5.0 million decrease in advertising and sponsorship expenses, as marketing activities were scaled back during the period, and a $1.4 million decrease in stock-based compensation.
Banking Segment

•In the three months ended September 30, 2025, total expenses, net in our Banking segment decreased primarily due to a $24.0 million decrease in interest expense due to reduction in the securities portfolio for which the Bank uses repurchase agreements, decrease for a $1.6 million in provision for credit losses, a $1.0 million decrease in payroll and bonuses expense. The decrease was partially offset by a $3.8 million increase in fee and commission expense, in particular for the banking services, a $2.1 million increase in general and administrative expense, in particular for the depreciation of fixed assets and software expenses, and a $1.7 million increase in advertising and sponsorship expenses.

Insurance Segment

•In the three months ended September 30, 2025, total expenses, net in our insurance segment decreased mainly due to a $32.8 million decrease in fee and commission expense, $5.6 million decrease in general and administrative expense, a $1.5 million decrease in stock based compensation. The decrease was partially offset by a $13.2 million increase in insurance claims incurred, net of reinsurance, a $3.1 million increase in provision for credit losses, and a $1.0 million increase in payroll and bonuses expense.

Other Segment

•In the three months ended September 30, 2025, the increase in our Other segment's total expenses, net was driven by an increase in interest expense, payroll and bonuses, cost of sales, general and administrative expense and stock compensation expense. Interest expense increased by $12.2 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. There was a $10.3 million increase in payroll and bonuses and $5.8 million in general and administrative expense in our Other segment which was mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. Cost of sales increased by $9.9 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Additionally, stock compensation expense increased by $5.7 million, which is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2025 and 2024 fiscal years.

Comparison of the Six-month Periods Ended September 30, 2025 and 2024
The following table presents total revenue, net by segment for the six month periods presented:

	Six months ended September 30,
(amounts in thousands)	2025	2024	Amount Change	% Change
Brokerage	$411,144	$349,713	$61,431	18%
Banking	251,964	292,711	(40,747)	(14)%
Insurance	324,908	325,438	(530)	—%
Other	71,514	73,276	(1,762)	(2)%
Total revenue, net	$1,059,530	$1,041,138	$18,392	2%
Total revenue, net for the six months ended September 30, 2025 increased primarily due to growth in the Brokerage segment compared to the six months ended September 30, 2024. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the six months ended September 30, 2025 compared to the six months ended September 30, 2024.

Brokerage Segment

•In the six months ended September 30, 2025, the Brokerage segment experienced an increase in total revenue, net, primarily driven by a $38.5 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. In addition, interest income contributed to the growth, rising by $27.5 million, largely due to increased usage of margin loans for trades by our customers. Net gain on trading securities also increased by $8.7 million due to an increase in the value of securities positions. However, this growth was partially offset by a $10.4 million decrease in net (loss)/gain on foreign exchange operations and a $1.5 million decrease in other income.
Banking Segment

•In the six months ended September 30, 2025, total revenue, net in the Banking segment decreased as compared to the six months ended September 30, 2024, mostly driven by a $57.7 million decrease in interest income due to a reduction in the size of the trading portfolio, a $32.4 million decrease in fee and commission income due to SuperApp cashback payments, a $2.8 million decrease in net gain on derivative due to decreased operations with such instruments, and a $2.8 million decrease in net gain on foreign exchange operations due to a depreciation of the U.S. dollar against the Kazakhstan tenge between the two periods. These decreases were partially offset by a $41.7 million increase in net gain on trading securities due to the price increase on the majority of the governmental securities, and a $13.2 million increase in other income.

Insurance Segment

•In the six months ended September 30, 2025, total revenue, net in the Insurance segment decreased mainly due to $11.3 million decrease in insurance underwriting income. The decrease was partially offset by $4.8 million increase in net gain/(loss) on trading securities, a $4.4 million increase in interest income due to increase of trading portfolio, and a $1.1 million increase in other income.

Other Segment

•In the six months ended September 30, 2025, total revenue, net in the Other segment decreased mostly due to a decrease of $14.9 million in net gain on foreign exchange operations from FRHC. The decline was attributable to a reduced appreciation of the U.S. dollar against the Kazakhstani tenge in the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The Other income in the Other segment also decreased by $12.9 million mainly due to one-off transactions occurred during six months ended September 30, 2024. Fee and commission income declined by $2.6 million, which is primarily attributable to a decrease in Paybox's transaction volume following the cessation of operations of its counterparty that previously contributed significantly to such volume. These decreases were partially offset by an increase in sales of goods and services of $20.0 million, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz, as well as an increase in net gain on trading securities of $11.3 million between the two quarters.

Total expenses associated with our segments are summarized in the following table:

	Six months ended September 30,
	2025	2024	Amount Change	% Change
Brokerage	$168,284	$169,600	$(1,316)	(1)%
Banking	257,443	272,106	(14,663)	(5)%
Insurance	309,326	290,661	18,665	6%
Other	223,476	138,686	84,790	61%
Total expense, net	$958,529	$871,053	$87,476	10%

For the six months ended September 30, 2025, total expenses, net increased across Insurance and Other segments compared to the six months ended September 30, 2024. Below is a discussion of changes in expenses for each of our segments for the six months ended September 30, 2025 versus the six months ended September 30, 2024:

Brokerage Segment

•In the six months ended September 30, 2025, the total expenses, net, in our Brokerage segment decreased by $1.3 million. The decrease was primarily driven by a $28.6 million decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements. Advertising and sponsorship expenses in this segment also decreased by $8.7 million, as marketing activities were scaled back during the period. Additionally, allowance for expected credit losses decreased by $2.0 million. These decrease were partially offset by an increase in payroll and bonus expenses of $25.6 million, reflecting our continued investment in attracting and retaining top talent, as well as fee and commission expenses of $10.3 million, due to higher customer activity.
Banking Segment

•In the six months ended September 30, 2025, total expenses, net in our Banking segment decreased primarily due to a $44.6 million decrease in interest expense due to reduction in the securities portfolio for which the Bank uses repurchase agreements. The decrease was partially offset by a $12.1 million increase in payroll and bonuses expense,a $6.9 million increase in fee and commission expense, in particular for the banking services, a $5.1 million increase in provision for credit losses, a $2.0 million increase in general and administrative expense in particular for the depreciation of fixed assets and software expenses, a $1.8 million increase in stock based compensation, and a $1.6 million increase in advertising and sponsorship expense.

Insurance Segment

•In the six months ended September 30, 2025, total expenses, net in our insurance segment increased mainly due to $46.2 million increase in insurance claims incurred, net of reinsurance due to claims paid in the class of compulsory motor third-party liability (MTPL), a $8.1 million increase in stock compensation expense due to new stock grants, a $4.0 million increase in provisions for credit loses primarily driven by higher premium receivables, reflecting growth in written premiums during the period, a $2.3 million increase in payroll and bonuses expense due to the increase in headcount. The increase was partially offset by a $31.7 million decrease in fee and commission expense, a $8.7 million decrease in general and administrative expense, and a $1.8 million decrease in interest expense due to repurchase agreement obligations as a result of changes in securities portfolio.

Other Segment

•In the six months ended September 30, 2025, the increase in our Other segment's total expenses, net was driven by an increase in payroll and bonuses, interest expense, cost of sales, advertising and sponsorship expense, general and administrative expense, and professional services. There was a $22.6 million increase in payroll and bonuses and $10.0 million in general and administrative expense in our Other segment which was mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. Cost of sales increased by $19.5 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Interest expense increased by $20.3 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. Additionally, our advertising and sponsorship expense increased by $4.8 million due to expanded marketing expenditures to third party contractors at Freedom Advertising and Aviata and several sponsorship contributions made through our subsidiaries. Stock compensation expense increased by $6.5 million, which is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2025 and 2024 fiscal years.

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

	September 30, 2025	March 31, 2025
(amounts in thousands)
Cash and cash equivalents(1)	$635,975	$837,302
Restricted cash(2)	$1,312,229	$807,468
Trading securities	$1,740,526	$2,275,286
Total assets	$10,349,769	$9,914,017
Net liquid assets(3)	$5,098,539	$5,013,290

(1)Of the $636.0 million in cash and cash equivalents we held at September 30, 2025, $105.3 million, or approximately 17%, was subject to reverse repurchase agreements. By comparison, at March 31, 2025, we had cash and cash equivalents of $837.3 million, of which $81.1 million, or approximately 10%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of September 30, 2025, and March 31, 2025, we had total liabilities of $9.1 billion and $8.7 billion, respectively, including customer liabilities of $5.8 billion and $4.3 billion, respectively.
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

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
(amounts in thousands)
Net cash flows from operating activities	$1,016,112	$416,072
Net cash flows used in investing activities	(684,552)	(223,437)
Net cash flows from financing activities	219,739	370,315
Effect of changes in foreign exchange rates on cash and cash equivalents	(247,006)	(106,027)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(859)	186

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$303,434	$457,109
Net Cash Flows From Operating Activities
Net cash flow from operating activities during the six months ended September 30, 2025, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
(amounts in thousands)
Decrease/increases in trading securities (1)	$383,638	$(187,941)
Increases in brokerage customer liabilities (2)	$1,406,494	$916,550
(Increase)/decreases in margin lending, brokerage and other receivables (3)	$(222,561)	$3,584
Decrease in margin lending and trade payables (4)	$(824,968)	$(549,368)
______________
(1)Resulted from decreased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from increased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash flows from operating activities in the six months ended September 30, 2025 were primarily net cash inflows attributable to decrease in margin lending, brokerage and other receivables over that period, decrease in trading securities and increase in brokerage customer liabilities. These inflows were partially offset by a decrease in margin lending and trade payables.

Net Cash Flows Used In Investing Activities
During the six months ended September 30, 2025, net cash used in investing activities was $684.6 million compared to net cash used in investing activities of $223.4 million during the six months ended September 30, 2024. During the six months ended September 30, 2025, cash used in investing activities was used for issuance of loans, net of repayment by customers, in the amount of $306.5 million, purchase of held-to-maturity securities in amount of $271.8 million, purchase of fixed assets and intangible assets in the amount of 109.7 million. During the six months ended September 30, 2025, cash used for the issuance of loans, net of repayment increased by $211.4 million compared to the six months ended September 30, 2024, due to the increase in the volume of loans issued during the six months ended September 30, 2025, compared to the six months ended September 30, 2024. This change is attributed to the growth in the

Freedom Bank KZ's loan portfolio over the six months ended September 30, 2025, driven by new banking products, partnership agreements, and effective advertising campaigns.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the six months ended September 30, 2025 were $219.7 million compared to $370.3 million net cash flows from financing activities during the six months ended September 30, 2024. Cash flows from financing activities during the six months ended September 30, 2025 consisted principally of net, repayment of securities repurchase agreement obligations in the amount of $519.9 million, bank customer deposits received in the amount of $413.7 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of 270.2 million, and mortgage loans sold under the terms of "7-20-25" state mortgage program to JSC Kazakhstan Sustainability Fund (which is the program operator), net of repurchase, in the amount of $5.4 million. During the six months ended September 30, 2025, cash flows from financing activities decreased by $150.6 million compared to the six months ended September 30, 2024. This decrease was primarily attributable to a $550.2 million change in net repayment of securities repurchase agreement obligations.
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
Since 2024, as part of its telecommunications business development, the Group has entered into a number of contractual arrangements for the purchase of equipment and related software over the following five-year period. The capital expenditure commitments under these arrangements may change materially based on the internal business needs of the Group and external market factors. As of September 30, 2025, such capital expenditure commitments amounted up to $116.8 million. See Note 23 "Commitments and Contingent Liabilities" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, Freedom Telecom established a subsidiary, Freedom Media, in Kazakhstan for the purposes of providing media content to customers in Kazakhstan. Total capital expenditures incurred in relation to Freedom Media as of September 30, 2025 amounted to $16.5 million. We commenced financing these capital expenditures in early 2024 and plan to continue funding them primarily using our own funds.
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
We did not declare or pay a cash dividend on our common stock during the three months ended September 30, 2025. Any payment of cash dividends on stock will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of

Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Set forth below is a discussion of our short-term and long-term debt.
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of September 30, 2025, $803.2 million, or 46%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1,436.3 million, or 63% as of March 31, 2025. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 "Securities Repurchase Agreement Obligations" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $65 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds were issued within the Freedom SPC's $1 billion bond program that is valid until December 31, 2033. For the first and second years, the annual interest rate for such bonds is 12%, and for subsequent years the interest rate will be fixed and set as the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%. On September 16, 2024, Freedom SPC authorized $200 million bonds due September 16, 2026 under the same program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024. In May 2025, Freedom SPC authorized and placed $271.2 million bonds due 2027 denominated in U.S. dollars, euros, and Chinese yuans under the Freedom SPC's $1 billion program, as amended. The U.S. dollar, euro and Chinese yuan bonds have annual interest rate of 10%, 8%, 9% respectively, payable on a quarterly basis. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX.
As of September 30, 2025, there was an aggregate of $742.8 million in principal amount of Freedom SPC bonds, outstanding. The aggregate accrued interest as of September 30, 2025 for the Freedom SPC bonds due 2026, the Freedom SPC bonds due 2027, and the Freedom SPC bonds due 2028 was $5.5 million.
On June 21, 2019, SilkNetCom, a Company's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $24.3 million. The loan is bearing a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of September 30, 2025, the outstanding aggregate amount under the loan was $11.6 million, including $11.3 million of principal amount and $0.3 million of accrued interest. The purpose of this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
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
NET CAPITAL AND CAPITAL ADEQUACY
A number of our subsidiaries (and, in certain instances, the Company as their owner) are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. See Note 25 "Statutory Capital Requirements" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. This is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
At September 30, 2025, these minimum net capital and capital adequacy requirements for each company ranged from approximately $260 to $200,000 remaining subject to fluctuation depending on various factors. At September 30, 2025, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $459,368. The Company and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at September 30, 2025.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. As of September 30, 2025, we had goodwill of $46.2 million.
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
Based on investment positions as of September 30, 2025 and March 31, 2025, a hypothetical increase in interest rates across all maturities would have resulted in $77.9 million and $87.7 million incremental decline in the fair market value of the trading portfolio and in $14.9 million and $13.8 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $71.3 million and $50.7 million incremental increase in the fair market value of the trading portfolio and in $14.2 million and $10.3 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Lithuania, Austria, Bulgaria, Italy, Netherlands, the United States, Turkey, Armenia, Azerbaijan, Tajikistan and the United Arab Emirates. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
As of September 30, 2025 and March 31, 2025, based on our analyses, we estimate that a 10% adverse change in the value of the U.S. dollar relative to all other currencies would result in the following:
•A total loss of $70.8 million as of September 30, 2025 and $90.0 million as of March 31, 2025.
•A loss of $107.4 million on trading securities as of September 30, 2025 and $131.3 million as of March 31, 2025.
•A gain of $36.6 million, excluding trading securities, as of September 30, 2025 and a gain of $41.3 million as of March 31, 2025.

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
As of September 30, 2025, and March 31, 2025, our exposure to equity investments at fair value was $154.6 million and $111.1 million, respectively. Based on an analysis of the September 30, 2025, and March 31, 2025 (not including assets held for sale) balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $15.5 million and $11.1 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2025, we had $3,494,576 in margin lending receivables from our customers, $1,179,017 of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
Legal and Compliance Risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-

regulatory organization standards and codes of conduct applicable to our business activities. Legal and compliance risk includes compliance with AML, counter terrorist financing, anti-corruption and sanctions rules and regulations. It also includes contractual and commercial risk, such as the risk that a counterparty's performance obligations will be unenforceable.
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
Geopolitical Risk
Geopolitical conflicts, such as the ongoing Russia-Ukraine war and escalating tensions in the Middle East and other regions, have contributed to increased volatility and uncertainty in global financial markets. Such conflicts have resulted in sanctions, trade restrictions, and countermeasures between countries, leading to disruptions in international trade flows, financial transactions, and economic activities. These developments may trigger shortages or price increases for critical commodities, energy resources, and transportation services, amplifying inflationary pressures and influencing central banks' interest-rate policies worldwide. Furthermore, the imposition of tariffs and related uncertainty complicate international trade relations, affecting the global economy and growth prospects in multiple regions. Heightened geopolitical tensions increase the risks associated with cybersecurity threats, supply chain disruptions, payment delays, and failures to settle financial transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended on September 30, 2025, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 23 "Commitments and Contingent Liabilities" to the interim condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS

As of September 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

During the period covered by this quarterly report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
10.01	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Andrew Gamble*
10.02	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Amber Williams*
10.03	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Philippe Vogeleer*
10.04	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Boris Cherdabayev*
10.05	Supplementary Agreement dated July 15, 2025 to an Employment Agreement No. 21-38/1 dated February 1, 2021 between Freedom Finance Global PLC and Timur Turlov*†
10.06	Supplementary Agreement dated September 2, 2025 to an Employment Agreement No. 24-388 dated December 2, 2024 between Freedom Finance Global PLC and Aidos Zhumagulov*†
10.07	Supplementary Agreement dated July 15, 2025 to an Employment Agreement No. 23-533 dated November 27, 2023 between Freedom Finance Global PLC and Azamat Yerdessov*†
10.08	Agreement dated September 30, 2025 on Termination of an Employment Agreement No. 23-533 dated November 27, 2023 between Freedom Finance Global PLC and Azamat Yerdessov*†
10.09	Supplementary Agreement dated April 1, 2025 to an Employment Agreement No. 20-362 dated September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov*†
10.10	Supplementary Agreement dated March 3, 2025 to an Employment Agreement dated September 1, 2020 between Freedom Finance Global PLC and Sergey Lukyanov*†
10.11	Actions of the Board of Directors of Freedom Holding Corp. dated August 1, 2025*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended September 30, 2025, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

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

FREEDOM HOLDING CORP.

Date: November 7, 2025	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: November 7, 2025	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer