Form 10-Q
period 2025-12-31
Freedom Holding Corp.
filed 2026-02-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Yes ☐  No ☒
As of February 6, 2026, the registrant had 61,190,535 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2025, and March 31, 2025	3

	Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income for the Three Months and Nine Months Ended December 31, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended December 31, 2025 and 2024	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended December 31, 2025 and 2024	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	106

Item 4.	Controls and Procedures	110

PART II — OTHER INFORMATION		111

Item 1.	Legal Proceedings	111

Item 1A.	Risk Factors	111

Item 5.	Other Information	111

Item 6.	Exhibits	111

Signatures		112

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2025	March 31, 2025

ASSETS
Cash and cash equivalents	$869,167	$837,302
Restricted cash (including $463,254 and $30 to related parties)	2,643,375	807,468
Investment securities	3,129,439	2,814,733
Margin lending, brokerage and other receivables, net	3,010,625	3,319,145
Loans issued (including $19,534 and $188,445 to related parties)	1,982,543	1,595,435
Fixed assets, net	328,805	191,103
Intangible assets, net	65,856	54,186
Goodwill	49,453	49,093
Right-of-use asset	41,929	39,828
Insurance contract assets	28,011	37,183
Other assets, net (including $37,559 and $18,080 with related parties)	227,607	168,541
TOTAL ASSETS	$12,376,810	$9,914,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,055,274	$1,418,443
Customer liabilities	6,815,396	4,304,999
Margin lending and trade payables	557,938	1,322,241
Liabilities from insurance activity	580,106	481,539
Current income tax liability	50,248	28,919
Debt securities issued	1,075,397	469,551
Lease liability	43,767	40,525
Liability arising from continuing involvement	520,397	503,705
Other liabilities	283,440	129,737
TOTAL LIABILITIES	$10,981,963	$8,699,659
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 61,180,039 shares issued and outstanding as of December 31, 2025, and 60,993,949 shares issued and outstanding as of March 31, 2025, respectively	61	61
Additional paid in capital	299,849	246,610
Retained earnings	1,230,917	1,085,565
Accumulated other comprehensive loss	(135,980)	(117,995)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,394,847	$1,214,241

Non-controlling interest	—	117
TOTAL SHAREHOLDERS’ EQUITY	$1,394,847	$1,214,358

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,376,810	$9,914,017
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Revenue:
Fee and commission income	$126,089	$143,436	$365,969	$379,976
Net gain on trading securities	43,478	89,564	126,184	105,779
Interest income	228,794	224,688	639,027	661,016
Insurance premiums earned, net of reinsurance	106,924	177,472	385,409	467,224
Net gain on foreign exchange operations	45,774	3,945	32,886	18,513
Net gain on derivatives	26,540	11,889	38,836	30,691
Sales of goods and services	29,148	10,815	66,370	28,059
Other income	21,874	2,769	33,470	14,458
TOTAL REVENUE, NET	$628,621	$664,578	$1,688,151	$1,705,716

Expense:
Fee and commission expense	$33,691	$93,927	$182,724	$264,911
Interest expense	127,915	131,136	343,584	401,519
Insurance claims incurred, net of reinsurance	77,937	104,511	238,145	218,504
Payroll and bonuses	124,084	77,395	310,328	201,129
Professional services	15,963	10,955	39,484	26,468
Stock compensation expense	15,352	13,417	53,902	36,088
Advertising and sponsorship expense (including $10,759 and $5,894 from related parties for the three months ended, and $21,164 and $12,583 for the nine months ended)	36,628	41,035	88,593	95,364
General and administrative expense	71,416	53,874	158,947	135,140
Allowance for expected credit losses	6,342	30,612	23,108	39,269
Cost of sales	25,348	9,388	54,390	18,911
TOTAL EXPENSE	$534,676	$566,250	$1,493,205	$1,437,303

INCOME BEFORE INCOME TAX	93,945	98,328	194,946	268,413

Income tax expense	(17,710)	(20,191)	(49,594)	(41,529)

NET INCOME	$76,235	$78,137	$145,352	$226,884

Less: Net loss attributable to non-controlling interest in subsidiary	—	(144)	—	(455)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$76,235	$78,281	$145,352	$227,339

OTHER COMPREHENSIVE INCOME
Change in unrealized (loss)/gain on investments available-for-sale, net of tax effect	(929)	7,993	6,472	15,673
Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	(4,103)	872	(4,858)	1,039
Foreign currency translation adjustments	87,733	(101,212)	(19,599)	(186,990)
OTHER COMPREHENSIVE INCOME/(LOSS)	82,701	(92,347)	(17,985)	(170,278)

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$158,936	$(14,210)	$127,367	$56,606

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	(144)	—	(455)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$158,936	$(14,066)	$127,367	$57,061

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	1.27	1.32	2.43	3.83
Earnings per common share - diluted	1.25	1.29	2.38	3.76

Weighted average number of shares (basic)	59,955,472	59,372,323	59,918,950	59,331,443
Weighted average number of shares (diluted)	61,114,058	60,548,794	61,098,469	60,422,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Nine Months Ended December 31,
	2025	2024

Cash Flows From Operating Activities
Net income	$145,352	$226,884
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	20,700	12,710
Amortization of deferred acquisition costs	77,511	165,651
Non-cash lease expense	13,452	9,528
Change in deferred taxes	(19,042)	(7,308)
Stock compensation expense	53,902	36,088
Unrealized gain on trading securities	(21,093)	(75,525)
Unrealized gain on derivatives	(4,706)	(4,201)
Net realized (gain)/loss on available-for-sale securities	(4,858)	1,039
Net change in accrued interest	(29,442)	(32,545)
Loss on sale of fixed assets	156	—
Gain from sale of Comrun LLP	(1,634)	—
Gain from sale of ITS tech	—	(4,201)
Change in insurance reserves	114,063	164,356
Revaluation of investment in associates	168	(2,111)
Change in unused vacation reserves	5,705	589
Allowance for expected credit losses	23,108	39,269
Other non-cash income/expense	(9,999)	—
Changes in operating assets and liabilities:
Trading securities	93,755	(170,899)
Margin lending, brokerage and other receivables (including $4,219 and $15,797 changes from related parties)	379,944	(509,597)
Insurance contract assets	(3,182)	(6,566)
Other assets	(93,950)	(230,615)
Brokerage customer liabilities (including $56,522 and $40,843 changes from related parties)	1,734,397	1,187,289
Current income tax liability	21,923	15,260
Margin lending and trade payables (including $234 and $252 changes from related parties)	(803,685)	(505,097)
Lease liabilities	(12,466)	(8,394)
Liabilities from insurance activity	(15,898)	7,493
Other liabilities	69,715	34,214
Net cash flows from operating activities	1,733,896	343,311

Cash Flows Used In Investing Activities
Purchase of fixed assets and intangible assets	(175,772)	(53,581)
Net change in loans issued to customers	(395,584)	(341,842)
Purchase of available-for-sale securities, at fair value	(352,696)	(392,011)
Proceeds from sale of available-for-sale securities, at fair value	323,789	157,939
Purchase of held-to-maturity securities	(320,125)	—
Capital contribution to investment in associate	(70)	(2,414)
Cash, cash equivalents disposed from sale of Comrun LLP	(55)	—
Cash received from sale of ITS Tech	—	2,000
Cash, cash equivalents disposed from sale of ITS Tech	—	(542)

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Consideration paid for Silknet	(2,672)	(12,050)
Cash received at acquisition of Silknet	—	54
Cash, cash equivalents and restricted cash received from acquisitions	—	39
Consideration paid for other acquisitions	—	(2,804)
Consideration paid for acquisition of Astel Group Ltd.	(10,336)	—
Cash and cash equivalents received from acquisition of Astel Group Ltd.	7,678	—
Cash received from sale of Comrun LLP	2,421	—
Prepayment on acquisitions	(17,504)	(7,416)
Net cash flows used in investing activities	(940,926)	(652,628)

Cash Flows From Financing Activities
Net repayment of securities repurchase agreement obligations	(346,279)	(157,068)
Proceeds from issuance of debt securities	599,055	201,663
Net change in bank customer deposits	668,611	765,681
Repurchase of mortgage loans under the State Program	(45,297)	(40,962)
Funds received under state program for financing of mortgage loans	49,627	60,351
Net proceeds from loans received	78,117	3,946
Net cash flows from financing activities	1,003,834	833,611

Effect of changes in foreign exchange rates on cash and cash equivalents	72,256	(212,300)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(1,288)	378

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,867,772	312,372

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,644,770	1,007,721

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,512,542	$1,320,093

	For The Nine Months Ended December 31,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$318,830	$384,736
Income tax paid	$55,746	$32,934

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$10,657	$1,485

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

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$869,167	$577,940
Restricted cash	2,643,375	742,153
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$3,512,542	$1,320,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Total equity attributable to the shareholders'		Non- controlling interest		Total
	Shares	Amount

At September 30, 2025	61,159,931	$61	$285,160	$1,154,682	$(218,681)		$1,221,222		$—		$1,221,222

Undelivered stock based compensation	(10,483)	—	(663)	—	—		(663)		—		(663)
Stock based compensation	30,591	—	15,352	—	—		15,352		—		15,352
Foreign currency translation adjustments, net of tax effect	—	—	—	—	87,733		87,733		—		87,733
Other comprehensive loss	—	—	—	—	(5,032)		(5,032)		—		(5,032)
Net income	—	—	—	76,235	—		76,235		—		76,235

At December 31, 2025	61,180,039	$61	$299,849	$1,230,917	$(135,980)	0	$1,394,847	0	$—	0	$1,394,847

At March 31, 2025	60,993,949	$61	$246,610	$1,085,565	$(117,995)		$1,214,241		$117		$1,214,358

Sale of Comrun LLP	—	—	—	—	—		—		(117)		(117)
Forfeited stock based compensation	(82,906)	—	—	—	—		—		—		—
Undelivered stock based compensation	(10,483)	—	(663)	—	—		(663)		—		(663)
Stock based compensation	279,479	—	53,902	—	—		53,902		—		53,902
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(19,599)		(19,599)		—		(19,599)
Other comprehensive income	—	—	—	—	1,614		1,614		—		1,614
Net income	—	—	—	145,352	—		145,352		—		145,352

At December 31, 2025	61,180,039	$61	$299,849	$1,230,917	$(135,980)		$1,394,847		$—		$1,394,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At September 30, 2024	60,557,801	$61	$209,249	1,147,798	$(96,869)	$1,260,239	$2,997	$1,263,236

Delivered stock based compensation from previous year	12,816	—	302	—	—	302	—	302
Stock based compensation	48,600	—	13,417	—	—	13,417	—	13,417
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(101,212)	(101,212)	—	(101,212)
Other comprehensive income	—	—	—	—	8,865	8,865	—	8,865
Net income/(loss)	—	—	—	78,281	—	78,281	(144)	78,137

At December 31, 2024	60,619,217	$61	$222,968	$1,226,079	$(189,216)	$1,259,892	$2,853	$1,262,745

At March 31, 2024	60,321,813	$60	$183,788	$998,740	$(18,938)	$1,163,650	$3,308	$1,166,958

Delivered stock based compensation from previous year	215,878	—	3,092	—	—	3,092	—	3,092
Forfeited stock based compensation	(310,700)	—	—	—	—	—	—	—
Stock based compensation	392,226	1	36,088	—	—	36,089	—	36,089
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(186,990)	(186,990)	—	(186,990)
Other comprehensive income	—	—	—	—	16,712	16,712	—	16,712
Net income/(loss)	—	—	—	227,339	—	227,339	(455)	226,884

At December 31, 2024	60,619,217	$61	$222,968	$1,226,079	$(189,216)	$1,259,892	$2,853	$1,262,745

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC" and, together with its subsidiaries, the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services information, processing services and lifestyle services. The Company also owns several ancillary businesses, which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. The Company is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates (UAE), Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Turkey, Bulgaria, Germany, Greece, Lithuania, The Netherlands, and Spain, and the Group also has representative office in Austria, France, Poland, and Italy. The Company's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). The Company's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX"). The Company's common stock is included in Russell 3000® Index.
As of December 31, 2025, the Company owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Prime Executions, Inc. (d/b/a Freedom Capital Markets) ("FCM")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Turkey	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
Insurance Segment
LIC Freedom Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Freedom Digital Exchange CJSC	Kyrgyzstan	Digital asset services
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales
Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Finance Commercial LLP	Kazakhstan	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Kyrgyzstan LLC	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP ("Aviata")	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP ("Freedom Media")	Kazakhstan	Media and entertainment
Freedom Cloud LLP ("Freedom Cloud")	Kazakhstan	Telecommunications
SilkNetCom LLP ("SilkNetCom")	Kazakhstan	Telecommunications
Elitecom LLP	Kazakhstan	Telecommunications
Astel Group Ltd. (renamed Freedom Cloud Holding Ltd. on January 8, 2026)	Kazakhstan	Holding company
Arna-Sprint Data Communications JSC	Kazakhstan	Rental and leasing of other personal items and household goods
Astel JSC	Kazakhstan	Other wireless telecommunications
Freedom Kazakhstan Ltd.	Kazakhstan	Holding company
Freedom Advertising Ltd. ("Freedom Advertising")	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Events LLP	Kazakhstan	Concert and events organizations
Freedom Tech Ltd.	Kazakhstan	IT services
Freedom Ventures Ltd.	Kazakhstan	Investment company
Freedom Home LLP	Kazakhstan	Housing and utilities software solutions
Freedom Auto LLP	Kazakhstan	E-commerce and logistics
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE.	UAE	Consulting
Freedom Management Ltd.	UAE	Consulting
Freedom Telecom International FZE	UAE	Telecommunications
Freedom Finansial Hizmetler Anonim Şirketi	Turkey	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited	UK	Management consulting
Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC ("FSP")	Cyprus	Financial services

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company
Freedom24 Bulgaria VCC	Bulgaria	Tied Agent of Freedom EU
Freedom24 Greece Single Members P.C	Greece	Tied Agent of Freedom EU
Freedom24 Poland LTD	Poland	Tied Agent of Freedom EU
Freedom24 Lithuania, UAB	Lithuania	Tied Agent of Freedom EU
Freedom24 Iberia SL	Spain	Tied Agent of Freedom EU
Freedom24 Netherlands B.V.	Netherlands	Tied Agent of Freedom EU
Freedom24 Austria GmbH	Austria	Tied Agent of Freedom EU
Freedom24 France	France	Tied Agent of Freedom EU
Freedom24 C	Cyprus	EMI license acquisition
Freedom24 P	Cyprus	EMI license acquisition
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro	USA	Event platform
Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		79

Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance. The Company also provides lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the KASE and the AIX, the Republican Stock Exchange of Tashkent, and the Uzbek Republican Currency Exchange. Additionally, the Company U.S. subsidiary FCM it is a member of the New York Stock Exchange ("NYSE") and the Nasdaq Stock Exchange ("Nasdaq"). Freedom EU enhances the Company's offerings by providing customers with operational support and access to investment opportunities in the United States and the European securities markets.
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
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally defined as entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of December 31, 2025, the Company did not have any VIEs.
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

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Single non-related party	$89,646	$79,875	$272,677	$243,159

For the three months ended December 31, 2025 and December 31, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $85,555 and $77,354, respectively and interest income from margin loans to one customer in the amount of $4,091 and $2,521, respectively.

For the nine months ended December 31, 2025 and December 31, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $255,094 and $213,643, respectively, and interest income from margin loans to one customer in the amount of $17,583 and $29,516, respectively.

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2025 and March 31, 2025, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $49,453 and $49,093, respectively.

The amount of goodwill at December 31, 2025 increased compared to March 31, 2025 primarily as a result of the acquisition of 100% interest in Astel Group Ltd. (renamed Freedom Cloud Holding Ltd. on January 8, 2026) by Freedom Telecom, according to preliminary results. Final valuation of Astel Group Ltd. was not completed. Excluding the impact of acquisition of Astel Group Ltd., goodwill decreased due to the effect of foreign currency translation and sale of Comrun LLP.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2025 and 2024, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Foreign currency translation difference	(157)	(14)	(155)	(5,541)	(5,867)
Acquired	—	—	—	1,436	1,436
Balance as of December 31, 2024	$2,531	$2,732	$885	$42,069	$48,217

Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Foreign currency translation difference	(2)	(410)	(2)	(289)	(703)
Write-off due to the sale	—	—	—	(560)	(560)
Acquired	—	—	—	1,623	1,623
Balance as of December 31, 2025	$2,566	$2,325	$919	$43,643	$49,453

Accumulated impairment
Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of December 31, 2024	$—	$—	$—	$—	$—

Balance as of March 31, 2025	$—	$—	$—	$—	$—
Impairment expense					—
Balance as of December 31, 2025	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of December 31, 2024	$2,531	$2,732	$885	$42,069	$48,217
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Balance as of December 31, 2025	$2,566	$2,325	$919	$43,643	$49,453
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, a retrospective transition approach. The Company is currently evaluating the impact that ASU No 2025-06 will have on its consolidated financial statements and related disclosures.

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

In November 2025, the FASB issued ASU No. 2025-08, Financial instruments – Credit losses (Topic 326): Purchased loans. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.
The Company early adopted ASU 2025-08 in current interim reporting period, applying amendments as of October 1, 2025. The Company adopted the guidance on a prospective basis to loans that are acquired on or after the initial application date, in accordance with the transition provisions of ASU 2025-08. Accordingly, the guidance applies to transactions occurring on or after the adoption date, the prior-period financial statements were not restated. The adoption of this ASU did not materially affect on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and hedging (Topic 815): Hedge accounting improvements. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with Topic 815. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this update. The

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Company is currently evaluating the impact that ASU No 2025-09 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Government grants (Topic 832): Accounting for government grants received by business entities. The amendments in this update apply to business entities (specifically, all entities except for not-for-profit entities and employee benefit plans) that receive a government grant. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2029, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that ASU No 2025-10 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The Board is issuing amendments in this update to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact that ASU No 2025-11 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification improvements. Thirty-three issues are addressed in this update. The amendments in this update represent changes to the Codification that clarify, correct errors, or make minor improvements. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that ASU No 2025-12 will have on its consolidated financial statements and related disclosures.
NOTE 3 – CASH AND CASH EQUIVALENTS
As of December 31, 2025, and March 31, 2025, cash and cash equivalents consisted of the following:

	December 31, 2025	March 31, 2025

Short term deposits in commercial banks	$339,720	$262,345
Short term deposits in National Bank (Kazakhstan)	239,132	311,065
Securities purchased under reverse repurchase agreements	162,417	81,118
Petty cash in bank vault and on hand	84,840	59,533
Short term deposits in stock exchanges	15,284	2,391
Short term deposits in National Bank (Tajikistan)	10,012	7,647
Short term deposits on brokerage accounts	8,126	20,567
Cash in transit	5,202	10,546
Overnight deposits	3,857	81,962
Short term deposits in the Central Depository (Kazakhstan)	1,231	510
Other short term deposits and accounts	215	—

Allowance for Cash and cash equivalents	(869)	(382)

Total cash and cash equivalents	$869,167	$837,302

As of December 31, 2025, and March 31, 2025, total cash and cash equivalents included short-term collateralized securities received under reverse repurchase agreements which the Group enters into on the KASE. The KASE, in turn, guarantees

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of December 31, 2025, and March 31, 2025 are presented below:

	December 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	14.08%	$89,402	$1,772	$91,174
Corporate equity	16.64%	66,510	—	66,510
Corporate debt	13.34%	3,680	—	3,680
US sovereign debt	3.25%	1,053	—	1,053
Total		$160,645	$1,772	$162,417

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.05%	$58,202	$58,202
Corporate debt	13.27%	16,644	16,644
Non-US sovereign debt	4.48%	4,436	4,436
US sovereign debt	16.75%	1,836	1,836
Total		$81,118	$81,118
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of December 31, 2025 and March 31, 2025, was $163,759 and $82,140, respectively.
As of December 31, 2025 and March 31, 2025, securities purchased under reverse repurchase agreements included accrued interest in the amount of $94 and $5, with a weighted average maturity of 6 days and 1 day, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 – RESTRICTED CASH
As of December 31, 2025, and March 31, 2025, restricted cash consisted of the following:

	December 31, 2025	March 31, 2025

Brokerage customers’ cash	$2,529,674	$737,546
Guaranty deposits	102,162	70,026
Short term placements	11,742	—
Restricted bank accounts	9,333	8,122
Due from banks	6,395	6,904
Deferred distribution payment	23	23

Allowance for restricted cash	(15,954)	(15,153)

Total restricted cash	$2,643,375	$807,468

As of December 31, 2025, and March 31, 2025, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

As of December 31, 2025, and March 31, 2025, the Group had brokerage customers’ cash with a single non-related prime broker that individually exceeded 10% of the Group’s total restricted cash in the amount of $1,634,344 and $368,196, respectively.
NOTE 5 – INVESTMENT SECURITIES
As of December 31, 2025 and March 31, 2025, trading, available-for-sale securities and held-to-maturity securities consisted of the following:

	December 31, 2025	March 31, 2025

Non-U.S. sovereign debt	$1,258,870	$1,282,450
Corporate debt	727,939	807,985
Corporate equity	157,481	106,227
U.S. sovereign debt	33,184	73,787
Exchange traded notes and funds	6,093	4,837
Total trading securities	$2,183,567	$2,275,286

	December 31, 2025	March 31, 2025

Corporate debt	$330,400	$243,730
Non-U.S. sovereign debt	169,088	208,231
U.S. sovereign debt	22,055	21,626
Total available-for-sale securities, at fair value	$521,543	$473,587

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	December 31, 2025	March 31, 2025

Non-U.S. sovereign debt	$424,562	$65,914
Allowance for Non-US sovereign debt	(233)	(54)
Total held-to-maturity securities	$424,329	$65,860

Total investment securities	$3,129,439	$2,814,733

The following tables present maturity analysis for available-for-sale securities as of December 31, 2025, and March 31, 2025:

	December 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$80,652	$183,831	$62,203	$3,714	$330,400
Non-US sovereign debt	7,190	60,383	99,557	1,958	169,088
US sovereign debt	—	20,874	—	1,181	22,055
Total available-for-sale securities, at fair value	$87,842	$265,088	$161,760	$6,853	$521,543

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$85,300	$141,382	$9,308	$7,740	$243,730
Non-US sovereign debt	66,593	96,662	29,136	15,840	208,231
US sovereign debt	—	20,421	—	1,205	21,626
Total available-for-sale securities, at fair value	$151,893	$258,465	$38,444	$24,785	$473,587

The following tables present maturity analysis for held-to-maturity securities as of December 31, 2025, and March 31, 2025:

	December 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	181,222	149,091	94,016	424,329
Total held-to-maturity securities	$—	$181,222	$149,091	$94,016	$424,329

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

As of December 31, 2025, the Group held debt securities of a single issuer that individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,813,340 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $534,099. Similarly, as of March 31, 2025, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,527,340 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $578,862. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of December 31, 2025 and March 31, 2025, the Group had $435 and $406 that was recognized as other-than-temporary impairment in accumulated other comprehensive income/loss.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2025, and March 31, 2025:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of December 31, 2025 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	9.99%	$1,258,870	$486,623	$772,247	$—
Corporate debt	15.40%	727,939	463,123	263,782	1,034
Corporate equity	—	157,481	134,254	2,638	20,589
U.S. sovereign debt	3.66%	33,184	33,184	—	—
Exchange traded notes and funds	—	6,093	4,480	1,613	—

Total trading securities		$2,183,567	$1,121,664	$1,040,280	$21,623

Corporate debt	16.94%	$330,400	$121,680	$208,720	$—
Non-U.S. sovereign debt	9.97%	169,088	27,824	141,264	—
U.S. sovereign debt	2.57%	22,055	22,055	—	—

Total available-for-sale securities, at fair value		$521,543	$171,559	$349,984	$—
As of December 31, 2025, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $196,499, and using Level 2 inputs, totaled $227,719. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of December 31, 2025.

	December 31, 2025
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Non-US sovereign debt	424,329	9,670	(9,781)	424,218	2028 - 2037
Total held-to-maturity securities	$424,329	$9,670	$(9,781)	$424,218

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the valuation techniques and significant Level 3 inputs used in the valuation as of December 31, 2025, and March 31, 2025. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,353	Discount rate	17.0%
			Estimated number of years	3 years
			Termination multiplier	15.7x
Corporate equity	DCF	2,110	Discount rate	10.8%
			Estimated number of years	5 years
			Termination multiplier	0.935x
Corporate debt	DCF	1,034	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	126	Discount rate	58.8%
			Estimated number of years	9 years
Total		$21,623

Type	Valuation Technique	FV as of March 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,193	Discount rate	21.5%
			Estimated number of years	2 years
			Termination multiplier	19.5x
Corporate equity	DCF	127	Discount rate	58.8%
			Estimated number of years	9 years
Total		$18,320
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2025, and the year ended March 31, 2025:

Trading securities
Balance as of March 31, 2024	$20,442

Revaluation of investments that use Level 3 inputs	(2,122)
Balance as of March 31, 2025	$18,320

Reclassification to Level 3	1,034
Purchase of investments that use Level 3 inputs	2,110
Revaluation of investments that use Level 3 inputs	159
Balance as of December 31, 2025	$21,623

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2025, and March 31, 2025:

	December 31, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive (loss)/income including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$324,120	$—	$6,280	$330,400	2026 - 2039
Non-U.S. sovereign debt	171,090	(435)	(1,567)	169,088	2026 - indefinite
U.S. sovereign debt	22,066	—	(11)	22,055	2027 - 2044
Total available-for-sale securities, at fair value	$517,276	$(435)	4,702	$521,543

	March 31, 2025
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$243,660	$(28)	$98	$243,730	2025 - 2039
Non-U.S. sovereign debt	211,628	(378)	(3,019)	208,231	2024 - indefinite
U.S. sovereign debt	21,868	—	(242)	21,626	2027 - 2044
Total available-for-sale securities, at fair value	$477,156	$(406)	$(3,163)	$473,587

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of December 31, 2025, and March 31, 2025, consisted of:

	December 31, 2025	March 31, 2025

Margin lending receivables	$2,961,782	$3,294,569
Bond coupon receivable and dividends accrued	10,086	6,832
Receivables from telecommunication services	10,146	9,985
Bank commissions receivable	6,545	7,529
Receivables from brokerage customers	2,260	2,399
Other receivables	37,910	17,087

Allowance for receivables	(18,104)	(19,256)

Total margin lending, brokerage and other receivables, net	$3,010,625	$3,319,145

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
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions, excluding the Company's own shares held by the clients in their brokerage accounts. As of December 31, 2025, and March 31, 2025, the fair value of collateral held by the Group under margin loans was $8,498,497 and $6,379,368, respectively.

As of December 31, 2025, and March 31, 2025, the Company had two non-related party customers and three non-related party customers whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $1,797,094 and $2,323,461, respectively. The collateral held from these non-related party customers was valued at $1,958,145 and $3,218,277 as of December 31, 2025, and March 31, 2025, respectively.

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
As of December 31, 2025 and March 31, 2025, using actual, historical and statistical data, the Group recorded an allowance for brokerage and other receivables in the amounts of $18,104 and $19,256, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of December 31, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$1,077,676	January 2026 - May 2051	12.1%	$1,077,566	KZT / TJS
Corporate loans	350,699	January 2026 - September 2035	17.1%	262,129	KZT / TJS
Purchased retail loans	204,810	January 2026 - May 2031	31.9%	—	KZT
Loans to SME	202,169	January 2026 - November 2032	29.6%	29,434	KZT
Car loans	151,418	January 2026 - December 2032	24.4%	149,014	KZT
Retail loans	43,306	January 2026 - July 2045	40.5%	1,710	KZT
Other	25,133	January 2026 - May 2030	18.0%/3.0%/4.0%	17	KZT / USD / EUR

Allowance for loans issued	(72,668)

Total loans issued	$1,982,543
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

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 5% interest annually as described above. As of December 31, 2025 and March 31, 2025, the corresponding liability amounted to $520,397 and $503,705, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of December 31, 2025 and March 31, 2025, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $529,205 and $511,851, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

The Group historically entered into agreement with Microfinance Organization Freedom Finance Credit LLP ("FFIN Credit"), a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. Following the successful pilot, the Company considered either acquire FFIN Credit from Mr. Turlov or implement an in-house solution to replicate its functions, ensuring continuity and scalability of the lending operations.

Although the Group obtained legal title to uncollateralized retail loans purchased from FFIN Credit, the Group did not recognize such loans in its consolidated financial statements under U.S. GAAP, as the transactions did not qualify for sale accounting due to contractual provisions under which FFIN Credit retained the credit risk. Accordingly, the Group accounted for these arrangements as financing transactions similar to secured borrowing-type arrangement, recognizing loans receivable from FFIN Credit within loans issued on the Condensed Consolidated Balance Sheets, while the underlying customer loans were treated as collateral.

Beginning in September 2025, the Company begun originating these loans through its banking subsidiary and discontinued the purchase of unsecured consumer loans from FFIN Credit.

During the three months ended December 31, 2025, FFIN Credit and the Group agreed that FFIN Credit would make a compensation payment to the Group of approximately $23 million ($20 million discounted), payable over a period of up to two years. In exchange, the Company agreed to release FFIN Credit from the contractual provisions that provided credit protection to the Company covering a total of $215 million of outstanding loans at December 31, 2025. As a result of these modifications, the Group determined that it should recognize the loans previously purchased from FFIN Credit as of December 31, 2025 in the amount of $186 million.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The total accrued interest for loans issued amounted to $16,928 as of December 31, 2025 and $13,385 as of March 31, 2025.

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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of December 31, 2025. Current vintage disclosure is the requirement due to first adoption of ASC 326.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Fiscal Year
	2026	2025		2024	2023	2022	Prior	Revolving loans	Total
Mortgage loans	$243,933	$300,200		$166,529	$340,482	$26,532	$—	$—	$1,077,676
that are not credit impaired	243,030	297,181		163,939	337,748	26,148	—	—	1,068,046
with significant increase in credit risk	779	1,627		1,388	1,514	259	—	—	5,567
that are credit impaired	124	1,392		1,202	1,220	125	—	—	4,063
Loans to SME	47,339	64,965		78,212	11,653	—	—	—	202,169
that are not credit impaired	45,294	60,412		68,030	9,702	—	—	—	183,438
with significant increase in credit risk	1,120	1,733		2,844	513	—	—	—	6,210
that are credit impaired	925	2,820		7,338	1,438	—	—	—	12,521
Purchased retail loans	204,810	—		—	—	—	—	—	204,810
that are not credit impaired	204,810	—		—	—	—	—	—	204,810
Corporate loans	296,137	54,465		97	—	—	—	—	350,699
that are not credit impaired	295,453	53,984	—	97	—	—	—	—	349,534
with significant increase in credit risk	371	118		—	—	—	—	—	489
that are credit impaired	313	363		—	—	—	—	—	676
Car loans	42,390	4,310		82,275	22,443	—	—	—	151,418
that are not credit impaired	42,085	4,239		76,225	15,395	—	—	—	137,944
with significant increase in credit risk	208	28		1,040	472	—	—	—	1,748
that are credit impaired	97	43		5,010	6,576	—	—	—	11,726
Retail loans	39,483	2,963		800	60	—	—	—	43,306
that are not credit impaired	39,131	2,608		588	58	—	—	—	42,385
with significant increase in credit risk	147	94		27	—	—	—	—	268
that are credit impaired	205	261		185	2	—	—	—	653
Other	17,197	263		1,229	6,414	30	—	—	25,133
that are not credit impaired	17,197	263		1,222	6,414	30	—	—	25,126
with significant increase in credit risk	—	—		—	—	—	—	—	—
that are credit impaired	—	—		7	—	—	—	—	7
Total	$891,289	$427,166		$329,142	$381,052	$26,562	$—	$—	$2,055,211
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

Aging analysis of past due loans as of December 31, 2025 and March 31, 2025, is as follows:

	December 31, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$4,011	$1,556	$4,063	$1,068,046	$1,077,676
Corporate loans	84	405	676	349,534	350,699
Purchased retail loans	—	—	—	204,810	204,810
Loans to SME	3,505	2,705	12,521	183,438	202,169
Car loans	1,102	646	11,726	137,944	151,418
Retail loans	163	105	653	42,385	43,306
Other	—	—	7	25,126	25,133

Total	$8,865	$5,417	$29,646	$2,011,283	$2,055,211

	March 31, 2025
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,835	$678	$2,562	$918,455	$924,530
Loans to SME	3,325	2,135	17,311	221,446	244,217
Right of claim for purchased retail loans	—	—	—	183,635	183,635
Car loans	1,548	892	11,041	142,859	156,340
Corporate loans	730	1,083	1	147,329	149,143
Retail loans	36	16	221	4,574	4,847
Other	—	—	8	7,830	7,838

Total	$8,474	$4,804	$31,144	$1,626,128	$1,670,550
The activity in the allowance for credit losses for the nine months ended December 31, 2025 and 2024 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Purchased retail loans	Other	Total
March 31, 2025	(10,698)	(35,194)	(2,640)	(760)	(8,466)	(17,332)	(25)	$(75,115)
Charges	(3,147)	(22,463)	(3,576)	(5,186)	(3,828)	(24,030)	(51)	(62,281)
Recoveries	10,611	11,811	3,189	498	2,782	20,301	—	49,192
Write off	3	14,244	—	—	147	—	—	14,394
Modification	—	—	—	—	—	893	—	893
Forex	311	214	(9)	(179)	(16)	(72)	—	249
December 31, 2025	$(2,920)	$(31,388)	$(3,036)	$(5,627)	$(9,381)	$(20,240)	$(76)	$(72,668)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	(3,033)	(19,558)	(10)	(150)	(14,262)	(6,577)	(31)	$(43,621)
Charges	(6,258)	(30,223)	(3,228)	(422)	(4,086)	(9,335)	(22)	(53,574)
Recoveries	1,089	5,436	45	64	5,506	5,216	—	17,356
Write off	—	13,621	—	4	2,713	—	32	16,370
Other	—	—	—	—	—	—	—	—
Forex	560	3,969	301	56	1,927	59	—	6,872
December 31, 2024	$(7,642)	$(26,755)	$(2,892)	$(448)	$(8,202)	$(10,637)	$(21)	$(56,597)

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
The tax rates used for deferred tax assets and liabilities as of December 31, 2025, and March 31, 2025, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 15% for Germany, 12.5% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% for United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
During the nine months ended December 31, 2025, and 2024, the effective tax rate was equal to 25.4% and 15.5%, respectively.
On July 15 and 18, 2025, the President of the Republic of Kazakhstan signed the Law on Amendments to the current Tax Code of the Republic of Kazakhstan, as well as the new Tax Code of the Republic of Kazakhstan, which will come into effect on January 1, 2026.

The amendments related to the current tax code of Kazakhstan, is effective for the period starting from January 1, 2025 until December 31, 2025, and concerns the procedures and deadlines for filing individual tax returns. There will also be, for 2025 only, an additional 10% applied to the corporate income tax rate on certain types of income, including net income from debt securities issued by Ministry of Finance of Kazakhstan, income from short-term deposits with the National Bank of Kazakhstan (the "NBK"), net income from swaps with maturities of up to one year, and net interest income from direct and reverse REPO transactions. As a result of this change, the Company's Kazakhstani subsidiaries have incurred additional income tax expense in the amount of $19,844 for the three and nine months ended December 31, 2025. The details are presented in the table below:

Tax effect at Kazakhstani subsidiaries	19,844
Foreign tax credit used for GILTI and Subpart F Income taxes	(1,785)
Foreign tax credit used for Pillar II	(14,972)
Income tax expense effect, net of foreign tax credits	3,087
Income before income tax expenses for nine month ended December 31, 2025	194,946
Effect on the consolidated effective tax rate	1.58%
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
As of December 31, 2025, and March 31, 2025, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	16.73%	$788,123	$—	$788,123
Corporate debt	16.99%	232,411	34,740	267,151
Total securities sold under repurchase agreements		$1,020,534	$34,740	$1,055,274

	March 31, 2025
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	15.74%	$904,940	$2,364	$907,304
Corporate debt	15.95%	423,572	87,120	510,692
Corporate equity	3.25%	447	—	447
Total securities sold under repurchase agreements		$1,328,959	$89,484	$1,418,443
The fair value of collateral pledged under repurchase agreements as of December 31, 2025, and March 31, 2025, was $1,059,057 and $1,436,271, respectively.
Securities pledged as collateral by the Group under repurchase agreements include trading securities, available-for-sale, and held-to-maturity securities with market quotes and significant trading volume.
As of December 31, 2025 and March 31, 2025, securities repurchase agreement obligations included accrued interest in the amount of $3,655 and $4,798, with a weighted average maturity of 8 days and 10 days, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 10 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of December 31, 2025, and March 31, 2025, customer liabilities consisted of:

	December 31, 2025		March 31, 2025

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$2,247,009	0.04% - 18.8%	$1,722,313	0.05% - 18.3%
Total interest bearing deposits	$2,247,009		$1,722,313

Non-interest-bearing deposits:
Brokerage customers	$3,981,165		$2,167,111
Customer accounts	587,222		415,575
Total non-interest-bearing accounts	$4,568,387		$2,582,686

Total customer liabilities	$6,815,396		$4,304,999
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a periodic basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $40 for each customer. As at December 31, 2025, and March 31, 2025, respectively, the Group had total amounts in excess of insured bank term deposits of $823,132 and $669,753 for all customers.
As of December 31, 2025, and March 31, 2025, the Group had customer liabilities to a single non-related party that individually exceeded 10% of the Group’s total customer liabilities in the amount of $2,548,587 and $731,363, respectively.
NOTE 11 – MARGIN LENDING AND TRADE PAYABLES
As of December 31, 2025, and March 31, 2025, margin lending and trade payables of the Group comprised the following:

	December 31, 2025	March 31, 2025

Margin lending payables	$500,548	$1,290,569
Payables to suppliers of goods and services	40,878	20,096
Payables to merchants	8,769	5,982
Other	7,743	5,594
Total margin lending and trade payables	$557,938	$1,322,241
The fair value of collateral held by the Group under margin loans as of December 31, 2025, and March 31, 2025 was $3,551,761 and $4,521,411, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 – DEBT SECURITIES ISSUED
As of December 31, 2025, and March 31, 2025, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	Principal Amount as of December 31, 2025	Principal Amount as of March 31, 2025	Interest rate	Issue date	Maturity date	Denominated Currency

Freedom SPC bonds due 2028	$269,723	$—	9.5%	October, 2025	October, 2028	USD
Freedom SPC bonds due 2026	200,638	201,311	10.5%	September, 2024	September, 2026	USD
Freedom SPC bonds due 2027	200,471	—	10.0%	May, 2025	May, 2027	USD
Freedom SPC bonds due 2028	200,243	200,305	1-2 years: 12% 3-5 years: 10.39%	December, 2023	December, 2028	USD
Freedom SPC bonds due 2027	98,372	—	8.0%	May, 2025	May, 2027	EUR
Freedom SPC bonds due 2026	64,993	64,801	5.5%	October, 2021	October, 2026	USD
Freedom SPC bonds due 2027	30,183	—	9.0%	May, 2025	May, 2027	CNY
Accrued interest	10,774	3,134
Total debt securities issued	$1,075,397	$469,551
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
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12% and for subsequent (third, fourth and fifth) years the interest rate is stated to be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. The annual interest rate for subsequent (third, fourth and fifth) years has been determined at 10.39%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years, following the issue date, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
The Freedom SPC bonds due 2027 bear interest at an annual rate of 8%, 9% and 10% and maturity date in May 2027. Interest is paid on a quarterly basis.
The Freedom SPC bonds due 2028 bear interest at an annual rate of 9.5% and maturity date in October 2028. Interest is paid on a quarterly basis.
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
As of December 31, 2025, and March 31, 2025, the Group recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities.

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
As of December 31, 2025, and March 31, 2025, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	December 31, 2025	March 31, 2025
Assets:

Claims receivable from reinsurance	$17,460	$3,023
Amounts due from policyholders	6,077	15,197
Amounts due from reinsured	6,992	5,583
Advances paid for reinsurance	1,803	5,364
Less provision for impairment losses	(12,420)	(2,432)
Insurance and reinsurance receivables	$19,912	$26,735

Unearned premium reserve, reinsurers’ share	4,177	7,028
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	3,922	3,420

Total	$28,011	$37,183
As of December 31, 2025, and March 31, 2025, insurance and reinsurance payables of the Company was comprised of the following:

	December 31, 2025	March 31, 2025
Liabilities:

Amounts payable to insured	$7,505	$9,417
Amounts payable to reinsurers	3,566	1,669
Amounts payable to agents and brokers	332	6,287
Insurance and reinsurance payables:	$11,403	$17,373

Unearned premium reserve	106,284	87,194
Reserves for claims and claims’ adjustment expenses	462,419	376,972

Total	$580,106	$481,539

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Reserve Rollforward Table

	December 31, 2025	March 31, 2025

Reserves for claims and claims' adjustment expenses, beginning of the period	$411,926	$223,693
Reinsurance share, beginning of the period	(2,176)	(4,032)
Reserves for claims and claims' adjustment expenses, net of reinsurance	409,750	219,661
Claims and claims' adjustment expenses incurred:
Current period	45,774	234,782
Prior periods, excluding discount and amortization of deferred gain	6,253	(6,429)
Total claims and claims' adjustment expenses incurred	52,027	228,353
Claims and claims' adjustment expenses paid:
Current period	(19,595)	(27,551)
Prior periods	(20,090)	(14,290)
Total claims and claims' adjustment expenses paid	(39,685)	(41,841)
Other changes:
Foreign exchange effect	36,405	(32,621)
Total other changes	36,405	(32,621)
Reserves for claims and claims' adjustment expenses, end of the period	462,419	376,972
Reinsurance share, end of the period	(3,922)	(3,420)
Total	$458,497	$373,552
Allocation by Contract Type

Reserves for claims and claims' adjustment expenses, net of reinsurance	Long-Duration	Short-Duration	Total

December 31, 2025	$396,887	$61,610	$458,497
March 31, 2025	$289,275	$84,277	$373,552

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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the three months and nine months ended December 31, 2025, the Group netted its cashback incentives with bank services fee in the amount of $47.3 million and $102.3 million, respectively.

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

Contract assets arise when the revenue associated with the contract is recognized before the Group's unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of December 31, 2025 and March 31, 2025 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of December 31, 2025 and March 31, 2025 contract liability balances were not material.

During the three months ended December 31, 2025 and December 31, 2024 fee and commission income was comprised of:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$126,200	$—	$—	$—	$126,200
Agency fee income	—	—	—	5,304	5,304
Commission income from payment processing	—	—	—	6,283	6,283
Underwriting and market-making services	5,655	—	—	—	5,655
Bank services	—	(19,030)	—	—	(19,030)
Other fee and commission income	339	700	—	638	1,677
Total fee and commission income	$132,194	$(18,330)	$—	$12,225	$126,089

Agency fee expense	5	236	10,255	—	10,496
Brokerage services	10,189	209	—	29	10,427
Bank services	1,545	5,891	57	115	7,608
Central Depository services	393	—	—	—	393
Exchange services	1,888	—	—	10	1,898
Other commission expenses	312	—	—	2,557	2,869
Total fee and commission expense	$14,332	$6,336	$10,312	$2,711	$33,691

	Three months ended December 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$118,841	$—	$—	$—	$118,841
Bank services	—	8,360	—	—	8,360
Commission income from payment processing	—	—	—	7,138	7,138
Agency fee income	—	—	—	4,190	4,190
Underwriting and market-making services	1,549	—	—	—	1,549
Other fee and commission income	310	238	—	2,810	3,358
Total fee and commission income	$120,700	$8,598	$—	$14,138	$143,436

Agency fee expense	—	(31)	74,715	—	74,684
Brokerage services	9,400	11	18	3	9,432
Bank services	1,095	4,119	107	88	5,409
Exchange services	325	—	—	26	351
Central Depository services	152	—	—	—	152
Other commission expenses	611	—	—	3,288	3,899
Total fee and commission expense	$11,583	$4,099	$74,840	$3,405	$93,927

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$366,723	$—	$—	$—	$366,723
Agency fee income	—	—	—	16,207	16,207
Commission income from payment processing	—	—	—	17,225	17,225
Underwriting and market-making services	10,087	—	—	—	10,087
Bank services	—	(47,339)	—	—	(47,339)
Other fee and commission income	434	1,645	—	987	3,066
Total fee and commission income	$377,244	$(45,694)	$—	$34,419	$365,969

Agency fee expense	5	323	117,316	—	117,644
Brokerage services	28,347	247	2	59	28,655
Bank services	5,252	18,477	350	303	24,382
Central Depository services	969	—	—	—	969
Exchange services	2,291	—	—	33	2,324
Other commission expenses	1,439	—	—	7,311	8,750
Total fee and commission expense	$38,303	$19,047	$117,668	$7,706	$182,724

	Nine months ended December 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$319,386	$—	$—	$—	$319,386
Commission income from payment processing	—	—	—	21,671	21,671
Agency fee income	—	—	147	12,643	12,790
Bank services	—	12,748	—	—	12,748
Underwriting and market-making services	7,465	—	—	—	7,465
Other fee and commission income	432	844	—	4,640	5,916
Total fee and commission income	$327,283	$13,592	$147	$38,954	$379,976

Agency fee expense	—	1	213,529	—	213,530
Brokerage services	18,556	90	26	262	18,934
Bank services	3,126	9,859	331	216	13,532
Exchange services	1,288	—	—	70	1,358
Central Depository services	495	—	—	—	495
Other commission expenses	1,759	—	2	15,301	17,062
Total fee and commission expense	$25,224	$9,950	$213,888	$15,849	$264,911

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – NET GAIN ON TRADING SECURITIES
During the three months and nine months ended December 31, 2025 and December 31, 2024, net gain on trading securities was comprised of:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024

Net gain recognized during the period on trading securities sold during the period	$52,305	$15,013
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(8,827)	74,551
Net gain recognized during the period on trading securities	$43,478	$89,564

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024

Net gain recognized during the period on trading securities sold during the period	$105,091	$30,254
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	21,093	75,525
Net gain recognized during the period on trading securities	$126,184	$105,779

During the three months ended December 31, 2025, there was a realized gain on trading securities of $52.3 million, which is attributable to Kazakhstan sovereign bonds sold during the three months ended December 31, 2025. However, the Group has incurred an unrealized net loss of $8.8 million during the same period due to the decline in the value of securities positions held as of December 31, 2025.
During the nine months ended December 31, 2025, there was a realized gain on trading securities of $126.2 million, which is attributable to Kazakhstan sovereign bonds sold during the nine months ended December 31, 2025. Also, the Group has recognized an unrealized net gain of $21.1 million during the same period due to an increase in the value of securities positions held as of December 31, 2025. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - NET INTEREST INCOME/EXPENSE
Net interest income/expense for the three months ended December 31, 2025 and December 31, 2024 includes:

	Three months ended December 31, 2025	Three months ended December 31, 2024
Interest income:
Interest income on loans to customers	$75,168	$51,089
Interest income on margin loans to customers	73,937	61,295
Interest income on trading securities	40,948	95,666
Interest income on held-to-maturity securities	19,298	—
Interest income on securities available-for-sale	14,790	11,027
Interest income on reverse repurchase agreements and amounts due from banks	4,653	5,611
Total interest income	$228,794	$224,688

Interest expense:
Interest expense on customer accounts and deposits	$54,272	$27,288
Interest expense on securities repurchase agreement obligations	40,198	88,526
Interest expense on debt securities issued	24,524	9,974
Interest expense on margin lending payable	6,031	4,818
Other interest expense	1,894	—
Interest expense on loans received	996	530
Total interest expense	$127,915	$131,136

Net interest income	$100,879	$93,552

Net interest income/expense for the nine months ended December 31, 2025 and December 31, 2024 includes:

	Nine months ended December 31, 2025	Nine months ended December 31, 2024
Interest income:
Interest income on margin loans to customers	$207,040	$153,279
Interest income on loans to customers	203,540	152,849
Interest income on trading securities	131,193	307,786
Interest income on securities available-for-sale	42,047	28,430
Interest income on held-to-maturity securities	39,827	—
Interest income on reverse repurchase agreements and amounts due from banks	15,380	18,672
Total interest income	$639,027	$661,016

Interest expense:
Interest expense on customer accounts and deposits	$136,628	$74,111
Interest expense on securities repurchase agreement obligations	119,710	267,049
Interest expense on debt securities issued	55,775	23,912
Interest expense on margin lending payable	25,003	35,357
Interest expense on loans received	2,081	1,042
Other interest expense	4,387	48
Total interest expense	$343,584	$401,519

Net interest income	$295,443	$259,497

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 - NET GAIN ON DERIVATIVES

	Three months ended December 31, 2025	Three months ended December 31, 2024

Net realized gain on derivatives	$18,414	$11,740
Net unrealized gain on derivatives	8,126	149
Total net gain on derivatives	$26,540	$11,889

	Nine months ended December 31, 2025	Nine months ended December 31, 2024

Net realized gain on derivatives	$34,130	$26,490
Net unrealized gain on derivatives	4,706	4,201
Total net gain on derivatives	$38,836	$30,691

NOTE 18 – RELATED PARTY TRANSACTIONS

Related party transactions as of December 31, 2025 and March 31, 2025, consisted of the following:

	December 31, 2025		March 31, 2025
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$2,245	$869,167	$2,233	$837,302
Companies controlled by management	2,245		2,233
Restricted cash	$463,254	$2,643,375	$30	$807,468
Companies controlled by management	463,254		30
Investment securities	$7,851	$3,129,439	$1,174	$2,814,733
Companies controlled by management	7,851		1,174
Margin lending, brokerage and other receivables, net	$37,089	$3,010,625	$41,308	$3,319,145
Management	14,000		10,080
Companies controlled by management	23,088		31,228
Loans issued	$19,534	$1,982,543	$188,445	$1,595,435
Management	422		291
Companies controlled by management	19,090		188,154
Other	22		—
Other assets, net	$37,559	$227,607	$18,080	$168,541
Management	16,997		486
Companies controlled by management	20,562		17,594
LIABILITIES

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Customer liabilities	$104,683	$6,815,396	$48,161	$4,304,999
Management	31,279		13,827
Companies controlled by management	71,131		32,607
Other	2,273		1,727
Margin lending and trade payables	$1,073	$557,938	$1,307	$1,322,241
Management	199		201
Companies controlled by management	874		1,106
Liabilities from insurance activity	$9,534	$580,106	$5,960	$481,539
Management	1		—
Companies controlled by management	9,533		5,960
Other liabilities	$2,984	$283,440	$1,407	$129,737
Management	39		1,281
Companies controlled by management	2,944		125
Other	1		1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$2,598	$126,089	$556	$143,436
Management	90		197
Companies controlled by management	2,506		357
Other	2		2
Interest income	$4,553	$228,794	$380	$224,688
Management	3,740		224
Companies controlled by management	813		156
Insurance premiums earned, net of reinsurance	$468	$106,924	$1,956	$177,472
Management	273		5
Companies controlled by management	192		1,950
Other	3		1
Other (expense)/income	$9,901	$21,874	$(871)	$2,769
Management	1		1
Companies controlled by management	9,900		(872)
Expense:
Fee and commission expense	$903	$33,691	$487	$93,927
Companies controlled by management	903		456
Interest expense	$534	$127,915	$584	$131,136
Management	176		133
Companies controlled by management	339		442
Other	19		9
Advertising and sponsorship expense	$10,759	$36,628	$5,894	$41,035
Companies controlled by management	10,759		5,894

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	4,681	365,969	2,259	379,976
Management	387		706
Companies controlled by management	4,284		1,545
Other	10		8
Interest income	6,319	639,027	1,023	661,016
Management	5,016		643
Companies controlled by management	1,303		380
Insurance premiums earned, net of reinsurance	7,798	385,409	3,258	467,224
Management	290		9
Companies controlled by management	7,502		2,602
Other	6		647
Other (expense)/income	10,357	33,470	(345)	14,458
Management	99		1
Companies controlled by management	10,258		(346)
Expense:
Fee and commission expense	3,455	182,724	1,019	264,911
Management	1		31
Companies controlled by management	3,454		988
Interest expense	$1,455	343,584	$1,425	401,519
Management	417		361
Companies controlled by management	992		1,042
Other	46		22
Advertising and sponsorship expense	$21,164	88,593	$12,583	95,364
Companies controlled by management	21,164		12,583

As of March 31, 2025, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov. Beginning in September 2025, the Bank transitioned retail loan origination to its own platform and discontinued the purchase of unsecured consumer loans from FFIN Credit. For the details of financial impact of the transaction, see in Note 7 "Loans issued".
As of December 31, 2025, 26% of the Group's total related party other assets consisted of a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP) for the potential acquisition of A-Telecom LLP compared to 55% as of March 31, 2025. The potential acquisition of A-Telecom LLP is part of the Group’s strategy to expand its presence in the telecommunications market in Kazakhstan and to develop a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of its economic transactions with the Group.
As of December 31, 2025, 11% of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities (PTY) LTD held with Freedom Bank KZ, compared to 13% as of March 31, 2025. Turlov Family

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Office Securities (PTY) LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. Additionally, 23% of the Group's total related party customer liabilities as of December 31, 2025 were from a private company ITS Central Securities Depository Limited, compared to 1% as of March 31, 2025. Private company ITS Central Securities Depository Limited is a subsidiary of International Trading System Limited, an affiliate of the Group.
As of both December 31, 2025 and March 31, 2025, 99.6% of the Group's total related party liabilities from insurance activity were liabilities from FFIN Credit. The Group provides voluntary credit risk insurance covering losses arising from borrower defaults on microloan agreements originated by FFIN Credit. In addition, during the three months ended December 31, 2025, the Group did not recognize any insurance premiums earned, net of reinsurance, from such insurance services, compared to $1,770 recognized during the three months ended December 31, 2024. For the nine months ended December 31, 2025 and 2024, the Group recognized $6,789 and $1,864, respectively.
The Group continues to support the development of chess and football in Kazakhstan. During the three months ended December 31, 2025, the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $5,698 and from Freedom Youth Football League of Kazakhstan in the amount of $4,649, compared to $3,401 and $1,894, respectively, during the three months ended December 31, 2024. For the nine months ended December 31, 2025, advertising and sponsorship expense amounted to $8,157 for the Kazakhstan Chess Federation and $9,905 for the Freedom Youth Football League of Kazakhstan, compared to $9,754 and $2,230, respectively, for the nine months ended December 31, 2024. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. Freedom Youth Football League of Kazakhstan is a Kazakhstan-based company fully owned by Turlov Private Holding, in which Timur Turlov holds 99.9% of the shares. The sponsorship contributions to the Kazakhstan Chess Federation and Freedom Youth Football League of Kazakhstan during the three months ended December 31, 2025 were made to support the preparation and holding of championships, tournaments, training camps and other events.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 19 – STOCKHOLDERS’ EQUITY
During the three months ended December 31, 2025, the Company awarded stock grants totaling 30,591 shares, 2,354 of which were vested on the date of the award, compared to total grants of 48,600 shares during the three months ended December 31, 2024, 750 of which were vested on the date of the award.
During the nine months ended December 31, 2025, the Company awarded stock grants totaling 279,479 shares, 121,480 of which were vested on the date of the award, compared to total grants of 392,226 shares during the nine months ended December 31, 2024, 66,145 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
April 8, 2025 immediate stock grants	92,979
April 8, 2025	22,612
May 1, 2025	5,000
May 29, 2025 immediate stock grants	6,950
May 29, 2025	89,150
July 9, 2025 immediate stock grants	14,169
August 5, 2025 immediate stock grants	2,000
August 5, 2025	13,000
September 16, 2025 immediate stock grants	3,028
October 16, 2025	3,338
October 17, 2025 immediate stock grants	2,354
October 17, 2025	17,752
November 28, 2025	6,236
December 2, 2025	911
NOTE 20 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $15,352 during the three months ended December 31, 2025, and $13,417 during the three months ended December 31, 2024. As of December 31, 2025 there was $48,980 of total unrecognized compensation cost related to non-vested shares of common stock granted, and $39,914 during the three months ended December 31, 2024. The cost is expected to be recognized over a weighted average period of 3.64 years. The compensation expense related to stock awards, which vested on the date of the award was $382 and $72 during the three months ended December 31, 2025 and December 31, 2024, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of shares awarded during the three months ended December 31, 2025, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
16 October 2025	0.54	47.50%	3.77%
17 October 2025	4.28	37.10%	3.55%
28 November 2025	3.16	38.30%	3.50%
3 December 2025	0.66	42.40%	3.65%
The table below summarizes the activity for the Company's stock awards during the nine months ended December 31, 2025:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2025	1,207,307	97,748
Granted	279,479	37,555
Vested	(250,180)	(20,159)
Forfeited/cancelled/expired	(74,906)	(5,694)
Outstanding, at December 31, 2025	1,161,700	109,450
NOTE 21 – LEASES
At December 31, 2025, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2034. The Group's primary involvement with leases is in the capacity as a lessee where a Group leases premises to support its business.
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
The table below presents the lease related assets and liabilities recorded on the Company's condensed consolidated balance sheets as of December 31, 2025 and March 31, 2025:

	Classification on Balance Sheet	December 31, 2025	March 31, 2025
Assets
Operating lease assets	Right-of-use asset	$41,929	$39,828
Total lease assets		$41,929	$39,828

Liabilities
Operating lease liability	Lease liability	$43,767	$40,525
Total lease liability		$43,767	$40,525
The following table presents as of December 31, 2025, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2026	$5,776
2027	17,989
2028	14,148
2029	7,416
2030	4,997
Thereafter	4,924
Total payments	55,250
Less: amounts representing interest	(11,483)
Lease liability, net	$43,767
Weighted average remaining lease term (in months)	28
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of December 31, 2025 and December 31, 2024 were approximately $3,835 and $860, respectively. The Group's rent expense for office space was $3,302 and for $12,262 the three and nine months ended December 31, 2025 and $2,365 and $6,858 for the three and nine months ended December 31, 2024, respectively.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease ROU assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 22 – ACQUISITIONS OF SUBSIDIARIES

Acquisition of Astel Group Ltd.
On April 30, 2025, the Company acquired 100% interest in Astel Group Ltd. (renamed Freedom Cloud Holding Ltd. on January 8, 2026). Astel Group Ltd. is a provider of digital solutions and telecommunications services, and ranks among the largest telecom operators in Kazakhstan. Astel Group Ltd. provides advanced IT solutions including information security and cloud services.
The purpose of the acquisition of Astel Group Ltd. was to use the acquired assets and licenses to develop our telecommunications business.

At the reporting date, December 31, 2025, final valuation of Astel Group Ltd. was not completed. According to the preliminary results, as of April 30, 2025, the date of the acquisition of Astel Group Ltd., the fair value of net assets of Astel Group Ltd. was $20,604. The total purchase price was allocated as follows:

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
Since 2021, the Company and certain officers and directors have received several document subpoenas, document requests and subpoenas and requests for testimony from the SEC’s Division of Enforcement. The requested information relates to a number of topics, including the settlement practices and relationships with certain institutional market makers of certain of non-U.S. broker-dealer subsidiaries, and has included our accounting practices, disclosures, and internal controls. The matter is ongoing, and the Company is cooperating with the SEC. The Company face risks and uncertainties relating to the duration, outcome or impact of the inquiry on its business, including the amount of any fines or other penalties. Any of the foregoing could, individually or in the aggregate, materially adversely affect, the Company's reputation, business, financial condition, results of operations, prospects, and cash flows.
The Group accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of December 31, 2025 and March 31, 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.
Einride arbitration case

In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim with the SCC Arbitration Institute against the Company (the "Claim"). The Claim is related to the Einride’s raising of a convertible loan through subscription to its convertible debentures. The Claim alleges that the Company failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and the Company in 2024. Einride seeks monetary damages in the amount of $10,000, together with applicable interest and legal costs. The Company contests the Claim and the relief sought by Einride. The arbitration is being administered under the SCC Arbitration Rules. The arbitration tribunal has been formed. Einride has filed its statement of claim, followed by the Company's statement of defense and Einride's statement of reply. Further submissions and other procedural steps, including hearings, are expected in due course. According to the agreed procedural timeline, the final award is preliminarily scheduled to be issued in May 2026.
Employment disputes

During the nine months ended December 31, 2025, the Company became involved in certain additional claims, complaints and legal or regulatory proceedings arising in the ordinary course of its business, including employment-related matters. The Company believes the complaints are without merit and is currently defending against the allegations. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, related to these matters, and accordingly no provision has been recorded.

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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of December 31, 2025, and March 31, 2025, were as follows:

	As of December 31, 2025	As of March 31, 2025

Unused commitments under lines of credits and guarantees	$233,836	$44,239
Bank guarantees	42,854	15,039
Total	$276,690	$59,278
Capital expenditure commitments
As of December 31, 2025, the Group had contractual capital expenditure commitments of up to $112,324 related to Freedom Telecom Operations Ltd. for equipment and software acquisition. These commitments are expected to be settled under the relevant agreements within the 5-year period and fall within the scope of the Group’s ordinary capital investment activities.

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

	Three months ended December 31, 2025
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$132,194	$(18,330)	$—	$12,225	$126,089
Net (loss)/gain on trading securities	(2,564)	51,771	(569)	(5,160)	43,478
Interest income	79,620	126,764	19,859	2,551	228,794
Insurance premiums earned, net of reinsurance	—	—	106,924	—	106,924
Net (loss)/gain on foreign exchange operations	(9,161)	53,739	(283)	1,479	45,774
Net gain on derivative	8,591	9,631	—	8,318	26,540
Sales of goods and services	—	—	—	29,148	29,148
Other income	923	11,963	3,943	5,045	21,874
TOTAL REVENUE, NET	209,603	235,538	129,874	53,606	628,621

Fee and commission expense	14,332	6,336	10,312	2,711	33,691
Interest expense	9,327	89,541	1,444	27,603	127,915
Insurance claims incurred, net of reinsurance	—	—	77,937	—	77,937
Payroll and bonuses	49,470	23,863	9,394	41,357	124,084
Professional services	3,050	706	1,208	10,999	15,963
Stock compensation expense	5,576	3,312	711	5,753	15,352
Advertising and sponsorship expense	10,925	360	506	24,837	36,628
General and administrative expense	14,423	19,943	2,344	34,706	71,416
(Recovery of)/allowance for expected credit losses	(231)	998	5,026	549	6,342
Cost of sales	—	—	—	25,348	25,348
TOTAL EXPENSE	106,872	145,059	108,882	173,863	534,676

INCOME/(LOSS) BEFORE INCOME TAX	$102,731	$90,479	$20,992	$(120,257)	$93,945

Income tax (expense)/benefit	(21,708)	(10,927)	2,636	12,289	(17,710)

NET INCOME/(LOSS)	$81,023	$79,552	$23,628	$(107,968)	$76,235

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2025
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$377,244	$(45,694)	$—	$34,419	$365,969
Net gain on trading securities	17,112	96,337	7,953	4,782	126,184
Interest income	222,724	357,096	54,252	4,955	639,027
Insurance premiums earned, net of reinsurance	—	—	385,409	—	385,409
Net (loss)/gain on foreign exchange operations	(7,183)	29,679	1,693	8,697	32,886
Net gain on derivative	8,612	24,268	—	5,956	38,836
Sales of goods and services	—	—	—	66,370	66,370
Other income/(expense)	2,238	25,816	5,475	(59)	33,470
TOTAL REVENUE, NET	620,747	487,502	454,782	125,120	1,688,151

Fee and commission expense	38,303	19,047	117,668	7,706	182,724
Interest expense	34,068	241,281	5,428	62,807	343,584
Insurance claims incurred, net of reinsurance	—	—	238,145	—	238,145
Payroll and bonuses	116,197	65,799	26,284	102,048	310,328
Professional services	6,836	1,385	2,431	28,832	39,484
Stock compensation expense	16,689	9,213	11,568	16,432	53,902
Advertising and sponsorship expense	28,881	3,831	898	54,983	88,593
General and administrative expense	36,347	46,808	6,403	69,389	158,947
(Recovery of)/allowance for expected credit losses	(2,165)	15,138	9,383	752	23,108
Cost of sales	—	—	—	54,390	54,390
TOTAL EXPENSE	275,156	402,502	418,208	397,339	1,493,205

INCOME/(LOSS) BEFORE INCOME TAX	$345,591	$85,000	$36,574	$(272,219)	$194,946

Income tax (expense)/benefit	(63,586)	(20,143)	(6,279)	40,414	(49,594)

NET INCOME/(LOSS)	$282,005	$64,857	$30,295	$(231,805)	$145,352

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$120,700	$8,598	$—	$14,138	$143,436
Net gain/(loss) on trading securities	20,905	66,773	3,319	(1,433)	89,564
Interest income	72,828	135,222	15,378	1,260	224,688
Insurance premiums earned, net of reinsurance	—	—	177,472	—	177,472
Net (loss)/gain on foreign exchange operations	(2,621)	(14,621)	2,301	18,886	3,945
Net gain on derivative	1,078	10,770	—	41	11,889
Sales of goods and services	—	—	—	10,815	10,815
Other income/(expense)	441	(372)	(639)	3,339	2,769
TOTAL REVENUE, NET	213,331	206,370	197,831	47,046	664,578

Fee and commission expense	11,583	4,099	74,840	3,405	93,927
Interest expense	15,774	101,864	2,963	10,535	131,136
Insurance claims incurred, net of reinsurance	—	—	104,511	—	104,511
Payroll and bonuses	26,368	16,916	9,650	24,461	77,395
Professional services	1,635	412	595	8,313	10,955
Stock compensation expense	8,328	2,174	1,549	1,366	13,417
Advertising and sponsorship expense	14,803	1,239	77	24,916	41,035
General and administrative expense	10,048	11,237	4,374	28,215	53,874
Allowance for expected credit losses	1,391	27,754	1,103	364	30,612
Cost of sales	—	—	—	9,388	9,388
TOTAL EXPENSE	89,930	165,695	199,662	110,963	566,250

INCOME/(LOSS) BEFORE INCOME TAX	$123,401	$40,675	$(1,831)	$(63,917)	$98,328

Income tax (expense)/benefit	(21,105)	(6,223)	(3,360)	10,497	(20,191)

NET INCOME/(LOSS)	$102,296	$34,452	$(5,191)	$(53,420)	$78,137

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$327,283	$13,592	$147	$38,954	379,976
Net gain/(loss) on trading securities	31,874	69,616	7,053	(2,764)	105,779
Interest income	188,465	423,271	45,342	3,938	661,016
Insurance premiums earned, net of reinsurance	—	—	467,224	—	467,224
Net gain/(loss) on foreign exchange operations	9,722	(35,882)	3,696	40,977	18,513
Net gain on derivative	2,409	28,241	—	41	30,691
Sales of goods and services	—	—	—	28,059	28,059
Other income/(expense)	3,291	243	(193)	11,117	14,458
TOTAL REVENUE, NET	563,044	499,081	523,269	120,322	1,705,716

Fee and commission expense	25,224	9,950	213,888	15,849	264,911
Interest expense	69,067	298,205	8,796	25,451	401,519
Insurance claims incurred, net of reinsurance	—	—	218,504	—	218,504
Payroll and bonuses	67,534	46,757	24,266	62,572	201,129
Professional services	5,891	576	1,302	18,699	26,468
Stock compensation expense	19,925	6,305	4,353	5,505	36,088
Advertising and sponsorship expense	41,449	3,132	541	50,242	95,364
General and administrative expense	28,956	36,101	17,173	52,910	135,140
Allowance for/(recovery of) expected credit losses	1,484	36,775	1,500	(490)	39,269
Cost of sales	—	—	—	18,911	18,911
TOTAL EXPENSE	259,530	437,801	490,323	249,649	1,437,303

INCOME/(LOSS) BEFORE INCOME TAX	$303,514	$61,280	$32,946	$(129,327)	$268,413

Income tax (expense)/benefit	(45,940)	(9,641)	(9,544)	23,596	(41,529)

NET INCOME/(LOSS)	$257,574	$51,639	$23,402	$(105,731)	$226,884
The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

	December 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Total assets	$5,882,884	$5,027,954	$818,204	$647,768	$12,376,810
Total liabilities	4,643,790	4,420,376	627,376	1,290,421	10,981,963

Net assets	$1,239,094	$607,578	$190,828	$(642,653)	$1,394,847

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

The following table presents revenues for the three and nine months ended December 31, 2025 and 2024, and long-lived assets as of December 31, 2025 and March 31, 2025, classified by the major geographic areas based on subsidiaries' location.

	Three months ended December 31, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$123,164	$235,413	$129,874	$46,226	$534,677
Armenia	45,930	—	—	—	45,930
Cyprus	36,196	—	—	4,600	40,796
US	2,083	—	—	1,147	3,230
Other	2,230	125	—	1,633	3,988
TOTAL REVENUE, NET	$209,603	$235,538	$129,874	$53,606	$628,621

	Nine months ended December 31, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$382,258	$487,216	$454,782	$98,770	$1,423,026
Armenia	145,495	—	—	—	145,495
Cyprus	83,043	—	—	13,352	96,395
US	3,884	—	—	9,292	13,176
Other	6,067	286	—	3,706	10,059
TOTAL REVENUE, NET	$620,747	$487,502	$454,782	$125,120	$1,688,151

	Three months ended December 31, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$131,923	$206,370	$197,831	$22,747	$558,871
Armenia	61,150	—	—	—	61,150
Cyprus	18,750	—	—	3,381	22,131
US	840	—	—	19,413	20,253
Other	668	—	—	1,505	2,173
TOTAL REVENUE, NET	$213,331	$206,370	$197,831	$47,046	$664,578

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine months ended December 31, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$385,376	$499,081	$523,269	$67,539	$1,475,265
Armenia	122,319	—	—	—	122,319
Cyprus	51,379	—	—	3,409	54,788
US	2,240	—	—	47,175	49,415
Other	1,730	—	—	2,199	3,929
TOTAL REVENUE, NET	$563,044	$499,081	$523,269	$120,322	$1,705,716

	December 31, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$23,536	$83,722	$6,768	$214,779	$328,805
Right-of-use assets	17,212	7,902	2,117	14,698	41,929
TOTAL LONG-LIVED ASSETS	$40,748	$91,624	$8,885	$229,477	$370,734

Kazakhstan	14,065	89,786	8,885	194,257	306,993
Cyprus	12,773	—	—	28,374	41,147
US	3,786	—	—	3,632	7,418
Armenia	5,653	—	—	—	5,653
Other	4,471	1,838	—	3,214	9,523
TOTAL LONG-LIVED ASSETS	$40,748	$91,624	$8,885	$229,477	$370,734

	March 31, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,713	$53,716	$2,461	$114,213	$191,103
Right-of-use assets	21,101	7,684	2,532	8,511	39,828
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

Kazakhstan	15,241	60,863	4,993	97,608	178,705
Cyprus	15,178	—	—	21,791	36,969
US	4,220	—	—	2,389	6,609
Armenia	6,082	—	—	—	6,082
Other	1,093	537	—	936	2,566
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

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
Freedom Life and Freedom Insurance are required by ARDFM to notify it of any proposal to declare or pay a dividend on its share capital, and the ARDFM may, following the notification, decide to restrict such proposal. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of December 31, 2025 and March 31, 2025, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of December 31, 2025, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by the NBK and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, (v) in Uzbekistan issued by the Center of Coordination and Development of Securities Market, (vi) in Kyrgyzstan issued by the Financial Market Regulatory and Supervision Service under the Ministry of Economy and Сommerce of the Kyrgyz Republic, and (vii) in UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority; (b) a banking license for foreign currency operations in Kazakhstan issued by the ARDFM; (c) banking licenses (i) in Kazakhstan for corporate and retail banking services issued by the ARDFM (including for currency exchange operations), and (ii) in Tajikistan issued by the National Bank of Tajikistan; (d) a payment service provider in Kazakhstan registered in such capacity with the NBK, payment services providers in Uzbekistan and Kyrgyzstan holding licenses from the Central Bank of Uzbekistan and the National Bank of the Kyrgyz Republic, respectively; and (e) a securities portfolio management license in Tajikistan issued by the Ministry of Finance of Tajikistan. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the SEC and FINRA, with respect to its brokerage and investment advisory activities in the U.S. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of December 31, 2025 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Bank KZ	Bank	$474,785	$215,678	$259,107	$255,060
Freedom EU	Brokerage	449,525	21,961	427,564	644,366
Freedom Holding Corp.	Kazakhstan bank holding company	393,480	200,000	193,480	37,415
Freedom Global	Brokerage	139,910	37,528	102,382	214,192
Freedom Life	Life Insurance	116,841	11,667	105,174	102,641
Freedom Armenia ("Freedom AR")	Brokerage	87,954	789	87,165	85,449
Freedom KZ	Brokerage	65,289	389	64,900	131,238
Freedom Insurance	Property and Casualty Insurance	36,215	11,667	24,548	31,582
Other regulated operating subsidiaries	Other	19,944	260	19,684	(38,079)
		$1,783,942	$499,938	$1,284,004	$1,463,864
According to the requirements of the NBK, the regulator of Freedom KZ and Freedom Life, capital is adjusted through subtraction of non-liquid assets. Consequently, net capital for regulatory purposes may be lower than retained earnings balances. For the purposes of capital requirements applicable to Freedom EU, which is regulated by the CySEC and Freedom Global regulated by Astana Financial Services Authority, current year profit is not included within net capital for regulatory purposes, as profits can only be included in net capital after a statutory audit is completed.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2025 for each of our subsidiaries that are regulated entities that is material for our consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Kazakhstan bank holding company	$526,906	$200,000	$326,906	$(256,096)
Freedom EU	Brokerage	450,903	19,320	431,584	607,659
Freedom Bank KZ	Bank	382,259	175,396	206,862	159,119
Freedom KZ	Brokerage	43,568	390	43,178	100,440
Freedom Global	Brokerage	66,217	21,564	44,653	56,941
Freedom Life	Life Insurance	58,246	11,692	46,554	70,574
Freedom Armenia ("Freedom AR")	Brokerage	47,994	773	47,221	48,067
Freedom Insurance	Property and Casualty Insurance	33,646	11,692	21,954	29,150
Other regulated operating subsidiaries	Other	14,130	267	13,863	(28,622)
		$1,623,869	$441,094	$1,182,775	$787,232

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
Special Note About Forward-Looking Information

This quarterly report on Form 10-Q and any related discussions contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve substantial risks and uncertainties. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "mission," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements, other than statements of historical fact, included herein in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding aims, goals, and plans and objectives, including business mission and strategy, digital fintech ecosystem development, features and performance of our products and services, including Tradernet, Freedom SuperApp and Freedom Business mobile applications, our plans for expansion into telecommunication, media and other markets, expected capital expenditures and plans to finance such capital expenditures, the expected impact of changes in tax laws, credit loss exposure, credit ratings and outlook, the expected impact of new accounting pronouncements, prospects related to the Kazakhstan Sovereign AI Hub development, compliance, information security, acquisitions, payment of cash dividends on our common stock, treasury policy, statements with respect to legal proceedings, our plans for expanding our banking segment, and other non-historical statement.
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
•trade policies of the U.S. and other countries trade policies, including the imposition of tariffs and retaliatory tariffs;
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
•market risks and fluctuations affecting the value of our proprietary investments;
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

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Turkey, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Spain and we also have a presence in Austria, France, Italy, and Poland. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of December 31, 2025, we had 11,311 employees and 233 offices (of which 36 offered brokerage services, 61 offered insurance services, 39 offered banking services and 97 offered other financial and non-financial services).

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

	Number of customers as of December 31, 2025	Number of customers as of March 31, 2025
Banking	4,471,000	2,515,000
Insurance	1,178,000	1,170,000
Brokerage	828,000	683,000
Other	697,000	605,000
Brokerage Segment
As of December 31, 2025, in our Brokerage business segment we had 36 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, and Kyrgyzstan. On December 29, 2025, we received a brokerage license in the UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority. In addition, following receipt of a principal approval by the Turkey's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Turkey. We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions. Depending on the region, our brokerage services may include securities trading and margin lending. Our investment banking business, which includes underwriting and market making activities, is carried out by professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products.
Freedom KZ and Freedom Global are professional participants on the KASE and the AIX. Our Uzbekistan entity Foreign Enterprise LLC Freedom Finance is a professional participant on the Republican Stock Exchange of Tashkent, the Uzbek Republican Currency Exchange and International Trading System Limited. Freedom AR is a professional participant on the Armenia Stock Exchange. Our Kyrgyzstan entity Freedom Broker LLC is a professional participant on the Kyrgyz Stock Exchange.
Freedom EU oversees our European region operations (including Austria, Bulgaria, Cyprus, France, Germany, Greece, Italy, The Netherlands, Poland, Lithuania, Spain, and the United Kingdom).Through Freedom EU, we provide transaction processing and intermediary services to our regional customers and to institutional customers that seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter securities by Freedom group securities brokerage firms, excluding FCM, are also routed to and executed through Freedom EU.
FCM is a registered agency-only execution broker-dealer on the floor of the NYSE. FCM is a member of Nasdaq, NYSE and FINRA, as well as Securities Investor Protection Corporation (SIPC) insured. FCM provides a full range of broker-dealer services, including research, sales and trading services for institutional accounts, investment banking services and independent investment research through research reports, recommendations and investment ideas to assist customers in making informed decisions.
As of December 31, 2025, we had 1,953 employees in our Brokerage segment, including 1,650 full-time employees and 303 part-time employees.
Banking Segment
Our Banking segment consists of the operations of Freedom Bank KZ and Freedom Bank TJ.
Freedom Bank KZ is a pioneer in digital retail and commercial banking services in Kazakhstan, offering deposits, multi‑currency payment cards, consumer and SME loans, payment and acquiring solutions. The bank extends our capital market heritage into everyday finance, providing the funding, payments and credit backbone of the wider Freedom ecosystem. Our Freedom Bank TJ obtained its banking license on October 15, 2024 and continues the phased rollout of its operations. We are also considering plans for expanding our banking segment to other jurisdictions which is contingent upon, among other factors, prevailing market conditions and obtaining the required regulatory approvals.
As of December 31, 2025, Freedom Bank KZ's assets increased by 13%. In particular, trading portfolio decreased by 13%, held-to-maturity portfolio increased by 544%, loan portfolio increased by 23%, deposit portfolio increased by 30%, in each case in comparison with March 31, 2025. The increase in the loan and deposit portfolios reflects continued customer demand and growth in our banking services, while the decline in trading portfolio aligns with our strategic focus on core banking operations.
We have 39 office locations in Kazakhstan and Tajikistan that provide banking services to our customers. As of December 31, 2025, we had 3,764 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
We have two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance.
Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of December 31, 2025, Freedom Life had 329,167 active contracts, as compared to 1,038,516 active contracts as of March 31, 2025. "Active contracts" refers to insurance policies that are currently in force, meaning they have been issued and are not expired, canceled, or otherwise inactive as of the reporting date. The decrease in active contracts was due to the newly introduced regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the first quarter of fiscal 2026. As of December 31, 2025, Freedom Life had total assets of approximately $597.5 million and total liabilities of approximately $462.5 million, as compared to total assets of approximately $554 million and total liabilities of approximately $465.9 million as of March 31, 2025.
Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan offering various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of December 31, 2025, Freedom Insurance had 1,383,501 active contracts, as compared to 824,838 active contracts as of March 31, 2025. As of December 31, 2025, Freedom Insurance had total assets of approximately $222.6 million and total liabilities of approximately $167.0 million, as compared to total assets of approximately $157.4 million and total liabilities of approximately $105.5 million as of March 31, 2025.
As of December 31, 2025, we had 61 offices and 1,087 employees, including 1,069 full-time employees and 18 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Other Segment
As of December 31, 2025, in our Other segment we had 97 offices and 4,507 employees, including 4,264 full-time employees and 243 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In the recent years, we have also established subsidiaries in Kazakhstan and UAE with a view to developing a telecommunications business and a media business, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. Revenue in this segment is mainly derived from online retail trade and e-commerce services, provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
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
The  Freedom SuperApp ("Freedom SuperApp" or "SuperApp") is the Group’s front end for all retail services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, investment, card management and lifestyle commerce. All modules are built on a micro‑services architecture with open Application Programming Interfaces (APIs) to nearly one hundred government and commercial data sources.
The SuperApp supports accounts and payments in KZT, multiple foreign currencies and Freedom Currency, an exchange‑traded note linked to the performance of FRHC common stock. Our app provides our customers with a loyalty and referral program, access to a lifestyle marketplace including ticketing (cinema, concerts via Ticketon), travel bookings (Freedom Travel), media content (Freedom Media), grocery delivery (Arbuz) and on‑demand home services (Naimi), auto accessories and tires (Freedom Drive), mobile phones and electronic devices (Freedom Mobile), e-SIM cards, and a digital pharmacy. The app also integrates customer wealth information into a real‑time net‑worth view generating secured‑loan offers where collateral is available. In addition, it enables customers to automatically complete and file certain individual tax declarations required by Kazakhstan law. All our core lending lines operate on the same end‑to‑end digital rail inside the SuperApp, enabling our eligible customers to obtain digital mortgage loans and consumer digital auto loans in a streamlined, automated way.
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
Our Freedom Business mobile application is a full-featured mobile bank designed for individual entrepreneurs. It provides customers with 24/7 mobile access to financial management tools, including access to current accounts, balance monitoring, account detail viewing, and statement downloads. The app enables customers to perform a full range of transactions, such as payments to counterparties, transfers to the state budget, internal account transfers, and payroll management, including direct transfers to employees. The app also includes advanced acquiring functionalities, such as online ordering of point-of-sale (POS) terminals and corporate cards, accepting payments via QR code, and monitoring sales analytics. In addition, Freedom Business integrates various value-added services, including the AirShop partner marketplace builder which enables customers to launch an online store within minutes, an AI assistant, access to credit products, and a cashback loyalty program.
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
In alignment with our digital fintech ecosystem strategy, we are expanding our business by entering the telecommunications market in Kazakhstan and regional media industry in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business in Kazakhstan is operated by Freedom Telecom, a wholly-owned subsidiary of Freedom Holding Corp., incorporated under the laws of the AIFC. As Freedom Telecom represents a new line of business, its strategy and budget are evolving dynamically in response to internal developments and external market factors, which may result in material adjustments. Our telecom services will be offered as a separate product and in a bundle with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient. Through entities incorporated under the AIFC laws, we also operate Freedom Cloud that was structured during the third quarter of fiscal 2026 as a standalone business line. Freedom Cloud is an essential component of our digital ecosystem that delivers advanced cloud infrastructure and related services both within the Group and to external clients, including major enterprises and government entities.
In November 2025, the Company entered into a non-binding arrangement with the Kazakhstan Ministry of Artificial Intelligence and Digital Development providing for potential collaboration on the development of a $2 billion Sovereign AI Hub in Kazakhstan. The proposed AI Hub is to utilize NVIDIA’s latest computing architecture and be located at a site in Kazakhstan with 100 MW of available power, with the Company acting as the principal financing and implementation partner. In addition to strengthening Kazakhstan’s position in the global AI landscape, the initiative may enhance the Company’s competitiveness in AI innovation and support its long-term growth strategy.
During fiscal 2024, we established Freedom Media as a subsidiary of Freedom Telecom that is intended to become a major Kazakhstan media platform offering tailored streaming services to the Kazakhstan market and, potentially, the broader Central Asian region. Freedom Media is built within the Freedom ecosystem to provide unlimited access to a diverse collection of TV shows, movies, documentaries, and an exclusive content of multiple genres that is produced in-house.
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

On October 3, 2025, S&P raised its long-term issuer credit and financial strength ratings on Freedom Life to 'BB+' from 'BB'. The outlook is stable. The agency also raised its national scale rating to 'kzAA' from 'kzAA-'. Pursuant to S&P, the upgrade reflects Freedom Life's track record of market share and profit growth over recent years.

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
FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended December 31, 2025 are as follows:

We had total revenues, net of $628.6 million for the three months ended December 31, 2025, as compared to $664.6 million for the three months ended December 31, 2024. The decrease between the two quarters was primarily attributable to the following:

•Our insurance premiums earned, net of reinsurance for the three months ended December 31, 2025 were $106.9 million, a decrease of $70.5 million or 40%, compared to the three months ended December 31, 2024. The decrease was primarily driven by lower written insurance premiums as a result of the regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period.

•We had a net gain on trading securities of $43.5 million for the three months ended December 31, 2025, as compared to a net gain on trading securities of $89.6 million for the three months ended December 31, 2024. The change was attributable mainly due to the decline in the value of securities positions we held as of December 31, 2025, partially offset by gains from the sale of Kazakhstan sovereign bonds during the three months ended December 31, 2025.

•Our fee and commission income for the three months ended December 31, 2025 was $126.1 million, an decrease of $17.3 million, or 12%, compared to the three months ended December 31, 2024. The decrease was primarily driven by lower income from banking services and payment processing, partially offset by higher fee and commission income from brokerage services and agency fees. The decrease in fee and commission from banking services was primarily driven by active use by our customers of a cashback-based loyalty program, with cashback amounts reflected as a reduction of banking service revenue.

We had total expense of $534.7 million, for the three months ended December 31, 2025, as compared to $566.3 million for the three months ended December 31, 2024. The decrease was mainly attributable to decreases in fee and commission expense, insurance claims incurred (net of reinsurance), allowance for expected credit losses, advertising and sponsorship expense, and interest expense.

We had net income of $76.2 million for the three months ended December 31, 2025, as compared to $78.1 million for the three months ended December 31, 2024. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $81.0 million, net income of $79.6 million, net income of $23.6 million and net loss of $108.0 million, respectively, to our total net income for the three months ended December 31, 2025.

Our total assets increased to $12.4 billion as of December 31, 2025 from $9.9 billion as of March 31, 2025.

The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended December 31, 2025 and 2024
The following comparison of our financial results for the three-month periods ended December 31, 2025 and 2024 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended December 31, 2025		Three months ended December 31, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$126,089	20%	$143,436	22%	$(17,347)	(12)%
Net gain on trading securities	43,478	7%	89,564	13%	(46,086)	(51)%
Interest income	228,794	36%	224,688	34%	4,106	2%
Insurance premiums earned, net of reinsurance	106,924	17%	177,472	27%	(70,548)	(40)%
Net gain on foreign exchange operations	45,774	7%	3,945	1%	41,829	1,060%
Net gain on derivatives	26,540	4%	11,889	2%	14,651	123%
Sales of goods and services	29,148	5%	10,815	2%	18,333	170%
Other income	21,874	3%	2,769	—%	19,105	690%
Total revenue, net	$628,621	100%	$664,578	100%	$(35,957)	(5)%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended December 31,
	2025	2024	Amount Change	% Change
Brokerage services	$126,200	$118,841	$7,359	6%
Commission income from payment processing	6,283	7,138	(855)	(12)%
Underwriting and market-making services	5,655	1,549	4,106	265%
Agency fee income	5,304	4,190	1,114	27%
Bank services	(19,030)	8,360	(27,390)	(328)%
Other fee and commission income	1,677	3,358	(1,681)	(50)%
Total fee and commission income	$126,089	$143,436	$(17,347)	(12)%

The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended December 31,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	100%	83%
Commission income from payment processing	5%	5%
Agency fee income	4%	3%
Underwriting and market-making services	4%	1%
Bank services	(15)%	6%
Other fee and commission income	1%	2%
Total fee and commission income	100%	100%

Fee and commission income for the three months ended December 31, 2025 amounted to $126.1 million, reflecting a decrease of $17.3 million or 12% compared to $143.4 million for the three months ended December 31, 2024. The decrease was driven by several factors, as discussed below.
Fee and commission income from brokerage services was $126.2 million, representing a 6% increase from $118.8 million in the three months ended December 31, 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 618,000 as of December 31, 2024 to 828,000 as of December 31, 2025. During the three months ended December 31, 2025 and December 31, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $85.6 million and $77.4 million, representing 68% and 54%, respectively, of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $6.3 million in the three months ended December 31, 2025 from $7.1 million for the three months ended December 31, 2024. The $0.9 million decrease is attributable to a decrease in our average acquiring rate and overall decline in transaction turnover during those periods.

Fee and commission income from underwriting and market-making services increased to $5.7 million in the three months ended December 31, 2025 compared to $1.5 million in the prior-year period. The increase was primarily attributable to higher underwriting activity and improved market-making volumes during the period.

Fee and commission income from banking services decreased by $27.4 million during the three months ended December 31, 2025 from $8.4 million for the three months ended December 31, 2024. The decrease was primarily driven by active use by our customers of a cashback-based loyalty program, with cashback amounts reflected as a reduction of banking service revenue. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers by supporting our customer base expansion and increasing engagement across the ecosystem.

Net gain on trading securities
We had a net gain on trading securities of $43.5 million for the three months ended December 31, 2025, a decrease of $46.1 million as compared to a net gain of $89.6 million for the three months ended December 31, 2024. The following table sets forth information regarding our net gains on trading activities during the three months ended December 31, 2025 and 2024:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended December 31, 2025	$52,305	$(8,827)	$43,478
Three months ended December 31, 2024	$15,013	$74,551	$89,564
During the three months ended December 31, 2025, we had a realized gain on trading securities of $52.3 million. The gain primarily reflected our active portfolio management strategy, which mostly attributable to the sale of Kazakhstani corporate debts at favorable market prices following a short-term rally in the local debt market. However, we also incurred an unrealized net loss of $8.8 million during the same period due to the decline in the value of securities positions we held as of December 31, 2025.
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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2025	2024	Amount Change	% Change
Interest income on margin loans to customers	73,937	61,295	12,642	21%
Interest income on loans to customers	75,168	51,089	24,079	47%
Interest income on trading securities	40,948	95,666	(54,718)	(57)%
Interest income on held-to-maturity securities	19,298	—	19,298	100%
Interest income on securities available-for-sale	14,790	11,027	3,764	34%
Interest income on reverse repurchase agreements and amounts due from banks	4,653	5,611	(958)	(17)%
Total interest income	$228,794	$224,688	$4,106	2%

	Three months ended December 31,
	2025	2024
	(as a % of total interest income)
Interest income on margin loans to customers	32%	27%
Interest income on loans to customers	33%	23%
Interest income on trading securities	18%	43%
Interest income on held-to-maturity securities	8%	—%
Interest income on securities available-for-sale	6%	5%
Interest income on reverse repurchase agreements and amounts due from banks	2%	2%
Total interest income	100%	100%

For the three months ended December 31, 2025, we had interest income of $228.8 million, representing an increase of $4.1 million, or 2%, compared to the three months ended December 31, 2024. The increase was primarily driven by a $24.1 million increase in interest income on loans to customers due to the increase of the loan portfolio. Additionally, interest income on held-to-maturity securities increased by $19.3 million due to the increase of the held-to-maturity portfolio. Interest income on margin loans to customers increased by $12.6 million, or 21% reflecting higher customer activity in margin lending. Increase in interest income was partially offset by decrease in interest income on trading securities.

The interest income on securities available-for-sale increased by $3.8 million, or 34%, compared to the three months ended December 31, 2024. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan. We also experienced a $54.7 million, or 57%, decrease in interest income on trading securities. This decrease was primarily due to a lower volume of trading securities held during the period.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
	2025		2024
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$1,716,905	(2)	$3,331,297
Loans issued	1,894,554	(1)	1,363,371
Margin lending, brokerage and other receivables, net	2,952,160		2,485,961
Available-for-sale securities, at fair value	500,209	(2)	395,396
Held-to-maturity securities	410,676		—
	Average yields(3)

Trading securities	9.9%		12.0%
Loans issued	16.8%		15.9%
Margin lending, brokerage and other receivables, net	10.4%		10.2%
Available-for-sale securities, at fair value	12.4%		11.6%
Held-to-maturity securities	18.8%		—%
	Interest income

Interest income on loans to customers	$75,168		$51,089
Interest income on margin loans to customers	73,937		61,295
Interest income on trading securities	40,948		95,666
Interest income on securities available-for-sale	14,790		11,027
Interest income on held-to-maturity securities	19,298		—
Other interest income	4,653		5,611
Total interest income	$228,794		$224,688

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. Therefore, as of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. As of December 31, 2025, the monthly average balance of margin loans to customers was $— million and the weighted average interest rates was 0%.

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

	Three months ended December 31,
	2025 vs 2024
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(14,548)	$(40,170)	$(54,718)
Interest income on loans to customers	3,319	20,760	24,079
Interest income on margin loans to customers	1,014	11,628	12,642
Interest income on available-for-sale securities	722	3,042	3,764
Interest income on held-to-maturity securities	—	19,298	19,298
Other interest income	—	—	(958)
Total interest income	$(9,494)	$14,558	$4,106
Insurance premiums earned, net of reinsurance
For the three months ended December 31, 2025, we had insurance premiums earned, net of reinsurance of $106.9 million, a decrease of $70.5 million, or 40%, compared to the three months ended December 31, 2024. The decrease was primarily attributable to a $73.1 million, or 41%, decrease in written insurance premiums due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. This decrease in income from written insurance premiums was partially offset by a $2.8 million increase in change in unearned premium reserve, net for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The following table sets out information on our insurance premiums earned, net of reinsurance for the periods presented.

	Three months ended December 31,
(amounts in thousands)	2025	2024	Amount Change	% Change
Written insurance premiums	$103,652	$176,784	$(73,132)	(41)%
Reinsurance premiums ceded	(4,454)	(4,254)	(200)	5%
Change in unearned premium reserve, net	7,726	4,942	2,784	56%
Insurance premiums earned, net of reinsurance	$106,924	$177,472	$(70,548)	(40)%
Net gain on foreign exchange operations
For the three months ended December 31, 2025, we realized a net gain on foreign exchange operations of $45.8 million compared to a net gain of $3.9 million for the three months ended December 31, 2024. The increase was primarily due to the translation gain in the amount of $41.9 million which is mainly attributable to the 8% strengthening of Kazakhstan tenge against US dollar and other currencies. There was also a $3.9 million gain on dealing transactions in three months ended December 31, 2025 compared with a $23.2 million gain for the three months ended December 31, 2024. The decrease is mainly attributable to Freedom Bank KZ, which had a gain of $3.9 million from foreign currency dealings for the three months ended December 31, 2025, compared to $23.2 million for the three months ended December 31, 2024.
Net gain on derivatives
For the three months ended December 31, 2025, we had net gain on derivatives of $26.5 million compared to a net gain of $11.9 million for the three months ended December 31, 2024. The change was primarily attributable to our subsidiary FSP, which had a unrealized net gain of $8.2 million for the three months ended December 31, 2025. There was also an increased volume of swap turnover from Freedom KZ, resulting in a $8.6 million realized gain in the three months ended December 31, 2025, compared to a $1.1 million gain in three months ended December 31, 2024.

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended December 31, 2025		Three months ended December 31, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$33,691	6%	$93,927	17%	$(60,236)	(64)%
Interest expense	127,915	24%	131,136	23%	(3,221)	(2)%
Insurance claims incurred, net of reinsurance	77,937	15%	104,511	18%	(26,574)	(25)%
Payroll and bonuses	124,084	23%	77,395	14%	46,689	60%
Professional services	15,963	3%	10,955	2%	5,008	46%
Stock compensation expense	15,352	2%	13,417	2%	1,935	14%
Advertising and sponsorship expense	36,628	7%	41,035	7%	(4,407)	(11)%
General and administrative expense	71,416	13%	53,874	10%	17,542	33%
Allowance for expected credit losses	6,342	1%	30,612	5%	(24,270)	(79)%
Cost of sales	25,348	5%	9,388	2%	15,960	170%
Total expense	$534,676	100%	$566,250	100%	$(31,574)	(6)%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended December 31,
	2025	2024	Amount Change	% Change
Agency fee expense	$10,496	$74,684	$(64,188)	(86)%
Brokerage services	10,427	9,432	995	11%
Bank services	7,608	5,409	2,199	41%
Central Depository services	393	152	241	159%
Exchange services	1,898	351	1,547	441%
Other commission expenses	2,869	3,899	(1,030)	(26)%
Total fee and commission expense	$33,691	$93,927	$(60,236)	(64)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended December 31,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	31%	80%
Brokerage services	31%	10%
Bank services	23%	6%
Exchange services	6%	—%
Central Depository services	1%	—%
Other commission expenses	9%	4%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $60.2 million, or 64%, in the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The decrease was mainly attributable to a $64.2 million in agency fee service expenses in the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, driven by regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. Additionally, the decrease was partially offset by $2.2 million increase in bank services expense during the period, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
During the three months ended December 31, 2025, total interest expense amounted to $127.9 million, representing a decrease of $3.2 million, or 2%, compared to $131.1 million for the same period in 2024. The decline was primarily driven by changes in average balances and average interest rates across several funding sources.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 51% decline in the average balance, from $2.4 billion during the three months ended December 31, 2024 to $1.2 billion during the three months ended December 31, 2025. This decrease primarily reflects the Group's strategic decision to reduce exposure to market risk by liquidating a portion of the trading portfolio, which historically has been primarily funded through repurchase agreements. As a result, the need for repurchase agreements financing declined, leading to both lower average balances and reduced interest expense.
Interest expense on customer liabilities increased to $54.3 million in the three months ended December 31, 2025, compared to $27.3 million in the three months ended December 31, 2024. This increase was driven by the growth of customer deposit base reflecting the continued expansion of the Group’s banking segment.
Interest expense on debt securities issued increased to $24.5 million in the three months ended December 31, 2025, compared to $10.0 million in the three months ended December 31, 2024. This increase was primarily driven by the placement of several new debt securities between the two periods.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
	2025	2024
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$1,180,967	$2,422,139
Customer liabilities (1)	2,107,913	1,572,554
Debt securities issued	1,036,381	423,565
Margin lending payable	521,635	490,702
	Average rates

Securities repurchase agreement obligations	14.3%	15.4%
Customer liabilities (1)	10.7%	7.1%
Debt securities issued	9.8%	9.8%
Margin lending payable	4.7%	4.0%
	Interest expense
Interest expense on securities repurchase agreement obligations	$40,198	$88,526
Interest expense on customer accounts and deposits	54,272	27,288
Interest expense on debt securities issued	24,524	9,974
Interest expense on margin lending payable	6,031	4,818
Other interest expense	2,890	530
Total interest expense	$127,915	$131,136
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

	Three months ended December 31,
	2025 vs 2024
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(5,967)	$(42,362)	$(48,328)
Interest expense on customer accounts and deposits	16,086	10,898	26,984
Interest expense on debt securities issued	51	14,499	14,550
Interest expense on margin lending payable	899	314	1,213
Other interest expense	—	—	2,360
Total	$11,069	$(16,650)	$(3,221)
Insurance claims incurred, net of reinsurance
For the three months ended December 31, 2025, insurance claims incurred, net of reinsurance, decreased by $26.6 million, or 25%, to $77.9 million, as compared to $104.5 million for the three months ended December 31, 2024. The decrease was primarily driven by a $52.0 million, or 70%, reduction in change to in insurance reserves to $22.7 million for the three months ended December 31, 2025, as compared to $74.7 million for the three months ended December 31, 2024.

This reduction in reserve activity was largely attributable to the decrease in insurance premiums earned, net of reinsurance, during the period, which resulted in lower insured exposure and a corresponding decline in insurance claims incurred. The decrease did not reflect material changes in underlying loss assumptions or reserving methodologies. This was partially offset by higher claims paid, which increased by $28.3 million, or 261%, to $39.2 million for the three months ended December 31, 2025, as compared to $10.9 million for the three months ended December 31, 2024, and by a $4.9 million, or 26%, increase in other insurance net expense to $24.1 million for the three months ended December 31, 2025, as compared to $19.2 million for the three months ended December 31, 2024. In addition, the reinsurance offset was higher, with reinsurers’ share of claims paid totaling $8.0 million for the three months ended December 31, 2025, as compared to $0.2 million for the three months ended December 31, 2024.
Payroll and bonuses

For the three months ended December 31, 2025, we had payroll and bonuses expense of $124.1 million, representing an increase of $46.7 million or 60% compared to payroll and bonuses expense of $77.4 million for the three months ended December 31, 2024. The increase in payroll and bonus expenses was driven by the expansion of our workforce through hiring, the establishment of new subsidiaries and acquisitions, as well as higher salary and bonus amounts between the two periods.

Professional services

For the three months ended December 31, 2025, our professional services expense was $16.0 million, representing an increase of $5.0 million, or 46%, compared to $11.0 million for the three months ended December 31, 2024. The increase was primarily attributable to an increase in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services.

Stock compensation expense

For the three months ended December 31, 2025, our stock compensation expense was $15.4 million, representing an increase of $1.9 million compared to stock compensation expense of $13.4 million for the three months ended December 31, 2024. The increase is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2026, 2025 and 2024 fiscal years.

Advertising and sponsorship expense

Advertising and sponsorship expense for the three months ended December 31, 2025, was $36.6 million, representing a decrease of $4.4 million, or 11%, compared to $41.0 million for the three months ended December 31, 2024.
The decrease was primarily driven by a $4.2 million reduction in advertising expenditures by Freedom EU, mainly due to the timing of marketing campaigns, as well as a decline in sponsorship expenses compared to the prior fiscal year. The Company continued to support socially significant initiatives through contributions to the Kazakhstan Chess Federation, the Junior Football League of Kazakhstan, and other community programs, reaffirming its commitment to the development of sports, education, and social well-being.

General and administrative expense

General and administrative expense for the three months ended December 31, 2025, was $71.4 million, representing an increase of $17.5 million or 33% compared to general and administrative expense of $53.9 million for the three months ended December 31, 2024. The main factors contributing to the increase were increases in other operating expenses, depreciation and amortization expenses, business travel, taxes other than income tax, lease depreciation and software support. Other operating expenses increased by $4.9 million, primarily due to increased banking and overhead costs from Freedom Bank KZ, as well as the overall growth of our operations. The increase in depreciation and amortization expenses by $3.7 million, was caused by planned increase in fixed assets of Freedom Bank KZ. The increase in business travel expenses increased in amount of $2.9 million, primarily resulted from increased travel activity supporting expanded operational and strategic initiatives across multiple regions. Taxes, other than income tax, increased by $1.9 million, mainly due to the continued growth of our operations, including the addition of new subsidiaries. Lease depreciation increased by $1.4 million, driven by business expansion and acquisition of additional office and retail space. Software support expenses increased by $1.1 million, mainly due to the incurring support services with respect to of licensed and other software systems.

Provision for allowance for expected credit losses

We recognized provision for allowance for credit losses in the amount of $6.3 million for the three months ended December 31, 2025, as compared to provision for allowance for credit losses of $30.6 million for the three months ended

December 31, 2024. The decrease in the provision during the period was primarily driven by lower provisions relating to purchased retail loans, loans to SME and mortgage loans, reflecting improved macroeconomic conditions and other factors that reduced the estimated probability of default across our loan portfolio, as well as the incorporation of updated forward-looking information.
Income tax expense

We had income before income tax of $93.9 million and $98.3 million for the three months ended December 31, 2025, and December 31, 2024, respectively. Income tax expense for the three months ended December 31, 2025, and December 31, 2024 was $17.7 million and $20.2 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Such rate during the three months ended December 31, 2025, decreased to 18.9%, from 20.5% during the three months ended December 31, 2024. The main factor of the change in effective tax rate was, that decrease occurred as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, total decrease has been partially offset with the fact, that during the three months ended December 31, 2025, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for the three months ended December 31, 2025, we had net income of $76.2 million compared to $78.1 million for the three months ended December 31, 2024, a decrease of 2%.
Foreign currency translation adjustments, net of tax
Due to a 7.9% appreciation of the Kazakhstan tenge against the U.S. dollar during the three months ended December 31, 2025, we realized a foreign currency translation gain of $87.7 million for the three months ended December 31, 2025 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $101.2 million for the three months ended December 31, 2024.
Comparison of the Nine-month Periods Ended December 31, 2025 and 2024
The following comparison of our financial results for the nine-month periods ended December 31, 2025 and 2024 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Nine months ended December 31, 2025		Nine months ended December 31, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$365,969	22%	$379,976	22%	$(14,007)	(4)%
Net gain on trading securities	126,184	7%	105,779	6%	20,405	19%
Interest income	639,027	37%	661,016	39%	(21,989)	(3)%
Insurance premiums earned, net of reinsurance	385,409	23%	467,224	27%	(81,815)	(18)%
Net gain on foreign exchange operations	32,886	2%	18,513	1%	14,373	78%
Net gain on derivatives	38,836	2%	30,691	2%	8,145	27%
Sales of goods and services	66,370	4%	28,059	2%	38,311	137%
Other income	33,470	2%	14,458	1%	19,012	131%
Total revenue, net	$1,688,151	100%	$1,705,716	100%	$(17,565)	(1)%
* Percentage of total revenue, net.

Fee and commission income

The following table sets forth information regarding our fee and commission income for the periods presented.

	Nine months ended December 31,
	2025	2024	Amount Change	% Change
Brokerage services	366,723	319,386	47,337	15%
Commission income from payment processing	17,225	21,671	(4,446)	(21)%
Agency fee income	16,207	12,790	3,417	27%
Underwriting and market-making services	10,087	7,465	2,622	35%
Bank services	(47,339)	12,748	(60,087)	(471)%
Other fee and commission income	3,066	5,916	(2,850)	(48)%
Total fee and commission income	$365,969	$379,976	$(14,007)	(4)%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Nine months ended December 31,
	2025	2024
	(as a % of total fee and commission income)
Brokerage services	100%	84%
Commission income from payment processing	5%	6%
Agency fee income	4%	3%
Bank services	(13)%	3%
Underwriting and market-making services	3%	2%
Other fee and commission income	1%	2%
Total fee and commission income	100%	100%

Fee and commission income for the nine months ended December 31, 2025 amounted to $366.0 million, reflecting a decrease of $14.0 million or 4% compared to $380.0 million for the nine months ended December 31, 2024. This decrease was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services was $366.7 million, representing a 15% increase from $319.4 million in the nine months ended December 31, 2024. This growth was primarily due to an increase in the number of retail brokerage customers from 618,000 as of December 31, 2024 to 828,000 as of December 31, 2025. During the nine months ended December 31, 2025 and December 31, 2024, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $255.1 million and $213.6 million, representing 70% and 56%, respectively, of our total fee and commission income for that period.

Fee and commission income from payment processing decreased to $17.2 million in the nine months ended December 31, 2025 from $21.7 million for the nine months ended December 31, 2024. The $4.4 million decrease is attributable to a decrease in our average acquiring rate and overall decline in transaction turnover during the period.

Fee and commission income from banking services decreased by $60.1 million during the nine months ended December 31, 2025 from $12.7 million for the nine months ended December 31, 2024. The decrease was primarily driven by active use by our customers of a cashback-based loyalty program, with cashback amounts reflected as a reduction of banking service revenue. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers by supporting our customer base expansion and increasing engagement across the ecosystem.
Net gain on trading securities
We had a net gain on trading securities of $126.2 million for the nine months ended December 31, 2025, an increase of $20.4 million as compared to a net gain of $105.8 million for the nine months ended December 31, 2024. The following table sets forth information regarding our net gains on trading activities during the nine months ended December 31, 2025 and 2024:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Nine months ended December 31, 2025	$105,091	$21,093	$126,184
Nine months ended December 31, 2024	$30,254	$75,525	$105,779
During the nine months ended December 31, 2025, we had a realized gain on trading securities of $126.2 million, which is mostly attributable to Kazakhstani corporate debt securities sold during the nine months ended December 31, 2025. Also, we recognized an unrealized net gain of $21.1 million during the same period due to an increase in the value of securities positions we held as of December 31, 2025. The majority of the unrealized net gain is attributable to Kazakhstan sovereign bonds.
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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2025	2024	Amount Change	% Change
Interest income on margin loans to customers	$207,040	$153,279	$53,761	35%
Interest income on loans to customers	203,540	152,849	50,691	33%
Interest income on trading securities	131,193	307,786	(176,593)	(57)%
Interest income on securities available-for-sale	42,047	28,430	13,617	48%
Interest income on held-to-maturity securities	39,827	—	39,827	100%
Interest income on reverse repurchase agreements and amounts due from banks	15,380	18,672	(3,292)	(18)%
Total interest income	$639,027	$661,016	$(21,989)	(3)%

	Nine months ended December 31,
	2025	2024
	(as a % of total interest income)
Interest income on margin loans to customers	32%	23%
Interest income on loans to customers	32%	23%
Interest income on trading securities	21%	47%
Interest income on securities available-for-sale	7%	4%
Interest income on held-to-maturity securities	6%	—%
Interest income on reverse repurchase agreements and amounts due from banks	2%	3%
Total interest income	100%	100%

For the nine months ended December 31, 2025, we had interest income of $639.0 million, representing a decrease of $22.0 million, or 3%, compared to the nine months ended December 31, 2024. The decrease was primarily driven by a $176.6 million, or 57%, decrease in interest income on trading securities. This decrease was primarily due to a lower volume of trading securities held during the period.

This decline was partially offset by increase in other streams of interest income. Specifically, interest income on loans to customers increased by $50.7 million, or 33%, due to the increase in loan portfolio. Similarly, interest income on margin loans to customers rose by $53.8 million, or 35%, reflecting increased customer activity in margin lending. The interest income on held-to-maturity has increased by $39.8 million due to expansion of the held-to-maturity portfolio.

Additionally, the interest income on securities available-for-sale increased by $13.6 million, or 48%, compared to the nine months ended December 31, 2024. Such increase was due to the increase of volume of available-for-sale securities which is attributable to the purchase of debt securities of the Ministry of Finance of the Republic of Kazakhstan.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the nine months ended December 31, 2025 and 2024.

	Nine months ended December 31,
	2025		2024
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$1,671,188	(2)	$3,309,753
Loans issued	1,771,442	(1)	1,360,755
Margin lending, brokerage and other receivables, net	2,945,206		1,856,741
Available-for-sale securities, at fair value	474,422	(2)	310,941
Held-to-maturity securities	295,573		—
	Average yields(3)

Trading securities	10.6%		12.6%
Loans issued	15.6%		15.3%
Margin lending, brokerage and other receivables, net	9.5%		9.3%
Available-for-sale securities, at fair value	12.0%		12.4%
Held-to-maturity securities	18.0%		—%
	Interest income

Interest income on trading securities	$131,193		$307,786
Interest income on loans to customers	203,540		152,849
Interest income on margin loans to customers	207,040		127,382
Interest income on securities available-for-sale	42,047		28,430
Interest income on held-to-maturity securities	39,827		—
Other interest income	15,380		18,672
Total interest income	$639,027		$635,119

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances.

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. As of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. Accordingly, as of December 31, 2025, the monthly average balance of margin loans to customers was $— million and the weighted average interest rates was 0%.

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

	Nine months ended December 31,
	2025 vs 2024
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	(42,675)	(133,918)	(176,593)
Interest income on loans to customers	3,637	47,054	50,691
Interest income on margin loans to customers	3,251	76,407	79,658
Interest income on available-for-sale securities	(856)	14,473	13,617
Interest income on held-to-maturity securities	—	39,827	39,827
Other interest income	—	—	(3,292)
Total interest income	(36,643)	43,843	3,908

Insurance premiums earned, net of reinsurance
For the nine months ended December 31, 2025, we had insurance premiums earned, net of reinsurance of $385.4 million, a decrease of $81.8 million, or 18%, as compared to the nine months ended December 31, 2024. The decrease was primarily attributable to a $88.5 million, or 18%, decrease in written insurance premiums due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. This decrease in income from written insurance premiums was partially offset by a $4.4 million increase in change in unearned premium reserve, net and $2.3 million increase in reinsurance premiums ceded for the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. The following table sets out information on our insurance premiums earned, net of reinsurance for the periods presented.

	Nine months ended December 31,
(amounts in thousands)	2025	2024	Amount Change	% Change
Written insurance premiums	$405,628	$494,121	(88,493)	(18)%
Reinsurance premiums ceded	(7,839)	(10,124)	2,285	(23)%
Change in unearned premium reserve, net	(12,380)	(16,773)	4,393	(26)%
Insurance premiums earned, net of reinsurance	$385,409	$467,224	$(81,815)	(18)%

Net gain on foreign exchange operations
For the nine months ended December 31, 2025, we realized a net gain on foreign exchange operations of $32.9 million compared to a net gain of $18.5 million for the nine months ended December 31, 2024. The change was primarily due to the $54.9 million gain on dealing transactions. This gain was partially offset by a translation loss in the amount of $22.0 million which is mainly attributable to the weakening of Kazakhstan tenge against US dollar by 0.2%. The net increase is mostly attributable to Freedom Bank KZ which had a net gain on foreign exchange operations of $29.7 million for the nine months ended December 31, 2025.
Net gain on derivatives
For the nine months ended December 31, 2025, we had net gain on derivatives of $38.8 million compared to a net gain of $30.7 million for the nine months ended December 31, 2024. The change was primarily attributable to the increase in realized gain from Freedom KZ from $2.5 million for the nine months ended December 31, 2024 to $8.6 million for the nine months ended December 31, 2025 due to the increased volume of swap turnover between two periods. There was also an increase in net gain attributable to our subsidiary, FSP, of $5.9 million, resulting from the revaluation of structured products during the nine months ended December 31, 2025.

Expense

The following table sets out information on our total expense for the periods presented.

	Nine months ended December 31, 2025		Nine months ended December 31, 2024		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$182,724	12%	$264,911	18%	$(82,187)	(31)%
Interest expense	343,584	23%	401,519	28%	(57,935)	(14)%
Insurance claims incurred, net of reinsurance	238,145	16%	218,504	15%	19,641	9%
Payroll and bonuses	310,328	21%	201,129	14%	109,199	54%
Professional services	39,484	3%	26,468	2%	13,016	49%
Stock compensation expense	53,902	4%	36,088	3%	17,814	49%
Advertising and sponsorship expense	88,593	6%	95,364	7%	(6,771)	(7)%
General and administrative expense	158,947	11%	135,140	9%	23,807	18%
Allowance for expected credit losses	23,108	2%	39,269	3%	(16,161)	(41)%
Cost of sales	54,390	4%	18,911	1%	35,479	188%
Total expense	$1,493,205	100%	$1,437,303	100%	$55,902	4%
______________
*    Percentage of total expense.
Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Nine months ended December 31,
	2025	2024	Amount Change	% Change
Agency fee expense	117,644	213,530	(95,886)	(45)%
Brokerage services	28,655	18,934	9,721	51%
Bank services	24,382	13,532	10,850	80%
Exchange services	2,324	1,358	966	71%
Central Depository services	969	495	474	96%
Other commission expenses	8,750	17,062	(8,312)	(49)%
Total fee and commission expense	$182,724	$264,911	$(82,187)	(31)%

The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Nine months ended December 31,
	2025	2024
	(as a % of total fee and commission expense)
Agency fee expense	64%	81%
Brokerage services	16%	7%
Bank services	13%	5%
Exchange services	1%	1%
Central Depository services	1%	—%
Other commission expenses	5%	6%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $82.2 million, or 31% in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. The decrease was mainly attributable to a $95.9 million decrease in agency fee expenses in the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, driven by the regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. Additionally, the decrease was partially offset $10.9 million increase in bank services expense increased during the period, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
During the nine months ended December 31, 2025, total interest expense amounted to $343.6 million, representing a decrease of $57.9 million, or 14%, compared to $401.5 million for the same period in 2024. The decline was primarily driven by changes in average balances and average interest rates across several funding sources.
There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 44% decline in the average balance, from $2.5 billion during the nine months ended December 31, 2024 to $1.4 billion during the nine months ended December 31, 2025. This decrease primarily reflects the Company's strategic decision to reduce exposure to market risk by liquidating a portion of the trading portfolio, which historically has been primarily funded through repurchase agreements. As a result, the need for repurchase agreements financing declined, leading to both lower average balances and reduced interest expense.
Interest expense on customer liabilities increased to $136.6 million in the nine months ended December 31, 2025, compared to $74.1 million in the nine months ended December 31, 2024. This increase was driven by the growth of customer deposit base reflecting the continued expansion of the Company’s banking segment.
Interest expense on debt securities issued increased to $55.8 million in the nine months ended December 31, 2025, compared to $23.9 million in the nine months ended December 31, 2024. This increase was primarily driven by the placement of several new debt securities between the two periods. The impact of the higher balance was partially offset by a decrease in the average interest rate from 10.1% to 9.7%. The increase in debt issuance reflects the Company’s long-term funding and investment strategy.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the nine months ended December 31, 2025 and 2024.

	Nine months ended December 31,
	2025	2024
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	1,432,470	$2,541,767
Customer liabilities (1)	1,942,894	1,107,958
Debt securities issued	778,810	318,517
Margin lending payable	685,980	577,243
	Average rates

Securities repurchase agreement obligations	11.3%	14.2%
Customer liabilities (1)	9.5%	9.0%
Debt securities issued	9.7%	10.1%
Margin lending payable	4.9%	8.2%
	Interest expense
Interest expense on securities repurchase agreement obligations	$119,710	$267,049
Interest expense on customer accounts and deposits	136,628	74,111
Interest expense on debt securities issued	55,775	23,912
Interest expense on margin lending payable	25,003	35,357
Other interest expense	6,468	1,090
Total interest expense	$343,584	$401,519
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

	Nine months ended December 31,
	2025 vs 2024
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(47,445)	(99,894)	(147,339)
Interest expense on customer accounts and deposits	$4,027	58,490	62,517
Interest expense on debt securities issued	$(1,061)	32,924	31,863
Interest expense on margin lending payable	$345	(10,699)	(10,354)
Other interest expense	$5,378	—	5,378
Total	$(38,756)	$(19,179)	$(57,935)
Insurance claims incurred, net of reinsurance
For the nine months ended December 31, 2025, insurance claims incurred, net of reinsurance, increased by $19.6 million, or 9%, to $238.1 million compared with $218.5 million for the nine months ended December 31, 2024. The increase was primarily driven by higher claims paid, which rose by $57.4 million, or 212%, to $84.5 million, and by an $18.2 million, or 38%, increase in other insurance net expense to $66.0 million, reflecting higher redemptions/settlements under compulsory motor third-party liability (MTPL) policies as the insurance portfolio expanded. These impacts were partially offset by a $43.0 million, or 30%, decrease in the change in insurance reserves and higher reinsurance recoveries, with reinsurers’ share of claims paid increasing by $12.9 million to $15.2 million.
Payroll and bonuses
For the nine months ended December 31, 2025, we had payroll and bonuses expense of $310.3 million, representing an increase of $109.2 million or 54% compared to payroll and bonuses expense of $201.1 million for the nine months ended December 31, 2024. The increase in payroll and bonus expenses is primarily attributable the expansion of our workforce through hiring, establishment of new subsidiaries and acquisitions. The increase was also due to increased salary and bonus amounts between the two periods.
Professional services
For the nine months ended December 31, 2025, our professional services expense was $39.5 million, representing a increase by $13.0 million or 49% compared to $26.5 million for the nine months ended December 31, 2024. The increase was primarily attributable to an increase in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services. The increase was also attributable to higher legal fees.
Stock compensation expense

For the nine months ended December 31, 2025, our stock compensation expense was $53.9 million, representing an increase of $17.8 million compared to stock compensation expense of $36.1 million for the nine months ended December 31, 2024. The increase is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2026, 2025 and 2024 fiscal years.
Advertising and sponsorship expense
Advertising and sponsorship expense for the nine months ended December 31, 2025, was $88.6 million, representing a decrease for $6.8 million or 7%, compared to $95.4 million for the nine months ended December 31, 2024. The decrease was primarily driven by an $12.7 million reduction in advertising expenditures by Freedom EU, mainly due to the seasonal nature and timing of marketing campaigns. This was partially offset by a $2.9 million increase in expenses attributable to Freedom Advertising, an advertising company, primarily related to payments to external contractors for advertisement placement and promotion. In addition, Freedom Bank KZ recorded higher advertising costs, mainly driven by the implementation of the “Blogger Race” marketing campaign, aimed at promoting our SuperApp and enhancing its visibility across social media. The Company continued to support socially significant initiatives through contributions to the Kazakhstan Chess Federation, the Junior Football League of Kazakhstan, and other community programs, reaffirming its commitment to the development of sports, education, and social well-being.
General and administrative expense
General and administrative expense for the nine months ended December 31, 2025, was $158.9 million, representing an increase of $23.8 million or 18% compared to general and administrative expense of $135.1 million for the nine months ended December 31, 2024. The main factors contributing to the increase were increases in other operating expenses, business trips, and depreciation and amortization expenses. The increase in depreciation and amortization expenses by $8.0 million, was caused by planned increase in fixed assets of Freedom Bank KZ. Business travel expenses increased by $7.2 million due to increased travel activity supporting expanded operational and strategic initiatives across multiple regions. Other operating expenses increased by $5.5 million, primarily due to increased banking and overhead costs from Freedom Bank KZ, as well as the overall growth of our operations.
Provision for allowance for expected credit losses
We recognized provision for allowance for credit losses in the amount of $23.1 million for the nine months ended December 31, 2025, as compared to provision for allowance for credit losses of $39.3 million for the nine months ended December 31, 2024. The decrease in the provision during the period was primarily driven by lower provisions for mortgage loans and loans to SME, reflecting improved macroeconomic conditions and other factors that reduced the estimated probability of default across our loan portfolio, as well as the incorporation of updated forward-looking information.
Income tax expense

We had income before income tax of $194.9 million and $268.4 million for the nine months ended December 31, 2025 , and December 31, 2024, respectively. Income tax expense for the nine months ended December 31, 2025, and December 31, 2024 was $49.6 million and $41.5 million, respectively. While there have been a decrease in our income before income tax between the two quarters, the increase in the income tax expense was primarily due to the change in our effective tax rate. Our effective tax rate during the nine months ended December 31, 2025, increased to 25.4%, from 15.5% during the nine months ended December 31, 2024. The main factor of an increase was the change in Kazakhstani tax legislation. The change has been enacted during July 2025 with the retrospective effect from calendar 2025. The key change affecting the Company’s tax position is the introduction of a 10% income tax on interest income and realized capital gains from Kazakhstani sovereign securities, which are now subject to taxation within a separate income category. Another reason of the increase in effective tax rate was changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, during the nine months ended December 31, 2025, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2025, we had net income of $145.4 million compared to $226.9 million for the nine months ended December 31, 2024, a decrease of 36%.
Foreign currency translation adjustments, net of tax
Due to a 0.2% depreciation of the Kazakhstan tenge against the U.S. dollar during the nine months ended December 31, 2025, we realized a foreign currency translation loss of $19.6 million for the nine months ended December 31, 2025 since most of our Group's companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $187.0 million for the nine months ended December 31, 2024.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended December 31, 2025 and 2024

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended December 31,
	2025	2024	Amount Change	% Change
Brokerage	$209,603	$213,331	$(3,728)	(2)%
Banking	235,538	206,370	29,168	14%
Insurance	129,874	197,831	(67,957)	(34)%
Other	53,606	47,046	6,560	14%
Total revenue, net	$628,621	$664,578	$(35,957)	(5)%

Total revenue, net for the three months ended December 31, 2025 decreased across Brokerage and Insurance segments compared to the three months ended December 31, 2024 while banking segment revenue increased. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Brokerage Segment

•In the three months ended December 31, 2025, the Brokerage segment experienced a decrease in total revenue, net. The decrease was primarily attributable to a $23.5 million reduction in net gains on trading securities, reflecting a decrease in the value of securities positions. In addition, net gains on foreign exchange operations decreased by $6.5 million, further contributing to the reduction in revenue. However, this decrease was partially offset by a $11.5 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. Interest income also increased by $6.8 million, largely due to increased usage of margin loans for trades by our customers. Furthermore, net gain on derivatives increased by $7.5 million due to a higher volume of swap turnover from Freedom KZ.

Banking Segment

•In the three months ended December 31, 2025, total revenue, net in the Banking segment increased as compared to the three months ended December 31, 2024, mostly driven by a $68.4 million increase in net gain/(loss) on foreign exchange operations due to the strengthening of Kazakhstan tenge against US dollar and other currencies. This increase was partially offset by a $26.9 million decrease in fee and commission income driven by higher SuperApp cashback volumes, a $15.0 million decrease in net gain on trading securities due to the unfavorable movements in market prices of securities held for trading, a decrease in trading income driven by the sale of certain securities from the portfolio, a $8.5 million decrease in interest income due to a reduction in the size of the trading portfolio, and a $1.1 million decrease in net gain on derivatives mainly due to losses on currency swaps and the decrease of transactions.

Insurance Segment

•In the three months ended December 31, 2025, total revenue, net in the Insurance segment decreased mainly due to a $70.5 million decrease in insurance underwriting income particularly as a result of changes in insurance legislation, which limited the volume of agency contracts and reduced underwriting activity, a $3.9 million decrease in net gain/(loss) on trading securities due to the unfavorable movements in market prices of securities held for trading and a $2.6 million decrease in net gain on foreign exchange operations due to the depreciation of the Kazakhstani tenge against the U.S. dollar between the two periods. The decrease was partially offset by $4.5 million increase in interest income due to increase of trading portfolio and a $4.6 million increase in other income.

Other Segment

•In the three months ended December 31, 2025, total revenue, net in the Other segment increased primarily due to an $18.3 million increase in sales of goods and services, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz. Net gain on derivatives increased by $8.3 million year over year, primarily driven by FSP and reflecting the revaluation of liabilities under structured products. This change was due to the net result on trading securities moving inversely during the period, consistent with the structured product’s design. In addition, net gain on foreign exchange operations decreased by $17.4 million year over year, primarily attributable to a lower foreign currency translation gain, as USD depreciated against KZT, resulting in a translation loss during the period.

Total expenses associated with our segments are summarized in the following table:

	Three months ended December 31,
	2025	2024	Amount Change	% Change
Brokerage	$106,872	$89,930	$16,942	19%
Banking	145,059	165,695	(20,636)	(12)%
Insurance	108,882	199,662	(90,780)	(45)%
Other	173,863	110,963	62,900	57%
Total expense, net	$534,676	$566,250	$(31,574)	(6)%

For the three months ended December 31, 2025, total expenses, net decreased across Banking and Insurance segments compared to the three months ended December 31, 2024. Below is a discussion of changes in expenses for each of our segments for the three months ended December 31, 2025 versus the three months ended December 31, 2024:

Brokerage Segment

•In the three months ended December 31, 2025, the total expenses, net, in our Brokerage segment increased by $16.9 million. The increase was primarily driven by a $23.1 million rise in payroll and bonus expenses, reflecting our continued investment in attracting and retaining top talent, a $4.4 million increase in general and administrative expenses, and a $2.7 million increase in fee and commission expenses due to higher customer trading activity. These increases were partially offset by a $6.4 million decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements, a $3.9 million decrease in advertising and sponsorship expenses, as marketing activities were scaled back during the period, and a $2.8 million decrease in stock-based compensation.
Banking Segment

•In the three months ended December 31, 2025, total expenses, net in our Banking segment decreased primarily due to a $26.8 million decrease in provision for credit losses, a $12.3 million decrease in interest expense due to reduction in the securities portfolio for which the Bank uses repurchase agreements, and a $0.9 million decrease in advertising and sponsorship expenses. The decrease was partially offset by a $8.7 million increase in general and administrative expense, in particular for the depreciation of fixed assets and software expenses, a $6.9 million increase in payroll and bonuses expense and a $2.2 million increase in fee and commission expense, in particular for the banking services.

Insurance Segment

•In the three months ended December 31, 2025, total expenses, net in our insurance segment decreased mainly due to a $64.5 million decrease in fee and commission expense due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period, a $26.6 million decrease in insurance claims incurred, net of reinsurance which also correlates with a new regulatory cap, a $2.0 million decrease in general and administrative expense. The decrease was partially offset by a $3.9 million increase in provision for credit losses.

Other Segment

•In the three months ended December 31, 2025, the increase in our Other segment's total expenses, net was driven by an increase in interest expense, payroll and bonuses, cost of sales, general and administrative expense and stock compensation expense. Interest expense increased by $17.1 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. Payroll and bonuses increased by $16.9 million, and general and administrative expense increased by $6.5 million, both primarily reflecting the overall growth of our operations and the addition of new subsidiaries. Cost of sales increased by $16.0 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Additionally, stock compensation expense increased by $4.4 million, which is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2025 and 2024 fiscal years.
Comparison of the Nine-month Periods Ended December 31, 2025 and 2024
The following table presents total revenue, net by segment for the nine month periods presented:

	Nine months ended December 31,
(amounts in thousands)	2025	2024	Amount Change	% Change
Brokerage	$620,747	$563,044	$57,703	10%
Banking	487,502	499,081	(11,579)	(2)%
Insurance	454,782	523,269	(68,487)	(13)%
Other	125,120	120,322	4,798	4%
Total revenue, net	$1,688,151	$1,705,716	$(17,565)	(1)%
Total revenue, net for the nine months ended December 31, 2025 decreased primarily due to decline in the Banking and Insurance segments compared to the nine months ended December 31, 2024. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024.

Brokerage Segment

•In the nine months ended December 31, 2025, the Brokerage segment experienced an increase in total revenue, net, primarily driven by a $50.0 million increase in fee and commission income, reflecting a general increase in brokerage activity between the two periods. In addition, interest income contributed to the growth, rising by $34.3 million, largely due to increased usage of margin loans for trades by our customers. Net gain on derivatives also increased by $6.2 million, due to a higher volume of swap turnover from Freedom KZ. This growth was partially offset by a $16.9 million decrease in net (loss)/gain on foreign exchange operations. In addition, net gain on trading securities decreased by $14.8 million, primarily due to an decrease in the value of securities positions.

Banking Segment

•In the nine months ended December 31, 2025, total revenue, net in the Banking segment decreased as compared to the nine months ended December 31, 2024, mostly driven by a $66.2 million decrease in interest income due to a reduction in the size of the trading portfolio, a $59.3 million decrease in fee and commission income due to SuperApp cashback payments, a $4.0 million decrease in net gain on derivative due to decreased operations with such instruments. These decreases were partially offset by a $65.6 million increase in net gain on foreign exchange operations due to an appreciation of the U.S. dollar against the Kazakhstan tenge between the two periods, and $26.7 million increase in net gain on trading securities due to the favorable movements in market prices of securities held for trading.

Insurance Segment

•In the nine months ended December 31, 2025, total revenue, net in the Insurance segment decreased mainly due to $81.8 million decrease in insurance underwriting income particularly as a result of changes in insurance legislation, which limited the volume of agency contracts and reduced underwriting activity, and a $2.0 million decrease in net gain in foreign exchange operations due to fluctuations in the exchange rate during the period, which was partially offset by a $8.9 million increase in interest income due to increase of trading portfolio and $5.7 million increase in other income.

Other Segment

•In the nine months ended December 31, 2025, total revenue, net in the Other segment decreased mostly due to a decrease of $32.3 million in net gain on foreign exchange operations from FRHC. The decline was attributable to a reduced appreciation of the USD against the KZT in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The Other income in the Other segment also decreased by $11.2 million mainly due to one-off transactions occurred during nine months ended December 31, 2024. Fee and commission income declined by $4.5 million, which is primarily attributable to a decrease in Paybox's transaction volume following the cessation of operations of its counterparty that previously contributed significantly to such volume. These decreases were partially offset by an increase in sales of goods and services of $38.3 million, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz, as well as an increase in net gain on trading securities of $7.5 million between the two quarters.

Total expenses associated with our segments are summarized in the following table:

	Nine months ended December 31,
	2025	2024	Amount Change	% Change
Brokerage	$275,156	$259,530	$15,626	6%
Banking	402,502	437,801	(35,299)	(8)%
Insurance	418,208	490,323	(72,115)	(15)%
Other	397,339	249,649	147,690	59%
Total expense, net	$1,493,205	$1,437,303	$55,902	4%

For the nine months ended December 31, 2025, total expenses, net increased across Brokerage and Other segments compared to the nine months ended December 31, 2024. Below is a discussion of changes in expenses for each of our segments for the nine months ended December 31, 2025 versus the nine months ended December 31, 2024:

Brokerage Segment

•In the nine months ended December 31, 2025, the total expenses, net, in our Brokerage segment increased by $15.6 million. The increase was primarily driven by a $48.7 million rise in payroll and bonus expenses, reflecting our continued investment in attracting and retaining top talent, a $13.1 million increase in fee and commission expenses due to higher customer trading activity, and a $7.4 million increase in general and administrative expenses. These increases were partially offset by a $35.0 million decrease in interest expense, mainly related to lower interest paid on securities repurchase agreements, a $12.6 million decrease in advertising and sponsorship expenses, as marketing activities were scaled back during the period, and a $3.2 million decrease in stock-based compensation.
Banking Segment

•In the nine months ended December 31, 2025, total expenses, net in our Banking segment decreased primarily due to a $56.9 million decrease in interest expense due to reduction in the securities portfolio for which the Bank uses repurchase agreements, and a $21.6 million decrease in provision for credit losses. The decrease was partially offset by a $19.0 million increase in payroll and bonuses expense, a $10.7 million increase in general and administrative expense in particular for the depreciation of fixed assets and software expenses, a $9.1 million increase in fee and commission expense, in particular for the banking services, a $2.9 million increase in stock based compensation.

Insurance Segment

•In the nine months ended December 31, 2025, total expenses, net in our insurance segment decreased mainly due to a $96.2 million decrease in fee and commission expense due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period, a $10.8 million decrease in general and administrative expense, and a $3.4 million decrease in interest expense due to repurchase agreement obligations as a result of changes in securities portfolio. The decrease was partially offset by a $19.6 million increase in insurance claims incurred, net of reinsurance due to claims paid in the class of compulsory motor third-party liability (MTPL), a $7.2 million increase in stock compensation expense due to new stock grants, a $7.9 million increase in provisions for credit loses primarily driven by higher premium receivables, reflecting growth in written premiums during the period, a $2.0 million increase in payroll and bonuses expense due to the increase in headcount.

Other Segment

•In the nine months ended December 31, 2025, the increase in our Other segment's total expenses, net was driven by an increase in payroll and bonuses, interest expense, cost of sales, professional services, general and administrative expense, and advertising and sponsorship expense. There was a $39.5 million increase in payroll and bonuses and $16.5 million in general and administrative expense in our Other segment which was mostly attributable to the overall growth of our operations as well as the addition of new subsidiaries. Cost of sales increased by $35.5 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Interest expense increased by $37.4 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. Stock compensation expense increased by $10.9 million, attributable to new stock grants awarded and the continued amortization of stock grants issued during fiscal years 2025 and 2024. Advertising and sponsorship expense increased by $4.7 million due to expanded marketing expenditures to third-party contractors at Freedom Advertising and Aviata and sponsorship contributions made through our subsidiaries.

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

	December 31, 2025	March 31, 2025
(amounts in thousands)
Cash and cash equivalents(1)	$869,167	$837,302
Restricted cash(2)	$2,643,375	$807,468
Trading securities	$2,183,567	$2,275,286
Total assets	$12,376,810	$9,914,017
Net liquid assets(3)	$5,008,085	$5,013,290

(1)Of the $869.2 million in cash and cash equivalents we held at December 31, 2025, $162.4 million, or approximately 19%, was subject to reverse repurchase agreements. By comparison, at March 31, 2025, we had cash and cash equivalents of $837.3 million, of which $81.1 million, or approximately 10%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of December 31, 2025, and March 31, 2025, we had total liabilities of $11.0 billion and $8.7 billion, respectively, including customer liabilities of $6.8 billion and $4.3 billion, respectively.
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

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
(amounts in thousands)
Net cash flows from operating activities	$1,733,896	$343,311
Net cash flows used in investing activities	(940,926)	(652,628)
Net cash flows from financing activities	1,003,834	833,611
Effect of changes in foreign exchange rates on cash and cash equivalents	72,256	(212,300)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(1,288)	378

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$1,867,772	$312,372
Net Cash Flows From Operating Activities
Net cash flow from operating activities during the nine months ended December 31, 2025, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
(amounts in thousands)
Decrease/(increases) in trading securities (1)	$93,755	$(170,899)
Increases in brokerage customer liabilities (2)	$1,734,397	$1,187,289
Decrease/(increase) in margin lending, brokerage and other receivables (3)	$379,944	$(509,597)
Decrease in margin lending and trade payables (4)	$(803,685)	$(505,097)
______________
(1)Resulted from decreased purchases of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from decreased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash provided by operating activities for the nine months ended December 31, 2025 was primarily driven by changes in brokerage customer liabilities, restricted cash, and margin lending-related balances. Brokerage customer liabilities largely represent customer cash balances held in brokerage accounts, and a portion of these balances are maintained in segregated/clearing or settlement accounts and therefore reflected as restricted cash. Accordingly, increases in brokerage customer liabilities generally correspond to increases in restricted cash, as customer funds are placed into restricted/segregated accounts rather than being available for general corporate use. The increase in brokerage customer liabilities during the period reflects higher customer cash balances, which may be influenced by a combination of (i) higher customer activity and turnover, (ii) growth in the customer base and/or higher balances from existing customers, and (iii) customer preference to hold more cash in brokerage accounts due to market conditions and trading opportunities. The significant decrease in margin lending liabilities is consistent with a reduction in margin funding requirements as net margin lending balances declined, as also reflected in the decrease in margin lending and other receivables. These changes may be associated with changes in customer liabilities balances, led by lower utilization of margin by customers and/or increased repayments of margin balances, as well as ongoing optimization of the Company’s margin funding structure.

Net Cash Flows Used In Investing Activities
During the nine months ended December 31, 2025, net cash used in investing activities was $940.9 million compared to net cash used in investing activities of $652.6 million during the nine months ended December 31, 2024. During the nine months ended December 31, 2025, cash used in investing activities was used for issuance of loans, net of repayment by customers, in the amount of $395.6 million, purchase of available-for-sale securities, at fair value in amount of $352.7 million, purchase of held-to-maturity securities in amount of $320.1 million, purchase of fixed assets in the amount of 175.8 million. During the nine months ended December 31, 2025, cash used for the issuance of loans, net of repayment increased by $53.7 million compared to the nine months ended December 31, 2024, due to the increase in the volume of loans issued during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024. This change is attributed to the growth in the Freedom Bank KZ's loan portfolio over the nine months ended December 31, 2025, driven by new banking products, partnership agreements, and effective advertising campaigns.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the nine months ended December 31, 2025 were $1,003.8 million compared to $833.6 million net cash flows from financing activities during the nine months ended December 31, 2024. Cash flows from financing activities during the nine months ended December 31, 2025 consisted principally of bank customer deposits received in the amount of $668.6 million, proceeds from the issuance, net of repurchase, of debt securities in the amount of 599.1 million, and net, repayment of securities repurchase agreement obligations in the amount of $346.3 million. During the nine months ended December 31, 2025, cash flows from financing activities increased by $170.2 million compared to the nine months ended December 31, 2024. This increase was primarily attributable to a $397.4 million change in proceeds from issuance of debt securities.
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
Since 2024, as part of its telecommunications business development, the Group has entered into a number of contractual arrangements for the purchase of equipment and related software over the following five-year period. The capital expenditure commitments under these arrangements may change materially based on the internal business needs of the Group and external market factors. As of December 31, 2025, such capital expenditure commitments amounted up to $112.3 million. See Note 23 "Commitments and Contingent Liabilities" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, we established Freedom Media as a subsidiary of Freedom Telecom that is intended to become a major Kazakhstan media platform offering tailored streaming services to the Kazakhstan market and, potentially, the broader Central Asian region. Total capital expenditures directly attributable to Freedom Media business as of December 31, 2025 amounted to $4.5 million. We commenced financing these capital expenditures in early 2024 and plan to continue funding them primarily using our own funds.
DIVIDENDS
We did not declare or pay a cash dividend on our common stock during the three months ended December 31, 2025. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Set forth below is a discussion of our short-term and long-term debt.
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of December 31, 2025, $1,059.1 million, or 49%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1,436.3 million, or 63% as of March 31, 2025. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 "Securities Repurchase Agreement Obligations" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $65 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds were issued within the Freedom SPC's $1 billion bond program that is valid until December 31, 2033. For the first and second years, the annual interest rate for such bonds was 12%, and for subsequent years the interest rate is 10.39% (being the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%). On September 16, 2024, Freedom SPC authorized $200 million bonds due September 16, 2026 under the same program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024. In May 2025, Freedom SPC authorized and placed $329.0 million bonds due 2027 denominated in U.S. dollars, euros, and Chinese yuans under the Freedom SPC's $1 billion program, as amended. The U.S. dollar, euro and Chinese yuan bonds have annual interest rate of 10%, 8%, 9% respectively, payable on a quarterly basis. On October 10, 2025, Freedom SPC issued U.S. dollar-denominated bonds due October 10, 2028, in an aggregate principal amount of $269.7 million under the Freedom SPC's $1 billion program, with 9.5% annual interest. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX.
As of December 31, 2025, there was an aggregate of $1,075.4 million in principal amount of Freedom SPC bonds, outstanding. The aggregate accrued interest as of December 31, 2025 for the Freedom SPC bonds due 2026, the Freedom SPC bonds due 2027, and the Freedom SPC bonds due 2028 was $10.8 million.
On June 21, 2019, SilkNetCom, a Company's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $26.4 million. The loan is bearing a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of December 31, 2025, the outstanding aggregate amount under the loan was $12.8 million, including $12.8 million of principal amount and $0.01 million of accrued interest. The purpose of this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
During the fiscal year ended March 31, 2025, Freedom Bank KZ established three Kazakhstan law bond programs: (i) a program of up to 100 billion Kazakhstani tenge, of which 7-year bonds for 50 billion Kazakhstani tenge which have been listed on the KASE, with a floating interest rate to be determined following the first trades, (ii) a program of up to 200 billion Kazakhstani tenge, of which 2-year bonds for 36 billion Kazakhstani tenge have been listed on the KASE with a fixed interest rate determined following the first trades, and (iii) a program of up to $300 million, of which 2-year bonds for $50 million have been listed on the KASE with a fixed interest rate to be determined following the first trades. None of the bonds within the Freedom Bank KZ's bond programs have been placed with investors. Going forward, Freedom Bank KZ may decide to place any or all of these the bonds as needed to support its liquidity.
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
At December 31, 2025, these minimum net capital and capital adequacy requirements for each company ranged from approximately $260 to $215,678 remaining subject to fluctuation depending on various factors. At December 31, 2025, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $499,938. The Company and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at December 31, 2025.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. As of December 31, 2025, we had goodwill of $49.5 million.
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
Based on investment positions as of December 31, 2025 and March 31, 2025, a hypothetical 50 basis point (for USD, EUR denominated securities) and 200 basis point (for other currencies) increase in interest rates across all maturities would have resulted in $100.0 million and $87.7 million incremental decline in the fair market value of the trading portfolio and in $18.4 million and $13.8 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $92.4 million and $50.7 million incremental increase in the fair market value of the trading portfolio and in $15.3 million and $10.3 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
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
As of December 31, 2025 and March 31, 2025, based on our analyses, we estimate that a 10% decrease in the value of all currencies compared to the U.S. dollar would result in the following:
•A total loss of $82.8 million as of December 31, 2025 and $90.0 million as of March 31, 2025.
•A loss of $141.3 million on trading securities as of December 31, 2025 and $131.3 million as of March 31, 2025.
•A gain of $58.5 million, excluding trading securities, as of December 31, 2025 and a gain of $41.3 million as of March 31, 2025.
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
As of December 31, 2025, and March 31, 2025, our exposure to equity investments at fair value was $163.6 million and $111.1 million, respectively. Based on an analysis of the December 31, 2025, and March 31, 2025 (not including assets held for sale) balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $16.4 million and $11.1 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2025, we had $2,961,782 in margin lending receivables from our customers, $1,797,094 of which was attributable to two non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
We are subject to regulation from numerous regulators, which include the NBK, the AFSA, the ARDFM, CySEC and the SEC. From time to time, we are, have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We could experience negative publicity and reputational damage as a result of the foregoing, as well as lawsuits, claims or regulatory actions. The legal costs associated with responding to the regulatory investigations can be substantial, regardless of the outcome. We have received, and are likely to continue to receive, various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. Since 2021, the Company and certain of our officers and directors have received several document subpoenas, document requests and subpoenas and requests for testimony from the SEC’s Division of Enforcement. The requested information relates to a number of topics, including the settlement practices and relationships with certain institutional market makers of certain of our non-U.S. broker-dealer subsidiaries, and has included our accounting practices, disclosures, and internal controls. The matter is ongoing, and we are cooperating with the SEC. We face risks and uncertainties relating to the duration, outcome or impact of the inquiry on our business, including the amount of any fines or other penalties. Any of the foregoing could, individually or in the aggregate, materially adversely affect, our reputation, business, financial condition, results of operations, prospects, and cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended on December 31, 2025, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 23 "Commitments and Contingent Liabilities" to the interim condensed consolidated financial statements included in Part I, Item 1 and disclosure included in "Legal and Compliance Risk" in "Qualitative and Quantitative Disclosures about Market Risk" in Part I Item 3 of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS

As of December 31, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

During the period covered by this quarterly report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).
ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
4.01	Offer Terms of the US$269,715,400 Bonds (6th tranche) Due October 10, 2028 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program*
4.02	Guarantee Agreement dated October 6, 2025, between Freedom Holding Corp. and Freedom Finance SPC Ltd. relating to the US$269,715,400 Bonds (6th tranche) of Freedom Finance SPC Ltd.*†
10.01	Supplementary Agreement dated November 21, 2025 to an Employment Agreement dated April 7, 2023 between Freedom Finance Europe Ltd. and Evgenii Tiapkin*†
10.02	Supplementary Agreement dated January 5, 2025 to an Employment Agreement No. 9 dated February 8, 2018 between Life Insurance Company "Freedom Life" Joint Stock Company and Azamat Yerdessov*†
19.01	Insider Trading Policy*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended December 31, 2025, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

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

FREEDOM HOLDING CORP.

Date: February 9, 2026	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 9, 2026	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer