Form 10-K
period 2026-03-31
Freedom Holding Corp.
filed 2026-06-01
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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
☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $3,228,266,994.
As of May 28, 2026, the registrant had 61,292,581 shares of common stock, par value $0.001, outstanding.

FREEDOM HOLDING CORP.
Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "we," "our," "us," "our company," "our business" and "Freedom" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to "fiscal 2026", "fiscal 2025" and "fiscal 2024" (or similar references to a respective "fiscal year") mean the 12-month period ended March 31 of the relevant year.
Special Note About Forward-Looking Information
This annual report on Form 10-K contains, and any related discussions may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives. All statements, other than statements of historical fact, included herein and in the documents incorporated by reference in this annual report on Form 10-K are forward-looking statements, including statements regarding our strategic goals; plans to obtain licenses; key prospective markets; business strategy, including our strategy for entry into new business areas, such as the telecommunications, media and health sectors in Kazakhstan; our plans with respect to Freedom Media; the development of our digital fintech ecosystem; our customer base; our products and services, including Freedom SuperApp; expected capital expenditures and plans to finance such capital expenditures; our artificial intelligence ("AI") data center development project; the impact of new accounting pronouncements; information security; acquisitions and business expansions in various regions or jurisdictions; treasury policy; regulatory investigations, including their preliminary determinations and potential outcome, the potential outcome of legal proceedings; and our aims, goals, strategic goals, priorities, plans and objectives and other non-historical statements.
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
•the impact of war involving Iran and corresponding political and economic instability in the Middle East, armed conflict in Israel and Gaza, India-Pakistan conflict, and any possible escalation of such conflicts or contagion to neighboring countries or regions;
•economic sanctions that limit movement of funds, restrict access to capital markets, block access to third party technologies and IT services or curtail our ability to service existing or potential new customers;
•the outcome and impact of legal and regulatory actions, proceedings, investigations and disputes;
•the policies and actions of regulatory authorities in the jurisdictions in which we have operations, including changes in U.S. or other countries' trade policies, the imposition of tariffs and retaliatory tariffs, as well as the degree and pace of regulatory changes and new government initiatives generally;
•our ability to manage our growth effectively;
•our ability to complete planned acquisitions or successfully integrate businesses we acquire;
•our ability to successfully execute our strategy for entry into new business areas, including among others the telecommunications, media and health sectors in Kazakhstan;
•our ability to secure financing and develop an AI data center infrastructure in Kazakhstan, including procurement of financing as well as advanced graphics processing units;
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
•the impact of rapid technological change, including incorporation of AI technologies into products and processes;
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

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and are made only as of the date of this report or the respective dates of the documents from which they are incorporated by reference. Except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
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

PART I
ITEM 1. BUSINESS
OVERVIEW

Freedom Holding Corp. ("FRHC") is organized under the laws of the State of Nevada and acts as a holding company for all of our subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, and insurance products. We also own several ancillary businesses and lifestyle solutions, which complement our core financial services businesses, including payment and information processing services, entertainment and travel ticketing services, e-commerce business, cloud services, and telecommunications and media businesses in Kazakhstan that are in a developmental stage.

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

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France and Poland and the Group also has representative office in Italy. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2026, we had 11,627 full-time employees, 230 offices (of which 32 offered brokerage services, 63 offered insurance services offices, 9 offered banking services and 126 offered other financial and non-financial services) and 858,000 retail brokerage customer accounts.

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

FRHC's common stock is included in the Russell 3000® Index.

Financial information concerning us, our business segments for each of the years ended March 31, 2026, 2025 and 2024 is included in Part II Item 8 "Financial Statements and Supplementary Data" of this annual report.
Our Corporate History
Reverse Acquisition Transaction
Founded as its current business in 2015, the Company draws its origins from two companies: BMB Munai, a Kazakhstani energy company founded in 1981, and Freedom Finance, a brokerage company founded by Timur Turlov in Kazakhstan in 2011.

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
Significant Historical Milestones
In 2019, FRHC's shares were listed on Nasdaq.

In December 2020, we acquired Kassa Nova Bank JSC, a Kazakhstan consumer bank with 10 branch offices across Kazakhstan, which in May 2024, we renamed Freedom Bank Kazakhstan JSC ("Freedom Bank KZ").

In December 2020, we acquired Prime Executions, Inc. (d/b/a Freedom Capital Markets) ("FCM"), a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange, which represented our initial entry into the U.S. market. In January 2022, FCM received regulatory approval from FINRA to conduct specific types of investment banking business.

In May 2022, we acquired two insurance companies, Freedom Finance Life JSC ("Freedom Life") and Freedom Finance Insurance JSC ("Freedom Insurance"). These two companies had been 100% controlled by the FRHC's chief executive officer, chairman of the Board of Directors and majority shareholder, Mr Timur Turlov, at the time of the acquisition.
In February 2023, we completed the divestiture of our Russian business units which included, inter alia, LLC Investment Company Freedom Finance and its subsidiaries.
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
In April 2024, Freedom Bank KZ launched SuperApp, an all-in-one financial platform offering retail banking, payment, insurance and lifestyle services. By March 2026, the number of registered users of SuperApp reached 5.2 million, having doubled within a year.
Our Business Strategy
Our focus has been to establish ourselves as a leader in the financial services industry, serving individuals and institutions by offering them efficient access to international capital markets and market-leading financial services.
We focus on building financial products that combine advanced technology with simple, reliable, and intuitive user experience. Whether it is trading, banking, payments, or insurance, our goal is to offer best-in-class solutions that work seamlessly across different countries, comply with local regulations, and meet the everyday needs of our customers. We invest in continuous product development, using customer feedback, usage data, and market trends to improve and expand our products and services. By doing so, we aim to lead not just through scale, but by the quality and usability of the products we deliver - we aim to set a high standard in every market we operate.
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
•AI and Data-Driven Ecosystem. Big data, predictive modeling and machine learning are core to our strategy as an AI-driven firm while we scale and expand into new markets. By building advanced data infrastructure and AI analytics capabilities, we are able to anticipate customer behavior, tailor products and pricing, and enhance engagement across our ecosystem. This AI-driven approach also supports smarter decision-making and helps us identify the right partners, forecast market trends, and allocate resources effectively. As our ecosystem grows, investing in the ability to acquire, process, and apply data and AI models at scale remains our key priority.

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
PRODUCTS AND SERVICES
Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in Part II Item 7 of this annual report and Note 30 "Segment Reporting" in the notes to consolidated financial statements included in Part II Item 8 of this annual report.
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
The expansion of our retail customers’ activity has been a major driver of our growth, particularly in Kazakhstan, Europe and other Central Asian jurisdictions. Over recent years, we have experienced a significant increase in retail customers' activity across these key markets, which has been instrumental in scaling our business. The table sets forth the number of our customers across our key segments as of the date indicated:

	Number of customers as of March 31, 2026	Number of customers as of March 31, 2025
Banking	5,026,000	2,515,000
Insurance	1,117,000	1,170,000
Brokerage	858,000	683,000
Other	1,105,000	605,000
Banking Segment

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

Freedom Bank TJ, a closed joint-stock company organized under the laws of the Republic of Tajikistan, obtained its banking license from the National Bank of Tajikistan on October 15, 2024, which permits it to conduct banking operations in both national and foreign currencies. The bank is being developed as a digitally led retail and commercial bank intended to extend our digital fintech ecosystem to the Tajikistan market, with a target product set covering current and savings accounts, multi‑currency payment cards, money transfers, and consumer and small and medium enterprise (SME) lending, delivered primarily through digital channels. As of March 31, 2026, Freedom Bank TJ conducted its activities through its office in Tajikistan and continued the phased build‑out of its branch network and digital service channels.

The Company continues considering expansion of its banking segment into other jurisdictions. In March 2026, FRHC and its subsidiary Freedom Finansial Hizmetler Anonim Şirketi entered into an agreement to purchase approximately 99.32% of Turkish Bank A.S., a bank operating in Türkiye. The transaction is subject to certain conditions, including obtaining of regulatory permits. In addition, the Company is taking steps to establish a bank in Georgia which is subject to obtaining the required regulatory approvals.

As of March 31, 2026, Banking segment combined assets increased by 21% to $5,359.8 million, loan portfolio increased by 29% to $2,045.3 million, deposit portfolio increased by 46% to $2,522.8 million, held-to-maturity increased by 552% to $429,423 in comparison with March 31, 2025. As of March 31, 2026, we had 3,628 employees in our Banking segment, all of which were full-time employees.

In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIF") administers the deposit insurance system. The KDIF insures deposits in the case of liquidation of a bank-member of the KDIF fund. Deposits are insured up to 20 million Kazakhstan tenge (approximately $40,000 as of March 31, 2026) per customer. In our Banking segment we also conduct proprietary securities trading activities.

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
•Focused physical network: Thirty-one service centers across Kazakhstan and our Tajikistan subsidiary's office support complex transactions and cash services; the majority of new business originates through mobile and web channels.
Products and Services

In our banking segment, we offer deposits, multi‑currency payment cards, consumer and small and medium enterprise (SME) loans, payment and acquiring solutions. A detailed description of these products, including our credit products, card products and lifestyle services is provided in "Digital Fintech Ecosystem" below in this Item 1.
Insurance Segment
FRHC owns two insurance companies in Kazakhstan: Freedom Life and Freedom Insurance.

We believe incorporating the offerings of these insurance companies with our brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan, allows us to offer an integrated, efficient and convenient single source for financial services in Kazakhstan.
•Freedom Life. Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of March 31, 2026, Freedom Life had 279,615 customers and 319,538 active contracts. "Active contracts" refers to insurance policies that are currently in force, meaning they have been issued and are not expired, canceled, or otherwise inactive as of the reporting date. As of March 31, 2026, Freedom Life had total assets of approximately $665.5 million and total liabilities of approximately $546.4 million. During the fiscal year ended March 31, 2026, Freedom Life recognized a net profit of approximately $32.9 million. As of March 31, 2026, Freedom Life's market share in the Kazakhstan life insurance market was 1.9% based on gross written premiums for the voluntary life insurance, and it held an approximately 7.4% market share in the Kazakhstan voluntary accident insurance and 19.3% of the pension annuity insurance segment in Kazakhstan, in each case according to the National Bank of Kazakhstan (NBK).
•Freedom Insurance. Freedom Insurance operates in the "general insurance" sector and is the leader in online insurance in Kazakhstan offering various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. Freedom Insurance distributes its products and services through different channels such as the internet and a call center. By utilizing its digital solutions, Freedom Insurance's customers can purchase Freedom Insurance products within as little as five minutes and have a personal account for managing policies. As of March 31, 2026, Freedom Insurance had 837,275 customers and 1,299,046 active contracts. As of March 31, 2026, Freedom Insurance had total assets of approximately $226.7 million and total liabilities of approximately $133.6 million. During the fiscal year ended March 31, 2026, Freedom Insurance recognized net profit of approximately $10.8 million. According to the NBK, as of March 31, 2026, Freedom Insurance had an approximately 6.55% share of the total Kazakhstan general insurance market based on total assets and had an approximately 14.53% share of the Kazakhstan car owners liability insurance market based on insurance premiums received.

In our Insurance segment we also conduct proprietary securities trading activities.
As of March 31, 2026, we had 63 offices and 1,107 employees, including 1,103 full-time employees and 4 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Brokerage Segment
As of March 31, 2026, in our Brokerage business segment we had 32 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, UAE and Kyrgyzstan. On December 29, 2025, our UAE subsidiary Freedom Broker Global Markets Ltd. received a brokerage license in the UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority. In addition, we are in the process of obtaining a license to provide brokerage services in Türkiye based on the principal approval granted by the financial regulatory and supervisory authority of Türkiye on January 9, 2025.
Freedom KZ and Freedom Finance Global PLC ("Freedom Global") are professional participants on the Kazakhstan Stock Exchange ("KASE") and the Astana International Exchange ("AIX"). Foreign Enterprise Freedom Finance LLC ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE"), the Uzbek Republican Currency Exchange ("UZCE") and International Trading System Limited ("ITS"). FCM is a professional participant on the New York Stock Exchange ("NYSE"). Freedom Finance Armenia LLC ("Freedom AR") is a professional participant on the Armenia Stock Exchange ("AMX"). Freedom Broker LLC is a professional participant on the Kyrgyz Stock Exchange ("KSE").
Freedom Finance Europe Limited ("Freedom EU") oversees our European region operations, including Austria, Bulgaria, Cyprus, France, Germany, Greece, Italy, Lithuania, The Netherlands, Poland, Portugal and Spain. Through Freedom EU, we provide transaction processing and intermediary services to our regional customers and to institutional customers that may seek access to the securities markets in the United States and Europe. All trading of United States and European exchange traded and over-the-counter ("OTC") securities by all Freedom group securities brokerage firms, excluding FCM, are also routed to and executed through Freedom EU.
We entered the U.S. market in December 2020 with the acquisition of FCM, a New York corporation that is a registered agency-only execution broker-dealer on the floor of the NYSE. FCM is a member of Nasdaq, NYSE & FINRA, as well as SIPC insured. FCM provides a full range of broker-dealer services, including, research sales and trading services for institutional accounts, investment banking services such as M&A, underwriting and capital markets advisory services and a research department that provides independent and objective investment research through research reports, recommendations and investment ideas to assist customers in making informed decisions.
As of March 31, 2026, we had 1,981 employees in our Brokerage segment, including 1,966 full-time employees and 15 part-time employees.
Set forth below is an overview of the services provided by our Brokerage business.
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
For individual and institutional brokerage customers, we may enter into arrangements for securities financing transactions in respect of financial instruments held by us on behalf of the customer or may use such financial instruments for our own account or the account of another customer. We maintain omnibus brokerage accounts for certain institutional brokerage customers, in which transactions of the underlying customers of such institutional customers are combined in a single omnibus account with our third party broker. We may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours. See "Margin lending" below.
•Margin lending. We grant margin loans to our brokerage customers, collateralized by securities and cash in the customer's account, for application to a portion of the purchase price of securities, and we receive income from interest charged on such margin loans.
•Investment banking. Our investment banking business, which includes underwriting and market making activities, is carried out by professionals in Kazakhstan, Uzbekistan and the United States who provide strategic advisory services and capital markets products. Our investment banking team focuses on multiple sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. In particular, in Kazakhstan many commercial banks primarily focus their financing activities on large or state-owned enterprises, and commercial lending sources impose loan structures and debt covenants that preclude many companies from obtaining such lending. This has created growing interest in and demand for our investment banking services in Kazakhstan. In the United States, our investment banking offering includes, among others, underwriting of debt and equity offerings on both a "best efforts" and a firm commitment basis. In the equity capital markets area, we offer capital raising solutions for corporate customers through initial public offerings and follow-on offerings, including listings of companies on stock exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares. In the debt capital markets area, we offer a range of debt capital markets solutions for emerging and small market cap companies. We focus on structuring and distributing private and public debt for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate issuers in the emerging markets.
In our Brokerage segment we also conduct proprietary securities trading activities.
As of March 31, 2026 and 2025, respectively, we had approximately 858,000 and 683,000 total brokerage customer accounts respectively, of which more than 56% and 63% respectively had positive cash or asset account balances. As of March 31, 2026, we had approximately 149,000 active accounts, as compared to 151,000 active accounts as of March 31, 2025. We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. The increase in the number of brokerage customer accounts between the fiscal years ended March 31, 2026 and 2025 was due to organic growth of our brokerage business.
Other Segment
As of March 31, 2026, in our Other segment we had 126 offices and 5,130 employees, including 4,930 full-time employees and 200 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In addition, we have established subsidiaries in Kazakhstan and UAE with a view to developing a telecommunications business and a media business, each of which is in the developmental stage. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. The Other segment accounted for $172.8 million, or 8%, of our total revenue, net for the fiscal year ended March 31, 2026. This revenue was mainly derived from online retail trade and e-commerce services, provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.

Digital Fintech Ecosystem
We operate as a single ecosystem that delivers financial services and selected lifestyle services through one login and interface. Each service is built to interoperate with the others - balances transfer instantly, loyalty rewards accrue across products and customer data is captured only once, so the combined offering is more useful to customers and more efficient for us.
According to our growth model, we add new capabilities in two ways. First, we develop products in‑house, using common technology and process for compliance with applicable laws, regulatory requirements, industry standards and internal regulations. Second, we acquire focused businesses that either deepen an existing service or introduce a complementary one. Acquired platforms are migrated to the common architecture and made available through the same front end, which preserves a seamless user experience.

Big Data and Efficiency
Our operating entities share customer transaction flows, interactions and profile updates to big data. Predictive AI models built on this consolidated record set personalized products and services, adjust credit limits, rank cross-selling offers and screen payments for fraud or sanctions within milliseconds, allowing low‑risk traffic to settle automatically while only exceptional cases move to manual review. Integration with government services enriches the dataset with verified third‑party information, so loan and account forms are pre‑filled and collateral ownership confirmed without paper, reducing onboarding from days to minutes. The combined effect - smarter targeting, faster fulfillment and fewer manual touch‑points lowers acquisition cost and raises both customer lifetime value and retention.
Freedom SuperApp
The Freedom SuperApp is the Group's front end for all retail banking, payment, insurance and lifestyle services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, card management and lifestyle commerce. All modules are built on a micro‑services architecture with APIs (Application Programming Interface) to nearly one hundred government and commercial data sources.
In March 2026, monthly active users (MAU) climbed to 2.59  million, up from 1.02 million in March 2025, an increase of 154% year over year, while daily active users (DAU) averaged 634,578 compared with 183,000 in March 2025. Management attributes this expansion to the roll‑out of high‑impact digital products - notably the seven‑currency SuperCard, "one‑tap" digital mortgage and Invest Card and to the tiered loyalty and referral programs, which credit cashback in Freedom Currency and reward heavier use of contactless, in‑app and marketplace transactions.

The table below shows the growth of our SuperApp user base for the year ended March 31, 2026.
•Online banking and government services. Freedom SuperApp provides all core banking services, including deposits, accounts, payments, and transfers, to enable clients to manage their everyday financial needs in one digital platform. In addition, the SuperApp offers access to approximately 30 government services, such as payment of taxes and fines, obtaining official certificates, and accessing digital identity documents, enabling users to complete key public-service transactions fully online.
•Accounts and payments.  The SuperApp supports accounts and payments in KZT, seven‑currency ledger (KZT, USD, EUR, RUB, CNY, TRY, AED) and Freedom Currency, an exchange‑traded note (ETN) linked to the performance of FRHC common stock (NASDAQ: FRHC). Card and wallet transactions clear through Visa and Mastercard.
•Wealth integration. The My Assets dashboard consolidates deposit, securities, vehicle and real‑estate holdings into a real‑time net‑worth view and generates secured‑loan offers where collateral is available.
•Loyalty and reward program. A four‑tier structure (Standard, Silver, Gold, Platinum) defines monthly status on average balance, transaction count and ecosystem spend. Base cashback ranges from 1 % to 4%, with additional incentives for near field communication (NFC) payments, in‑app purchases and partner verticals. Rewards are paid in Freedom Currency. Freedom Currency is a proprietary ETN-based loyalty and reward instrument of the Freedom ecosystem, linked to the performance of FRHC (NASDAQ: FRHC) shares and fluctuating in line with their market value. By linking everyday consumption with an investment-linked instrument, Freedom Currency encourages a shift in user mindset from purely consumer behavior toward long-term investment thinking. Freedom Currency can be used for payments, transfers, and financial operations both within the ecosystem and beyond it.
•Lifestyle marketplace.  Embedded verticals include ticketing (cinema, concerts via Freedom Ticketon), travel bookings (Freedom Travel), streaming services (Freedom Media), grocery delivery (Arbuz), on‑demand home services (Naimi), news feed (Super Journal), health services (My Health), auto accessories and tires (Freedom Drive), mobile phones and electronic devices (Freedom Mobile), travel e-SIM, a digital pharmacy, motor accident reporting and Europrotocol‑based insurance claim filing without police involvement (DTP.kz), a social‑commerce feed where users publish purchases to earn likes and points that drive enhanced cashback (Freedom Lenta), digital issuance and servicing of voluntary health, motor and financial-protection insurance policies, and a government e-services gateway enabling online document processing, tax and fine payments and submission of applications to state agencies. Customers elect to pay in cash, by installment credit or with accumulated loyalty rewards.

9:41
Loyalty program
Standard
Hide all levels
Average monthly balance level
Starting from 0,1 ₸ to 100 000 ₸
Base cashback 1%
Payment via Apple Pay +0,5%
Additional cashback...
Payment via QR code +2%
Additional cashback...
Cashback limit 50 000 ₸

Loyalty levels

Loyalty program levels: Standard, Silver, Gold, Platinum

Silver

Gold

Platinum

	Silver	Gold	Platinum
Base cashback	2%	3%	4%
Payment via Apple Pay Additional cashback...	+1%	+1,5%	+2%
Cashback limit	100 000 ₸	150 000 ₸	200 000 ₸

Cashback in the Ecosystem up to 25%

Freedom Insurance
Cashback up to 23%
Freedom Travel
Cashback 14%
Freedom Life
Cashback 24%
Ticketon
Cashback 19%
Choco
Cashback 16%
Freedom Mobile
Cashback up to 29%
Arbuz
Cashback 26%
Freedom Drive
Cashback 23%
Naimi
Cashback 16%
Media
Cashback 10%

•Credit products. All core lending lines operate on the same end‑to‑end digital rail inside the SuperApp. Applicants authenticate with biometric ID, whereupon the platform automatically pre‑loads supporting data:
◦Digital mortgage. Property details, income records and tax data are pulled automatically from state registries; an Automated Valuation Model supplies the valuation, and loan documents are e‑signed. Average time from application to disbursement is under 24 hours, versus several weeks under the legacy process.
◦Digital auto loan. VIN and pricing data stream in real time from more than 300 partner dealerships and the national vehicle register. Compulsory car insurance is bundled automatically, contracts are e‑signed, and funds reach the dealer the same day, allowing immediate vehicle delivery.
◦Digital business loan. Secured and unsecured loans for individual entrepreneurs of up to KZT 100 million with tenors of up to five years. The scoring model analyzes the customer’s transaction activity within the Bank, as well as tax payments, payroll fund payments, e-government data, and credit bureau updates related to the individual entrepreneur. Property valuation is also performed using an Automated Valuation Model (AVM). Eligible customers see a personalized offer on the home screen of the Freedom Business mobile application, confirm the offer using biometric authentication, and funds are credited to the entrepreneur’s account opened with the Bank within minutes. No separate application, branch visit, or tax declaration is required.
◦Digital cash loan. Unsecured cash loans of up to KZT 8 million for tenors of up to five years are originated entirely within the SuperApp. Income, tax, and credit history data are automatically retrieved by the system; the customer selects the loan amount, tenor, and repayment method (annuity or equal installments) through the in-app calculator, signs the agreement electronically, and the funds are credited to the customer’s card on the same day. The following disbursement logic applies: if the loan amount is up to KZT 600,000 and the borrower is under 40 years old, the loan proceeds are credited on the same day. If the loan amount exceeds KZT 600,000, the funds are placed on hold for 24 hours. In cases where the borrower is over 40 years old, the funds are also placed on hold for 24 hours regardless of the loan amount. Partial and full early repayment are available at any time without penalties or prepayment fees.

•Card products. Freedom Bank offers a comprehensive suite of Visa and Mastercard card products, which can be issued, managed and fully integrated within our innovative mobile application SuperApp. These cards can be effortlessly printed directly at Bank’s Cardomat kiosks after completing biometric KYC verification. A card account may be opened in a seven-currency (KZT, USD, EUR, RUB, CNY, TRY, AED) and can be quickly tokenized for Apple Pay, Google Pay, or Samsung Pay within minutes.
◦SuperCard (flagship multi‑currency debit). Our SuperCard allows users to hold balances in any of the seven currencies while earning daily interest. The card features unique collectible designs licensed from popular franchises such as The Lord of the Rings, Game of Thrones, the DC series, Naruto, and Rick & Morty. This strategy targets the mass-affluent and Gen Z markets, driving organic social media promotion. In 2025, the Group expanded our collectible lineup through a co-branded edition featuring Spanish footballer Lamine Yamal, the famous musician Dimash Kudaibergen. In 2026 new creative card designs were launched with Messi, Anarbekov.
◦Invest Card (brokerage‑linked).  The Invest Card is linked to a customer’s brokerage account, with the ability to manage investment account. Card can be opened as digital and well as physical plastic. Cardholders can use their brokerage funds for everyday purchases, while any unspent balance remains invested, providing liquidity for trading. This innovative product, a first for Kazakhstan, significantly enhances customer engagement and boosts interchange income.
◦Power Card (parental‑control prepaid). Designed for children aged 5 to 18, the Power Card enables parents to set spending limits, block specific merchant categories. We also integrate with educational platforms to offer cashback rewards for good grades, promoting financial literacy and fostering customer loyalty among the next generation.
◦Premium Deposit Card (Visa Infinite / Mastercard World Elite). This premium card comes with deposit account, offering benefits such as global lounge access, concierge service, travel insurance, and enhanced loyalty rewards. This card operates as a multi-currency deposit account that accrues daily interest, with spending automatically debited from the deposit balance.
◦Araldy Saqta (ESG card). A multi-currency deposit card that allows to transfer 10% of cashback from transactions. Accumulated cashback is automatically transferred to a public association dedicated to the restoration of the Aral Sea ecosystem. The organization's mission is to assist local communities in adapting to climate change, restoring the ecosystems of the Aral region, and planting forests on the dried-up bottom of the Aral Sea.
◦Salary Project. Corporate employers may enroll their workforce in our salary project, under which employees receive compensation directly onto a Freedom Bank card. The cardholder activates the salary feature on an existing Freedom Bank card in-app through the Freedom SuperApp; once activated, the card is enabled to receive payroll credits and the cardholder qualifies for preferential pricing on selected credit products and other benefits available within the Freedom ecosystem. Participating employers may also commission a customized digital card design reflecting their corporate identity, supporting deployment across a range of industries, including the sports, education and healthcare sectors.
•Technology, big‑data analytics, security and compliance. A central data lake ingests click‑stream activity, transaction records, credit‑bureau updates and third‑party feeds (e.g., property registries, vehicle VIN databases). The dataset anchors all advanced analytics:
◦Proprietary scoring models combine multiple behavioral and financial variables to inform loan decisions and credit‑line recalibrations.
◦Real‑time antifraud and sanctions screening leverage graph analytics against Dow Jones, World‑Check and national registries.
◦Personalized product recommendations and loyalty boosters are generated by machine‑learning models that evaluate balance trends and purchase histories.
Big‑data platform reduces manual compliance processing times from up to two days to approximately eight minutes, while maintaining independent audit‑trail requirements.
Freedom Business - SME Functionality

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
•Education and support. Tradernet places a strong emphasis on customer education and support, providing extensive resources such as tutorials, webinars and market analysis reports. This enables users to make informed trading decisions. The platform also offers customer support to assist users with any issues they may encounter.
Telecommunications, Cloud Services, and Media
In alignment with our digital fintech ecosystem strategy, we are seeking to expand by developing our telecommunications and cloud services in Kazakhstan and a regional media business in Central Asia.

We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of FRHC incorporated under the laws of the AIFC.

Freedom Telecom represents a new line of business. Its strategy and budget are evolving dynamically in response to internal developments and external market factors, which may result in material adjustments to this strategy and our plan to develop this business. Our plan is that our telecom services will be offered as a separate product and as bundles with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient. Management expects the FWA grid to evolve into the backbone for a future mobile operator, providing additional distribution capacity for our digital services and generating new data streams that feed our predictive AI models. The combined effect should widen our addressable market, deepen engagement across product lines and further reduce the unit cost of serving each customer.

Through entities incorporated under AIFC laws, we also operate Freedom Cloud which is structured as a standalone business line. Freedom Cloud is an essential component of our digital ecosystem that delivers advanced cloud infrastructure and related services both within the Group and to external clients, including major enterprises and government entities.

During fiscal 2024, we established Freedom Media as a subsidiary of Freedom Telecom. Freedom Media is intended to develop into a national media platform in Kazakhstan, offering streaming services to customers in Kazakhstan and the broader Central Asia region. The platform provides access to a library of more than 5,000 titles, including television series, films, documentaries from major international studios and in-house produced original content, as well as more than 100 television channels and a dedicated children’s section. Its sports offering includes regular broadcasts of football, UFC, tennis, basketball and hockey, and live streaming of major events, including the UEFA Champions League and other global competitions. Freedom Media also develops proprietary content, including original series and special projects, and is integrated within the Freedom SuperApp ecosystem.
AI Data Center in Kazakhstan
In November 2025, we signed a non-binding memorandum of understanding with the Kazakhstan Ministry of AI and Digital Development and NVIDIA Corporation with a view to develop a large-scale AI data center in Kazakhstan. This prospective growth project is expected to be implemented in phases. According to our preliminary internal estimate, which is subject to significant change based on the final scope and configuration, the initial investment in the project may be approximately $2 billion, of which we intend to seek external financing for a significant portion of this investment. The project remains subject to feasibility analysis and obtaining financing. For a discussion of risks relating to the development of the AI data center see "Our investments in AI data center infrastructure utilizing advanced GPUs, including those supplied by NVIDIA Corporation, may not be successful and could materially adversely affect our business, financial condition, and results of operations." in "Risks Related to our Business and Operations" in "Risk Factors" in Part I Item 1A of this annual report.
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
We have developed a technology strategy aimed at building a robust technological infrastructure, fostering innovation, and enhancing user experiences. This strategy is designed to leverage technology as a key driver of success within our group. We seek to continuously adapt to the rapidly evolving digital landscape and to align our technological capabilities with the changing needs of our customers and stakeholders. By fostering innovation, enhancing collaboration, and prioritizing business continuity and growth, we aim to establish a strong technological foundation that supports our strategic objectives. See "Digital Fintech Ecosystem" above.
COMPETITION

We continue to face intense and evolving competition across all regions and service areas in which we operate. The financial services and brokerage industries, in particular, remain highly competitive and are marked by rapid technological advancements, changing regulatory frameworks, and increasing customer demand for integrated digital solutions and global market access.

We compete with international, regional, and local brokerage, banking, and financial services firms, many of which offer a broader array of services, possess greater capitalization, have more extensive global presence and advanced infrastructure, and benefit from well-established brand recognition. However, we believe our focus on innovation, customer-centric technology, and regional market expertise gives us distinct competitive advantages. In Kazakhstan, our home biggest market, our competitive positioning is supported by the development of our Freedom SuperApp, an all-in-one platform integrating banking, payments, insurance and lifestyle services. The Freedom SuperApp enhances customer engagement, supports cross-selling across our financial and non-financial offerings, and embeds our services more deeply into customers’ daily financial activities, creating for us a scalable and defensible competitive advantage.

In Kazakhstan, our primary competitors in the brokerage space remain Halyk Finance, BCC Invest, Teniz Capital Investment Banking and United Group Alatau. While these firms benefit from strong domestic reputations and relationships, our integration with global capital markets through direct access to U.S. and European exchanges - coupled with digital brokerage infrastructure - positions us as a leader in cross-border investment facilitation in Central Asia.

In the banking sector, Freedom Bank KZ continues to expand its footprint. Its main competitors include Halyk Bank, Kaspi Bank, and Bank CenterCredit. While our competitors maintain dominant positions in retail and SME and pursue similar digital ecosystem development strategies, we differentiate ourselves through our investment-driven banking model, digital-first service delivery, and the unique synergy between our banking and brokerage operations, enabling seamless integration of financial services on a single platform.

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

During fiscal 2026, we continued our strategic expansion into the telecommunications and media sectors in Kazakhstan. As a result, we also face competition from leading telecommunications operators, such as Kazakhtelecom, Tele2/Altel, and Beeline Kazakhstan, as well as from domestic and international media content providers. This expansion remains aligned with our vision of becoming a digital ecosystem that connects finance, media, and communications.

HUMAN CAPITAL
Our human capital strategy is designed to support the Company’s continued growth as an integrated financial and digital ecosystem operating across multiple jurisdictions. Our business requires a workforce with capabilities spanning regulated financial services, technology and product development, customer operations, risk management, compliance, cybersecurity, and corporate infrastructure. As we expand our geographic presence and broaden our ecosystem offerings, we focus on attracting, developing, integrating, and retaining talent capable of operating in a dynamic, technology-enabled, and highly regulated environment.
As of March 31, 2026, we had 11,846 (11,627 full-time and 219 part-time) employees spanning 22 countries in the following regions: Central Asia - 10,830, Europe - 334, Middle East - 627, USA - 55). As of March 31, 2026, our workforce was 5,448 women and 6,398 men.
We view human capital as a key enabler of our long-term growth, innovation, customer trust, and operational resilience. Our human capital priorities are aligned with our strategic direction and include:
•attracting specialized talent in financial services, technology, data, risk, compliance, and infrastructure;
•developing leaders and critical specialists to support business growth and international expansion;
•enabling collaboration and internal mobility across functions, businesses, and jurisdictions; reinforcing a culture of performance, ethics, and accountability;
•and supporting employee engagement and retention in competitive labor markets.
Talent Acquisition, Development and Mobility
We seek to attract talented and capable employees through disciplined recruitment processes tailored to the requirements of specific roles, businesses, and jurisdictions. Our hiring decisions are based on professional qualifications, relevant experience, capability, and alignment with our standards and business needs. As our organization continues to grow and diversify, we place particular emphasis on attracting leaders and specialists who can operate effectively in regulated industries, support innovation, and contribute to the scaling of our ecosystem.

We invest in employee development through onboarding, professional training, managerial development, mentoring, and cross-functional learning opportunities. We believe that capability-building supports both employee growth and stronger enterprise execution. Our development approach is intended to strengthen technical, managerial, regulatory, and leadership capabilities and to support collaboration across our businesses and markets.
As we continue to expand our digital ecosystem, we place growing emphasis on building talent in technology, data and product-related capabilities. This includes attracting, developing and retaining professionals in software engineering, platform architecture, data analytics, AI, information security, and digital product management, as well as leaders who can translate these capabilities into scalable business outcomes. We believe these skill sets are essential to enhancing customer experience, improving operational efficiency, supporting data-driven decision-making, strengthening control environments, and enabling innovation across our ecosystem. We seek to develop these capabilities through targeted hiring, internal development, and close collaboration among business, technology, risk and control functions so that our digital infrastructure and talent base can continue to evolve alongside our strategic objectives and regulatory requirements.
We also support employee mobility within the Company, including vertical and horizontal career movement, participation in cross-functional projects and working groups, and exposure to different business lines and operating environments. We believe that internal mobility and cross-functional experience contribute to leadership development, knowledge transfer, organizational cohesion, and the development of a stronger internal talent pipeline.
Culture, Performance and Leadership
We seek to foster a culture that supports disciplined execution, innovation, customer focus, and responsible growth. Because we operate in multiple jurisdictions and regulated industries, we place particular emphasis on ethical conduct, professionalism, compliance with applicable laws and internal policies, and protection of customer, employee, and business partner data. We believe these standards are critical to maintaining our reputation, supporting sustainable growth, and serving our stakeholders effectively.
We aim to provide employees with clear performance expectations, appropriate tools and support, opportunities for growth, and recognition for strong performance. We believe that a high-performance culture is strengthened by accountability, continuous development, and alignment between individual contributions and the Company’s strategic priorities.
Our leadership development efforts are intended to strengthen management capabilities, support succession readiness in key roles, and build a pipeline of leaders who can guide our businesses through growth, operational complexity, and international expansion.
Compensation and Benefits
Our compensation philosophy is designed to attract and retain talent, support performance, and reinforce accountability, while remaining competitive in the markets in which we operate. Compensation packages vary by role, business, and jurisdiction, but generally include base pay, performance-based incentives, paid time off, and other benefits.
Senior management compensation is designed to align remuneration with business performance, prudent risk-taking, and long-term shareholder value creation. Compensation generally consists of: (i) fixed base salary, (ii) annual performance-based cash incentive, and, where applicable, (iii) long-term incentive compensation, including equity-based awards, in each case subject to the Company’s internal governance and approval processes.
Variable compensation is determined by considering a combination of corporate, business-unit, and individual performance metrics. These metrics may include financial performance, strategic execution, operational delivery, cost discipline, leadership objectives, compliance, and control of environment effectiveness. For senior leaders in regulated, financial, or control functions, performance assessment also incorporates risk-adjusted and non-financial factors, including risk management, regulatory compliance, internal controls, audit findings, governance, and conduct.
Senior management compensation arrangements are overseen through the FRHC's governance framework, including review by the Compensation Committee, which provides oversight of executive compensation structures, incentive design, and alignment with performance and risk management principles.

FRHC retains discretion, consistent with its policies and governance framework, to adjust variable compensation outcomes upward or downward based on overall performance, risk outcomes, conduct, compliance matters, and other relevant considerations.
Compensation decisions generally take into account factors such as individual performance, scope of responsibilities, market conditions, internal equity, tenure, and local practices. We believe our approach to compensation and benefits supports employee engagement, retention, and our ability to compete for talent in the labor markets in which we operate.
Human Rights
Our approach to respecting human rights and managing related risks is set forth in our Human Rights Policy adopted by our Board in 2024. It affirms our commitment to respect human rights in accordance with the United Nations Universal Declaration of Human Rights. The Policy includes our human rights commitments in relation to employees, customers, business partners, and local communities, and is compulsory for all directors, officers and employees of FRHC, our subsidiaries, and individuals acting on the Company's behalf.

We are committed to providing equal opportunities and non-discrimination in the recruitment and employment processes. We oppose modern slavery and human trafficking, child and forced labor, and do not tolerate any violence or harassment in the workplace. We provide decent working conditions, development opportunities and respect the data of employees, customers, and business partners.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Today, ESG principles are essential in determining the direction of development of companies that are committed to a responsible approach to the impact of their activities on the environment, society, and economy. The Company is among them, and we have been working extensively in this direction.

Since 2023, FRHC discloses its sustainability data on its website. The data is prepared with a view to aligning with the Global Reporting Initiative (GRI) Standards and the Sustainability Accounting Standards Board (SASB) Standards.

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

Shapagat Corporate Fund

Our Freedom Shapagat Corporate Fund (the "Fund"), established in August 2023, is a non-profit organization and a subsidiary of FRHC. It was created through voluntary contributions from FRHC and its subsidiaries. The Fund serves as a centralized platform for managing and coordinating all sponsorship and charitable initiatives across the Company, ensuring a structured, transparent, and strategic approach to social investments.

Through collaboration with a wide range of partners, the Fund implements initiatives in social development, charity, culture, education, environmental protection, and sports, as well as other areas that contribute to broader societal impact and support the achievement of the United Nations Sustainable Development Goals.

External Social Projects

We endeavor to support and contribute to sports, culture, and education in the communities in which we operate through various forms of financing, including charity and sponsorship activities via the Fund and other subsidiaries of FRHC. In fiscal year 2026, the support we provided for such activities included the following:

•We continued our support for the development of chess in Kazakhstan. During fiscal year 2026, the Fund has made financial contributions to the Kazakhstan Chess Federation to promote chess education in Kazakhstan and strengthen the country's international performance at major global tournaments. The Fund expanded its contribution to chess development throughout 2025 by hosting World School Team Chess Championship and the "Chess in Education" Scientific Conference.
•The Company continued supporting the development of sports in Kazakhstan. In 2025, the Company launched the construction of a football academy in the city of Karaganda. It will also provide football programs for residents of underserved areas who currently have limited or no access to organized training. The Fund also supported the participation of football club FC Zhenis in national competitions throughout the 2025 season and provided equipment for the children's teams of the football center of FC Shakhter.
•As part of our overarching commitment to promoting sports in Kazakhstan, we particularly pay attention to inclusive sports. Thus, the Fund sponsored the "“UNI FOOTBALL LEAGUE" project, which offers inclusive football sections for children with special needs. The initiative enables children with diverse physical and cognitive abilities to play football, boosts their physical activity and helps develop social skills.
•We continued supporting the "Teach for Qazaqstan" initiative with funds covering operational costs and holding educational events. As part of the initiative, teachers receive access to master classes, seminars and specialized training modules aimed at creating a supportive and stimulating learning environment.
•We expanded opportunities for youth through educational grants and scholarships. In 2024, we launched the Freedom Grants social project, which offers prospective students the opportunity to win an educational grant at regional universities in Kazakhstan. This initiative covers tuition fees throughout their studies to help motivated young people who may face financial barriers. We also provided sponsorship to the IQanat Educational Fund to organize an academic Olympiad that identifies motivated rural students and provides the selected schoolchildren with free three-year preparation for applying to scholarship-based programs. Furthermore, the Fund provided sponsorship to the Karagandy Buketov University to support 10 student scholarships.
•Following its ambition to support the development of local cultural institutions, the Company provided support to the renovation of Lermontov National Theatre in Almaty.
•We supported the development of the Reception House in Astana, a civic and cultural infrastructure project located in Presidential Park along the city's riverfront area. The project supports Astana's long-term urban development by strengthening public event infrastructure and creating a venue for official, cultural, and community-oriented activities. Located within a public park environment, the facility is expected to contribute to the quality of the surrounding public space and serve residents, visitors, and international guests.

The education center Freedom Academy provides online and in-person training courses and webinars in financial literacy to the public. The goal of this program is to generally expand knowledge about financial literacy and teach the basics of exchange trading so that participants can more knowledgeably trade and reduce the risk of financial mistakes in the future.

Environment

In fiscal year 2026, we continued conducting ESG diagnostics to identify key opportunities and recommendations for improving the efficiency of our environmental activities.

In July 2025, the Company adopted its Environmental Policy, which outlines the overarching principles the Company applies for a careful and responsible approach to managing environmental impacts arising from its operational activities.

In 2026, an annual climate risk assessment was conducted to determine the potential exposure of the Company’s investment, insurance, and operational activities to climate-related risks. For the first time, the Company's lending portfolio was also included in the assessment. This assessment forms part of the Company's efforts to establish a consistent and comprehensive approach to climate risk management.

External Environmental Projects

In 2025, through the Fund, the Company continued providing financial support for the project focusing on planting black saxaul and other salt-tolerant plants on the dried-up bed of the Aral, aiming to restore the ecosystem of the region, which suffers from a long-term ecological crisis due to the sea's deterioration.

In 2025, the Company, in collaboration with the Kazakhstan's Ministry of Ecology and Natural Resources, began implementing a project dedicated to restoring the Turan tiger population in Kazakhstan. The project was initiated at COP29, when both parties signed a memorandum on environmental initiatives support. This ambitious project constitutes another milestone for the Company's action to recover biodiversity and land-based ecosystems.

As part of our efforts to build climate resilience and promote sustainable development, the Fund supported the Eco-Aul project in the village of Zhinishkekum, located in the Aral district of the Kazakhstan's Kyzylorda region. This initiative helps local communities adapt to environmental challenges by providing sustainable access to basic vital resources, including clean water, energy, and medical services. The project seeks to implement a pilot program on the grounds of a rural high school, serving as a model for environmental sustainability with the possibility of further scaling across the region.

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

We generally obtain trademark protection and often seek to register trademarks for the brand names and images under which we market our services. As of March 31, 2026, we owned approximately 14 registered trademarks in Armenia, 13 in Cyprus and its European subsidiaries, 12 in Kazakhstan, 10 in the United Kingdom, 7 in Türkiye, 2 in Azerbaijan and 1 in Kyrgyzstan. We use a third-party brand protection service to monitor our trademarks for unauthorized use on the Internet.

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
REGULATION

We operate in highly regulated industries across multiple legal jurisdictions. The securities trading, banking, insurance, payment services and telecommunications business activities of our subsidiaries are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the jurisdictions where we conduct business. We anticipate that the regulatory environment will continue to evolve, increasing standards and introducing new regulations that we will need to comply with in a timely manner.
We operate under various securities trading, banking, insurance, and other financial services licenses and must maintain our licenses in order to conduct our operations. As of March 31, 2026, we, through our subsidiaries, held (a) brokerage licenses (i) in Kazakhstan issued by the NBK and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, (v) in Uzbekistan issued by the Center of Coordination and Development of Securities Market, (vi) in Kyrgyzstan issued by the Financial Market Regulatory and Supervision Service under the Ministry of Economy and Commerce of the Kyrgyz Republic, and (vii) in UAE issued by the Abu Dhabi Global

Market Financial Services Regulatory Authority; (b) a banking license for foreign currency operations in Kazakhstan issued by the ARDFM; (c) banking licenses (i) in Kazakhstan for corporate and retail banking services issued by the ARDFM (including for currency exchange operations), and (ii) Tajikistan issued by the National Bank of Tajikistan; (d) a payment service provider in Kazakhstan registered in such capacity with the NBK, payment services providers in Uzbekistan and Kyrgyzstan holding licenses from the Central Bank of Uzbekistan and the National Bank of the Kyrgyz Republic, respectively; (e) a securities portfolio management license in Tajikistan issued by the Ministry of Finance of Tajikistan, and (f) virtual asset exchange operator license in Kyrgyzstan issued by the Financial Market Regulatory and Supervision Service under the Ministry of Economy and Commerce of the Kyrgyz Republic. Our U.S. broker-dealer subsidiary FCM is subject to regulatory oversight by relevant U.S. authorities, including the SEC and FINRA, with respect to its brokerage and investment advisory activities in the U.S.

Subject to completion of the acquisition of approximately 99.32% of the issued share capital of Turkish Bank A.S., we expect to obtain control of the bank, which holds a banking license in Türkiye. We are also taking steps to establish a bank in Georgia which is subject to obtaining the required regulatory approvals. In addition, we are in the process of obtaining a license to provide brokerage services in Türkiye following our receipt of a principal approval by the Türkiye's financial regulatory and supervisory authority in fiscal 2025.

Our Kazakhstan telecommunications and media subsidiaries hold licenses for providing local telephone services, internet access, TV and radio broadcasting, services for identifying technical information leakage channels and conducting technical operational investigative activities as well as designing and constructing telecommunication networks. As a result, our telecommunications and media businesses are subject to a range of regulations, including certification and other technical qualification requirements, as well as media content, data protection and AI laws, with which we must comply.
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
•credit risk requirements;
•liquidity risk requirements;
•acquisitions;
•investment limitations;
•competition;
•IT, information security, data protection and AI;
•risk detection, management, and correction; and
•various shareholders' requirements required for obtaining regulatory status (banking holding, major shareholder, insurance holding, etc.).
The regulatory authorities in each jurisdiction where we are regulated establish minimum net capital and capital adequacy requirements, which as of March 31, 2026 range from approximately $2.1 million to approximately $231.1 million in local currency equivalents and fluctuate depending on various factors. As of March 31, 2026, the aggregate net capital requirements of our subsidiaries was approximately $518.2 million. As of March 31, 2026, aggregate excess regulatory capital for all of the operating subsidiaries was $2,688.2 million. Our regulated insurance subsidiaries are subject to regulations and standards in Kazakhstan, which require these subsidiaries to maintain specified levels of statutory capital, as defined by Kazakhstan law, and restrict the timing and amount of dividends and other distributions which may be paid to their parent company. For the fiscal years ended March 31, 2026 and March 31, 2025, our insurance subsidiaries did not pay dividends to their parent company, except for the payment of a $7.5 million dividend by Freedom Insurance to its parent company Freedom KZ in December 2025 based on its results for 2023 calendar year. In the event one or more of our subsidiaries fails to maintain minimum/adequate net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the relevant industry. Our subsidiaries are also subject to rules and regulations regarding liquidity ratios. Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict the ability of our subsidiaries to transfer funds among themselves and FRHC. For more details please refer to Note 31 "Statutory Capital Requirements" in the notes to our consolidated financial statements in Part II Item 8 of this annual report.
We spend considerable resources in our general efforts to comply with the various regulations to which we are subject, and we expect this burden to continue in the future. We are from time to time subject to inquiries, investigations, audits, inspections and subpoenas, as well as regulatory proceedings brought by regulators.
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

OFAC, in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as "Specially Designated Nationals" or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our global sanctions compliance policies and procedures, we and our U.S. subsidiaries and, in certain circumstances, our non-U.S. subsidiaries may be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, FCM, operates under its own U.S. sanctions compliance policies and procedures, which govern its own sanctions compliance activities with its institutional customers and with other group companies.

We are committed to compliance with all applicable economic sanctions. With respect to Russia-related sanctions, we have assessed that such sanctions applicable to our business have not materially impacted the majority of our existing retail customers. We continue to monitor all sanctions developments closely. In the case of a customer or counterparty becoming known to one of our subsidiaries to be subject to sanctions, the relevant subsidiaries take active steps so that we do not violate, or cause a violation of, applicable sanctions. In addition, where sanctions do not apply due to a lack of jurisdictional nexus, our subsidiaries also seek to avoid conduct that could create exposure to secondary sanctions, while considering potential conflicts with local regulatory requirements. As of March 31, 2026, our subsidiaries Freedom KZ, Freedom Bank KZ, Freedom Global and Freedom EU collectively had customer liabilities relating to sanctioned individuals and entities or persons whose sanctioned status was being confirmed at the time of approximately $187.8 million that represented approximately 3% of our total customer liabilities as of such date.

We use multiple third‑party databases and screening tools to perform sanctions, PEP, and adverse‑information checks as part of their onboarding and ongoing monitoring processes. In addition, we maintain omnibus brokerage accounts for certain other institutional brokerage customers. The order flow from these accounts represents transactions of underlying customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. Such institutional customers give undertakings to us by which they have agreed to comply with AML/CTF controls that are applicable to brokers. We also audit their frameworks and systems by regular risk-based sampling and have access to their underlying customer records for purposes of compliance monitoring. Nevertheless, we do not have direct access to such institutional customers' underlying customers or screening systems.

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
Cybersecurity, Data Protection and AI
As part of our business, we routinely receive sensitive and confidential information from our customers. We collect personal information from our prospective and current employees, as permitted by employment laws and regulations. We use AI in some of our product, services and to advance our internal processes. We are subject laws regulating these activities in the various jurisdictions where we conduct business or have customers. This includes the requirements under the laws of Kazakhstan, the EU, the UK and the U.S., as well as the rules and regulations of their various state agencies and self-regulatory organizations.

These laws include the law on data privacy, information security and AI legal frameworks in the European Union and the United Kingdom, Kazakhstan, as well as the laws of a number of states of the United States. These laws, rules and regulations require us to maintain high standards for personal data collection, processing, and retention and impose strict standards for information security and AI risk management and reporting incidents and data breaches. They also provide for potentially significant penalties for non-compliance. For a discussion of related risks, see "Risk Factors" in Part I Item 1A and "Cybersecurity" in Part I Item 1C in this annual report.
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
Freedom KZ currently holds the following licenses:
• broker-dealer and portfolio management license No. 3.2.238/15 dated October 2, 2018 (initially issued on March 21, 2007); and
•banking license No. 4.3.12 dated February 4, 2020 (initially issued on April 4, 2019) for performance of exchange operations with foreign currency, except for exchange operations with cash currency.
Under the Securities Market Law (and the relevant ARDFM regulations), the following prudential standards are applicable to brokers and dealers and portfolio management companies, among others: (i) an equity capital adequacy ratio, the daily value of which must be at least 1; and (ii) a liquidity ratio, the daily value of which must be at least 1 (as a maximum value). Compliance with these prudential standards is determined in accordance with ARDFM methodologies based on, among other things: (i) highly liquid and liquid assets; (ii) balance sheet liabilities; and (iii) minimum amount of equity capital, taking into account the capital adequacy ratio.

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
•providing custody in relation to digital assets and arranging custody in relation to digital assets; and
•arranging deals in investments in relation to digital assets.

Under the AIFC Framework Law and applicable acts, the following prudential standards are applicable to AIFC brokers and dealers and portfolio management companies, among others: the capital adequacy ratio, which indicator must be at least 1, and the liquid assets requirement, which indicator must be not less than 0.25. Compliance with the prudential standards is measured based on the following indicators: (i) capital resources, (ii) liquid assets, (iii) minimum capital requirement, and (iv) annual operating expenditures. In their activities, AIFC participants operating in the securities market are guided, among other things, by the provisions of the AIFC General Rules, the AIFC Conduct of Business Rules and other acts of the AIFC.
Kazakhstan Banking Regulation
Banks in Kazakhstan are subject to numerous laws and regulations governing banking activities as well as a number of laws and regulations that regulate, among other matters, payment services, anti-money laundering, data protection, AI and information security. Kazakhstan has a two-tier banking system, with the NBK comprising the first tier and all other commercial banks comprising the second tier (with the exception of the Development Bank of Kazakhstan, which as a state development bank has a special status and belongs to neither tier and Eurasian Development Bank which is an intergovernmental bank). Generally, all financial institutions in Kazakhstan are required to be licensed and regulated by the ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020, these functions have been carried out by the ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation and control and payment systems.

The Law of the Republic of Kazakhstan No. 258-VIII ZRK "On Banks and Banking Activity in the Republic of Kazakhstan", dated January 16, 2026 (as amended) (the "Banking Law"), is the main law regulating the banking sector in Kazakhstan. It establishes a framework for banking activities, licensing, regulation and supervision of banks by the ARDFM. Under the Banking Law, banking operations may only be conducted pursuant to an appropriate license issued by the ARDFM. The Banking Law introduced a two-tier banking licensing regime comprising universal banking licenses and basic banking licenses. Freedom Bank KZ continues to operate under a universal banking license. Under the Banking Law and the relevant ARDFM regulations, banks in Kazakhstan holding a universal banking license are subject to prudential standards, including, but not limited to, minimum authorized and equity capital, equity capital adequacy, maximum exposure per borrower, liquidity, liquidity coverage and net stable funding, capitalization to liabilities to Kazakhstan non-residents, placement of bank funds in internal assets, leverage, and open currency position limits. Freedom Bank KZ holds License No. 1.1.108 dated June 25, 2024 for performing banking and other operations.
Kazakhstan Insurance Regulation
Insurance companies in Kazakhstan are subject to numerous laws and regulations governing general and life insurance activities as well as a number of laws and regulations that regulate particular types of insurance activities (e.g., mandatory liability insurance of vehicle owners), anti-money laundering, data protection, AI and information security. Generally, all financial institutions (including companies performing insurance activities) in Kazakhstan are required to be licensed and are then regulated by the ARDFM.

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
Cypriot Investment Firms and Regulatory Legislation
Freedom EU is a Cyprus Investment Firm ("CIF"), duly incorporated in the Republic of Cyprus under registration number HE 324220 and authorized and regulated by the Cyprus Securities and Exchange Commission ("CySEC") under license number 275/15.
Freedom EU operates in accordance with the applicable European Union and Cypriot legal and regulatory framework governing investment firms, including compliance with the applicable anti-money laundering and counter-terrorist financing framework and related reporting obligations to the Cyprus Unit for Combating Money Laundering (MOKAS).
Freedom EU complies with, inter alia, the following legislative and regulatory framework:
•Directive 2014/65/EU on markets in financial instruments ("MiFID II"), as amended;
•The Investment Services and Activities and Regulated Markets Law of 2017 (Law 87(I)/2017), as amended;
•Regulation (EU) 2019/2033 on the prudential requirements of investment firms ("IFR") and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD");
•The Prevention and Suppression of Money Laundering and Terrorist Financing Law (Law 188(I)/2007), as amended, and the CySEC Directive for the Prevention and Suppression of Money Laundering and Terrorist Financing;
•Regulation (EU) No 596/2014 on market abuse ("MAR"), as amended;
•Regulation (EU) No 1286/2014 on key information documents for packaged retail and insurance-based investment products ("PRIIPs"), as amended; and
•Applicable Regulatory Technical Standards (RTS), Implementing Technical Standards (ITS), and guidelines issued by the European Securities and Markets Authority (ESMA).
Freedom EU continuously monitors and ensures compliance with regulatory developments, circulars, and guidance issued by CySEC, ESMA, the European Commission, and other competent authorities.
Pursuant to its authorization, Freedom EU is permitted to provide investment services and activities in Cyprus and, under the MiFID II passporting regime, on a cross-border basis within the European Economic Area in accordance with applicable local requirements.
Freedom EU is authorized by CySEC to provide the following investment services:
•Reception and transmission of orders in relation to one or more financial instruments;
•Execution of orders on behalf of clients;
•Dealing on own account;
•Provision of investment advice; and

•Portfolio management.
In addition, Freedom EU is authorized to provide the following ancillary services:
•Safekeeping and administration of financial instruments, including custodianship and related services;
•Granting credits or loans to investors to allow them to carry out transactions in financial instruments, where Freedom EU is involved in the transaction;
•Foreign exchange services where these are connected to the provision of investment services; and
•Investment research and financial analysis or other forms of general recommendation relating to transactions in financial instruments.
Freedom EU may also provide its services to third countries, subject to compliance with the applicable regulatory framework of such jurisdictions.
Under the prudential framework established by Regulation (EU) 2019/2033 (“IFR”) and Directive (EU) 2019/2034 (“IFD”), Freedom EU is classified as a Class 2 investment firm and is subject to the applicable capital adequacy, liquidity, governance, and risk management requirements. Freedom EU maintains appropriate internal policies, procedures, and controls to ensure ongoing compliance with its regulatory obligations and to safeguard client interests.
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

Freedom AR is a licensed investment service provider holding License No. 0021 issued by the CBA on November 9, 2021, authorizing it to carry out the following major regulated activities:

•receiving and forwarding customer instructions for securities transactions,
•providing investment-related advice to customers regarding securities,
•executing securities transactions on behalf of the firm or the customer and at the customer's account,
•executing securities transactions on the firm's own account and in the firm's own name;
•managing the pool of securities,
•carrying out guaranteed or non-guaranteed placement of securities; and
•securities underwriting and trust management.

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
U.S. Regulation
U.S. Securities Market Regulation
Our U.S. subsidiary FCM is registered as a securities broker dealer with the SEC, is a member of various self-regulatory organizations ("SROs") and securities exchanges, including being a "Blue Line" broker dealer on the floor of the NYSE. FCM has been a member of FINRA since 1994, most recently receiving approval from FINRA in January 2022 to expand its operations to include conducting certain types of investment banking business. Such business is conducted under the name Freedom Capital Markets. FINRA serves as the primary SRO with oversight over FCM, although the NYSE continues to have oversight over FCM's NYSE-related market activities. FINRA regulates many aspects of FCM's business, including registration, education and conduct of its broker-dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of potential disputes between FCM and its customers. FCM has agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline FCM and its officers, directors and employees. Among the rules that apply to FCM are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, FCM is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from FCM may be limited. In addition, FCM is licensed as a broker dealer in 36 U.S. states and the District of Columbia, requiring it to comply with applicable laws, rules and regulations of each of those states. A state regulator may revoke a license to conduct securities business in its state and fine or otherwise discipline broker dealers and their officers, directors and employees.
Foreign Corrupt Practices Act
In the United States, the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The foreign countries where our subsidiaries operate have similar anti-bribery and anti-corruption laws imposed on our subsidiaries. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term "public official" is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management's authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management's authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity. Failure to comply with the FCPA can result in substantial fines and other sanctions. In 2025, the U.S. Department of Justice announced changes to its FCPA enforcement priorities and processes. These changes did not alter our legal obligations under the FCPA.
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

The U.S. has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data-sharing requirements of FATCA. Cyprus, Kazakhstan, Uzbekistan, Türkiye, and the United Arab Emirates have entered into Model 1 intergovernmental agreements while Armenia has entered into Model 2 agreement. These agreements with the U.S. contain provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreements generally require financial institutions in these countries to identify their customers and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions generally must regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also generally address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to certain intergovernmental agreements, our subsidiaries in the relevant countries which are financial institutions are required to obtain customer documentation associated with the indicia of the relevant customer's U.S. tax residency status, as well as related account information, and to report it accordingly. A failure by our subsidiaries to comply with FATCA could result in adverse financial and reputational consequences to us as well as the imposition of sanctions or penalties, including responsibility for the taxes on any funds distributed without the proper withholdings having been made.
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
•Our investments in AI data center infrastructure utilizing advanced graphics processing units (“GPUs”), including those supplied by NVIDIA Corporation, may not be successful and could materially adversely affect our business, financial condition, and results of operations.
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
•Our financial results are impacted by changes in interest rates.
•We are exposed to foreign currency fluctuation risks.
•Damage to our reputation could harm our business.
•We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights, which may harm our business and competitive position.

Risks Related to the Global Political, Regulatory and Economic Environment:
•Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict, the war involving Iran and corresponding political and economic instability in the Middle East.
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

Risks Related to Legal and Regulatory Matters:

•We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or regulatory sanctions.
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
•We are subject to risks related to litigation, arbitration and regulatory actions.

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
•OECD Inclusive Framework agreement on Pillar Two may affect our business.
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
•If we or our controlling shareholder, Timur Turlov, sold, or there is a perception that we or Timur Turlov may sell, large amounts of shares of our common stock, this could cause the market price of our common shares to decline.
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

Risks Related to our Business and Operations

Our relatively limited operational history and our historical growth trends may not be predictive of future operating results.
Our legacy brokerage operations were merged into our holding company, which is a Nevada-incorporated company, in several stages between November 2015 and 2017, and we have grown rapidly over the last several years. For example, our total revenue, net (after presenting our former Russian subsidiaries as discontinued operations) was $1,647.3 million for the fiscal year ended March 31, 2024, $2,004.2 million for the fiscal year ended March 31, 2025 and $2,191.3 million for the fiscal year ended March 31, 2026. Although we have sustained growth over several years, the rate of such growth has varied over time and may continue to fluctuate, including slowing, ceasing altogether, or becoming negative in future periods.

Our operating history largely coincided with periods of generally favorable market conditions for certain industries and regions in which we operate, although recent periods have also included increased market volatility, geopolitical tensions and changing macroeconomic conditions. We therefore have limited experience operating our business through a full range of prolonged adverse market or economic cycles and we may not be able to respond effectively to any such downturn or slowdown in the future. In addition, our results have been positively affected by net gains on trading securities, primarily driven by increases in market prices of Kazakhstan sovereign and quasi-sovereign debt securities held in our proprietary portfolio. Such gains are inherently volatile and may not recur in future periods. As such, our historical results and growth should not be considered indicative of our future performance.

Further, as a result of the limited operating history of our business, and our rapid growth during sustained favorable market and economic conditions, we have limited historical data across different economic cycles that can be used to evaluate our future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks, including risks discussed elsewhere in this annual report. See also "The economies of Kazakhstan and other countries in which we operate are vulnerable to external shocks and fluctuations in the global economy." below.
We may not be able to manage our growth effectively.
We have experienced a rapid growth in our business over recent years. Specifically, our number of total retail brokerage customer accounts increased from approximately 530,000 as of March 31, 2024 to approximately 683,000 as of March 31, 2025 and to approximately 858,000 as of March 31, 2026. Our total number of employees increased from 6,197 employees as of March 31, 2024 to 8,764 employees as of March 31, 2025 and to 11,846 employees as of March 31, 2026. Our total assets increased by 33% to $13.2 billion as of March 31, 2026 from $9.9 billion as of March 31, 2025 and by 58% from $8.3 billion as of March 31, 2024. In addition, we have made a number of significant acquisitions in recent years, including the acquisitions of Freedom Cloud Holding (formerly, Astel Group Ltd.) in April 2025 and SilkNetCom in September 2024, and we may not be able to achieve a positive return on the investments we make in the expansion of our business. Moreover, our overall growth has required and will continue to require significant allocation of capital and management resources, further development of our financial, internal control processes, information technology systems and cybersecurity measures, continued upgrading and streamlining of our risk management systems and additional training and recruitment of management and other key personnel. At the same time, we must maintain a consistent level of customer services and current operations to avoid loss of business or damage to our reputation. If we fail to adequately manage growth, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, complete or integrate acquisition targets successfully.

Acquisitions have been, and continue to be, a significant component of our growth strategy. However, we may not be able to continue to grow our business through acquisitions as we have done historically, and businesses acquired may not perform in accordance with our expectations, and business judgments concerning the value, strengths and weaknesses of businesses acquired may not prove to be correct.

We plan to continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position, expand our digital ecosystem or enhance our existing service offerings. We may not identify or successfully complete transactions with suitable acquisition candidates in the future, and completed acquisitions may not be successful. Specifically, there are substantial risks associated with acquisitions and expansion into new business areas as we implement our digital fintech ecosystem strategy. See "We may be unable to implement our digital fintech ecosystem strategy successfully." below. In addition, insufficient IT security due diligence and integration control during the acquisition process can import critical vulnerabilities into our existing environment. Acquired entities may possess undiscovered IT security flaws, inadequate data protection practices, or legacy IT issues that, if not properly assessed and ring-fenced prior to network integration, could compromise our broader infrastructure.

We also incur substantial cost and time to complete post-closing integration of acquisitions, including human resource training, data and technology systems and operational processes, and implementation of cybersecurity measures. We may also incur potential dilution of our brand, assumption of known and unknown liabilities, indemnities and potential disputes with the sellers. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and can also result in IT, information security, data protection and AI incidents and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.
We have engaged in related party transactions and arrangements, which exposes us to a number of risks.
We have engaged in related party transactions and arrangements, in particular with companies controlled by our Chief Executive Officer Timur Turlov, and we expect to continue to do so from time to time going forward.

For example, during the recent years we had an arrangement with microfinance organization Freedom Finance Credit ("FFIN Credit"), a company outside of the FRHC group which is controlled by Mr. Timur Turlov, through the purchase of right of claims of retail loans. Beginning in September 2025, Freedom Bank KZ transferred retail loan origination to its internal platform and ceased purchasing unsecured consumer loans from FFIN Credit. As of March 31, 2026, we do not use FFIN Credit as a source of retail loan origination. Loans previously acquired from FFIN Credit remain on our balance sheet and continue to expose us to credit and servicing risks until they are fully repaid or otherwise settled.
During the fiscal year ended March 31, 2026 the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $10,026 thousand. Kazakhstan Chess Federation is a Kazakhstan-based company in which Mr. Timur Turlov holds a management position. The Group continues to support the development of chess as a sport in Kazakhstan. During the fiscal year ended March 31, 2026, the Group has made financial contributions to the Kazakhstan Chess Federation to support the preparation and holding of championships, tournaments, training camps and other events.

Related party transactions and arrangements we enter into subject us to certain risks. In particular, related-party transactions present potential conflicts of interest that could result in decisions that prioritize the economic interests of certain individuals over those of our company and its stockholders. In the event of a dispute under any related-party agreement, the interests of affiliated parties may not align with ours, and the resolution of such disputes may be less favorable than what we might achieve in a transaction with an unaffiliated third party. In addition, related-party transactions are generally regarded as increasing the risk of misstatements or omissions in financial reporting, the risk of transactions being done on other than arm’s length terms due to the close ties between the parties involved and the risk of regulatory non-compliance.

Competition in the markets in which we operate may result in a decrease in our market share and/or profitability.

We face intense competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. Many of the firms with which we currently compete, or may compete in the future, are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical and financial resources. In addition, when developing new business lines, we face competition with existing market players and other competitions that may enter such markets. For example, in developing our telecommunications and media business in Kazakhstan, we expect to compete with various established telecommunications operators and other participants in the telecommunications market and with various media providers, respectively. Our ability to compete successfully in these areas will depend on attracting and retaining customers as well as obtaining licenses or entering into partnerships. If we fail to compete effectively with other firms and participants in any of the markets in which we operate, or with potential new entrants to such markets, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur losses in our new telecommunications and media businesses.

We recently have expanded into the telecommunications and media sectors through our subsidiaries Freedom Telecom and Freedom Media. Our telecommunications subsidiary Freedom Telecom has been and is currently expected to be loss-making for the first several years of its operations, based on our current projections. Such losses, together with increased debt service costs associated with funding our expansion into the telecommunication sector, will have an adverse effect on our consolidated net income in the relevant periods. Our plans and budget for Freedom Telecom may be reassessed and be subject to revisions, which may be material. In addition, our recently established Freedom Media subsidiary incurred losses in the calendar year 2025 and we project losses in calendar year 2026 with profitability forecasted to commence in the 2027 calendar year. These expectations are based on assumptions underlying our current financial projections, which are subject to significant uncertainty. Such businesses may not be able to achieve profitability within such anticipated timeframe or at all. If these businesses incur greater or more prolonged losses than currently expected, or require additional capital to support their operations or growth, our financial condition, results of operations, and cash flows could be materially adversely affected.
We may be unable to implement our digital fintech ecosystem strategy successfully.
The core of our business strategy is to continue building a digital fintech ecosystem through which our products and services can be provided to our customers in an interconnected manner. See "Our Business Strategy" in "Overview" in Part I Item 1 "Business" of this annual report. Our ability to execute this strategy could be affected by a number of factors, including the factors described in this annual report on Form 10-K for the fiscal year ended March 31, 2026.

Pursuing the development of a digital fintech ecosystem involves significant risks. These include, among others, the possibility that (i) our limited experience with certain new business lines (e.g., telecommunications and media businesses, as discussed below, which are intended to complement our financial offerings) may adversely affect the success of our acquisitions or expansion into new business areas, (ii) we face costs of integrating the components of the ecosystem and risks in attracting and retaining new customers, and (iii) changing consumer preferences and strong competition may impact the viability and profitability of our offerings. Additionally, we may face increased regulatory risks as evolving legal and compliance requirements could delay or constrain our ability to launch, integrate or scale our services. We are also exposed to infrastructure integration risks where the complexity of connecting diverse systems may lead to operational inefficiencies, security vulnerabilities, or service disruptions. If any such expansions into new product markets are not successful, there could be a material adverse effect on our business, financial condition, and results of operations.

In particular, we may not be able to successfully develop our telecommunications business in Kazakhstan in a timely fashion or on profitable terms. Our ability to do so will depend on, among other things, our ability to construct a backbone network, obtain frequency licenses or enter into partnerships with incumbent operators and acquire smaller companies in the sector. Our ability to accomplish our goals in this business area on schedule and within budget, achieve our revenue targets or realize acceptable returns, is subject to a number of risks as a result of factors over which we have no control, including the need for regulatory approvals, the availability of equipment and labor, equipment breakdowns or accidents, adverse weather conditions, social unrest, IT, information security, data protection and AI incidents, unforeseen or uncontrollable cost increases and other risks associated with the deployment of new telecommunications infrastructure. We can give no assurance as to the commercial viability of our planned backbone network or our ability to overcome any obstacles we may encounter during its construction or to complete it, or as to our ability to finance our capital expenditures in connection with its establishment. Our ability to operate our telecommunications business successfully and profitably will also depend on a number of factors, many of which are beyond our control. Similarly, we may not be able to develop a media business in Kazakhstan in a timely fashion or on profitable terms.

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

Our investments in AI data center infrastructure utilizing advanced GPUs, including those supplied by NVIDIA Corporation, may not be successful and could materially adversely affect our business, financial condition, and results of operations.

We are evaluating the development of a large-scale AI data center in Kazakhstan based on a non-binding memorandum of understanding signed by FRHC with the Kazakhstan Ministry of AI and Digital Development and NVIDIA Corporation in November 2025. The project is expected to be implemented in phases and will require substantial capital expenditures. According to our preliminary internal estimate, which is subject to significant change based on the final scope and configuration, the initial investment in the project may be approximately $2 billion. The project remains subject to feasibility analysis. We may not finalize its scope, select a site, obtain required approvals, or complete construction on expected timelines, within budget, or at all. Any definitive agreement(s) with NVIDIA Corporation or other partner(s) may include unfavorable commercial, supply, exclusivity or other terms, or may not be concluded at all, which could adversely affect the scope, timing and economics of the project. In addition, the evaluation, development and potential operation of this project may require significant attention from our senior management and allocation of internal resources, which could divert focus from our existing business activities.

We expect to seek debt and/or equity financing for a significant part of the funding for this project. However, we may not be able to secure financing on acceptable terms, or at all. If we are unable to obtain adequate financing, we may delay, scale back, or abandon the project.

If this project is developed, our ability to procure advanced GPUs may be limited by supply chain constraints, high global demand for equipment, export controls, sanctions, and licensing requirements. Among other requirements described above, the export of such products may require a license from the U.S. government. Such approvals may not be obtained on a timely basis or at all. We may also depend on a limited number of suppliers. This may increase our exposure to pricing volatility, allocation constraints, and supply disruptions. The cost of required equipment is significant, which increases the capital intensity of the project and the risk of loss.

The development and operation of an AI data center involve significant risks. These include complex engineering requirements, long lead times, and dependence on critical infrastructure, including power supply, cooling, and network connectivity. Site selection remains under evaluation and depends in part on the availability of reliable and cost-effective electricity. We may experience delays in permitting, construction, grid connection, or commissioning. Any such delays may increase costs and reduce or delay expected returns.

The project, if we proceed with development, is expected to involve coordination with governmental authorities. Such authorities may provide regulatory support but are not expected to provide direct funding. Any expected preferential conditions, such as infrastructure support or tax incentives, may not be available or may not be sufficient to achieve expected returns.

The market for AI and high-performance computing is rapidly evolving and highly competitive. Demand for our services, if we develop this AI data center, may not develop as anticipated. We may not achieve sufficient utilization rates or pricing to recover our investments. Technological developments, including more advanced or cost-efficient alternatives, may reduce the competitiveness or useful life of our infrastructure.

If any of these risks materialize, we may incur delays, cost overruns, reduced revenues, asset impairments, or losses. Any of these outcomes could materially adversely affect our business, financial condition, and results of operations.
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
Our loan portfolio may be impacted by global, regional and local macroeconomic and market dynamics, including prolonged weakness in GDP, significant market uncertainty, including uncertainty caused by regional conflicts, trade policies and tariffs, reductions in consumer spending, decreases in property values or market corrections, levels of consumer debt, rising or high unemployment rates, changes in foreign exchange or interest rates, widespread health crises or pandemics, severe weather conditions, and the effects of climate change. Economic or market stresses generally have negative effect on the business landscape and financial markets. Decreases in property values or market adjustments may increase the likelihood of borrowers or counterparties failing to meet their obligations to us, potentially leading to an increase in credit losses.
A substantial share of our customer loan portfolio is represented by digital mortgage loans issued within the framework of state support programs, funded from the funds of quasi-state organizations. As of March 31, 2026, our digital mortgage loans constituted $581 million. We participate in the government mortgage program in which the Kazakhstan government provides funding in the amount of approved mortgages and buys out the mortgages after disbursement with a recourse to the bank in case of default by a borrower. We mitigate our credit risk exposure in this case by our security interest in the financed real estate property. As such, a significant rate of mortgage defaults in Kazakhstan could adversely affect our banking operations and the ultimate success of our digital mortgage product.

We reserve for potential credit losses in the future by recording a provision for credit losses in our income statement. This includes an allowance for credit losses based on management's estimates of current expected credit losses over the life of the respective credit exposures. These estimates are based on a review of past events, current conditions, and reasonable forecasts of future economic situations that might influence the recoverability of our loans. Our approach to determining these allowances involves both quantitative methods and a qualitative framework. Within this framework, management uses its judgment to evaluate internal and external risk factors. However, such judgments are inherently subject to the risk of misjudging these factors or misestimating their effects. Charge-offs related to our credit exposures can occur and market and economic changes could lead to higher default and delinquency rates, adversely affecting our loan portfolio's quality and potentially resulting in higher charge-offs. While our estimates account for current conditions and anticipated changes during the portfolio's lifetime, actual outcomes could be worse than expected, significantly impacting our business, financial condition, results of operations and cash flows.

We extend margin loans to our brokerage customers. As of March 31, 2026, we had margin lending receivables in the amount of approximately $4.7 billion and $3.3 billion as of March 31, 2025. We also enter into margin loans for our own account. When we purchase securities on margin, enter into securities repurchase agreements or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers' accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses. Margin loans advanced to customers are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of rapid market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. While we have a real-time margin compliance monitoring and undertake mitigation measures, the amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is potentially unlimited and not quantifiable, as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices.

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

Furthermore, we have exposure to credit risk associated with our proprietary investments. We rely on the use of credit arrangements as a significant component of our trading strategy. Our investments are subject to price fluctuations as a result of changes in the financial markets' assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired ("OTTI"). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner or at a lower price than intended, we may have to recognize an unrealized loss at that time.

Our revenues are concentrated in certain customers and products, which may materially adversely affect our business, financial condition, results of operations and cash flows.

We have derived a significant portion of our fee and commission income from trading activity of certain institutional market maker customers with whom we execute trades on behalf of our customers. Prior to the end of fiscal 2024, we had such an arrangement indirectly with an institutional market maker customer of our former affiliate FST Belize, and since approximately the beginning of fiscal 2024 we have had such an arrangement directly with an institutional market maker customer of our Freedom Global subsidiary. We receive a commission from such institutional market maker customers for executing their trades, including short positions and in the past we earned such commissions indirectly through commissions we received from FST Belize. For the fiscal years ended March 31, 2026 and March 31,

2025, we earned fee and commission income from the market maker customer at our Freedom Global subsidiary in an amount of $345.5 million and $284.7 million, respectively, representing 71% and 56% of our total fee and commission income for those fiscal years, and we earned interest income from margin loans to customers from such customer in an amount of approximately $21.4 million and $32.8 million, respectively, representing 8% and 15% of our total interest income from margin loans to customers for those fiscal years.
Approximately 83%, 88% and 93% of our trading income in the fiscal years ended March 31, 2026, 2025 and 2024, respectively, was derived from interest income on Kazakhstan government or quasi-government debt securities.
In addition, a substantial part of our revenue is derived from our major customer. The aggregate revenue from such customers amounted to $367.0 million, $317.5 million, and $296.3 million in fiscal 2026, 2025, and 2024, representing 17%, 15% and 18% of our total revenue for the same periods, respectively. These concentrations of our revenues means that our results of operation and financial condition are, in part, dependent on the continuation or increase of our revenues from these particular sources. Our business, financial condition, and results of operations could be adversely affected by changes to, or the termination of, our relationships with, market maker institutions or major customers with whom we conduct a substantial amount of business or adverse developments with regard to the debt securities from which we have derived a substantial amount of trading income. Our ability to maintain close relationships with these customers is essential to the sustainability, growth and profitability of our business. The agreements we enter into with these customers do not grant us any exclusivity and do not contain any minimum service conditions.
Risks related to our business relationships with third-party broker-dealers, clearing firms and market makers could result in reduced profitability, increased compliance costs, regulatory violations and negative publicity.
A significant amount of our brokerage business relates to trading in U.S.-listed securities by our brokerage customers. Our FCM subsidiary in the United States is not a licensed clearing firm. When executing trades directly in the U.S. market, we rely on the services of a limited number of third-party U.S.-registered securities broker dealer and clearing firms. We also routinely evaluate opportunities to establish relationships with other U.S.-registered securities broker-dealer and clearing firms. While we are considering acquiring an ownership interest in a self-clearing company in the United States in the future on an opportunistic basis in order to provide us additional access to the U.S. stock markets, there can be no assurance that we will ultimately do so. Damage to or the loss of our relationships with the U.S. registered securities broker-dealer and clearing firms on which we currently rely could impair our ability to continue to provide our customers access to the U.S. markets at the volumes and in the manner to which they are accustomed and could result in higher transaction costs for us or our customers, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The majority of our non-U.S. customer brokerage transactions are executed through over-the-counter (OTC) arrangements with one non-U.S. market maker customer. All such transactions are carried out under margin-trading principles. These transactions are typically internalized and settled on a cash basis through a prime broker and clearing firms. Under this margin-account settlement process, the securities are credited to the purchaser and, where necessary, borrowed by a market maker customer within the prime broker's and clearing firm’s custody, thereby eliminating any external delivery or locate requirement at execution. Relevant short positions are collateralized by securities and cash in the market maker customer's margin account. We use the services of third parties, including some U.S.-registered securities broker dealer and clearing firms to execute our trades. These may differ from U.S.-based clearing practices and settlement practices, including those utilizing centralized depositories or real-time custody transfers. As a result, not all aspects of our brokerage model follow the operational norms and protections typical of U.S. retail broker-dealers. Instead, we maintain risk management procedures consistent with the nature and jurisdiction of the applicable activity. See also, "We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or regulatory sanctions." below.

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

Practices involving arrangements with market makers have drawn heightened scrutiny from the U.S. Congress, the SEC, U.S. state regulators, regulators in the European Union and other regulatory and legislative authorities. Our competitors may adopt different business practices that could affect our market position. Any negative publicity surrounding practices involving arrangements of the type we utilize with market maker customers generally, or our implementation of these practices, could harm our brand and reputation. If our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if our customers perceive our arrangements with our market maker customers to create a conflict of interest between us and them, or if they begin to disfavor the specific market maker customers with which we do business due to, among other things, any negative media attention regarding our arrangements, they might come to have an adverse view of our business model and might decide to limit or cease the use of our services. Some customers might prefer to invest through our competitors that do not engage in these arrangements or engage in them differently than we do. We are also exposed to the risk of regulatory action taken against us as a result of heightened scrutiny or changing regulatory rules by relevant authorities. Any such loss of customer engagement as a result of any negative publicity or regulatory action associated with our market maker customer arrangements could adversely affect our business, financial condition, results of operations and cash flows.

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
The proportion of our funding represented by customer term deposits and current accounts has been increasing, and we intend for this proportion to continue to increase going forward as part of our funding strategy. We obtain term deposits and customer accounts directly from retail and commercial customers and through brokerage firms that offer our term deposit and current account products to their customers. However, customer term deposits and current accounts are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer term deposits and current accounts, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally, any of which could result in a significant outflow of term deposits and current accounts within a short period of time. Heightened competition among Kazakh banks for retail customer term deposits and current accounts increases the cost of procuring new term deposits and current accounts and/or retaining existing term deposits and current accounts, and otherwise negatively affect our ability to grow our term deposit and current accounts base. An inability to grow, or any material decrease in, our term deposits and current accounts could have a material adverse effect on our ability to satisfy our liquidity needs. Some of the foregoing risks may have occurred in the past, may currently be occurring to a limited extent, or may be recurring from time to time, but have not historically resulted in, and may not necessarily result in, a material adverse effect. However, there can be no assurance that any such risks will not worsen, recur more frequently, or result in material adverse effects in the future.

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
To satisfy or refinance existing obligations, support the development of our business, adapt to changing business conditions or carry out our growth strategy through acquisitions, we may require additional cash resources. If our existing resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain other borrowings, and we cannot be certain that such additional financing would be available on terms acceptable to us or at all. For example, our strategy to develop a telecommunications business and the AI data center that we are considering to develop will require significant financing which will require us to raise significant capital. Any financing arrangements we may pursue or assume may require us to grant certain rights, take certain actions or agree to certain restrictions that could negatively impact our business, financial condition, and results of operations.

Any difficulty in obtaining the required capital may prevent us from being able to execute our plans and strategy, at all or with considerable delay. In addition, any other business we may acquire or in which we may make an investment may require additional financing and may seek to raise debt or equity financing.

In the event that we or one or more of our subsidiaries requires capital, we may seek to address such needs by (i) utilizing cash on hand, (ii) issuing equity in the form of shares or convertible instruments, (iii) raising debt financing at the holding company level, (iv) using funds received from distributions from our subsidiaries, (v) selling part or all of our interest in any of our subsidiaries and using the proceeds from such sales, or (vi) providing guarantees or pledging collateral in support of the debt of our subsidiaries.

The sale of additional equity securities could result in dilution to our stockholders and adversely impact the price of our stock, and any such equity financing could be at prices that are lower than current or then-current trading prices. Additional indebtedness would result in increased debt service costs and obligations and could impose operating and financial covenants that would further restrict our operations, and any such debt financing may also not be on favorable terms, may impose restrictive covenants that limit how we manage our business and investments, and may limit our ability to pay dividends or make other distributions to shareholders. See also "If we or our controlling shareholder, Timur Turlov, sold, or there is a perception that we or Timur Turlov may sell, large amounts of shares of our common stock, this could cause the market price of our common shares to decline" below.

We may also seek to sell assets to fund our investments or meet our obligations, and our ability to sell assets may be limited. Any such asset sales may not be at attractive prices, particularly if such sales must be made quickly.

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
Each of Freedom KZ, Freedom EU, Freedom Global and Freedom Bank KZ currently holds long-term issuer credit rating of "В+" and short-term issuer credit rating of "В" from S&P Global Ratings with positive outlook. On the Kazakhstan national scale, Freedom KZ and Freedom Bank KZ hold long-term issuer credit rating of " kzBBВ+". FRHC holds long-term issuer credit rating of "B-" with stable outlook. On March 17, 2026, Freedom Bank KZ was assigned Ba3 local and foreign currency deposit ratings from Moody’s Ratings agency.

As of the date of this report, Freedom Life has long-term issuer credit and financial strength ratings of "BB+" with a "stable" outlook and a "kzAA" long-term issuer credit rating on the Kazakhstan national scale from S&P Global Ratings. Freedom Insurance has "BB-" long-term issuer credit and financial strength ratings with a "stable" outlook and a "kzA-" Kazakhstan national scale rating from S&P Global Ratings.

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
We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. As of March 31, 2026, our assets included $2.3 billion in trading securities, of approximately 33.9% of which consisted of corporate debt securities and approximately 57.2% of non-U.S. sovereign debt securities. We have relied on leverage, including by entering into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions, to increase the size of our proprietary securities portfolio. As a result, we face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. Such pressures may include or be exacerbated by the Russia-Ukraine conflict, the war involving Iran, recent tariff increases and trade tensions. As a result, we may suffer losses from our investment activities. Our proprietary portfolio is concentrated in sovereign debt instruments outside the U.S. and debt of a number of companies. As of March 31, 2026, 92% of sovereign bonds we hold have been issued by the Republic of Kazakhstan, while the remaining sit across Central Asian and European countries. Our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face the risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.

Substantially all of our investing and market-making positions are marked-to-market on a daily basis, and declines in asset values directly impact our earnings. Although we may take measures to manage market risk, such as employing position limits, hedging and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. Our investing and market-making strategies may not be effective or profitable. For example, an increase in interest rates, a general decline in debt or equity markets, an inability to properly and cost effectively hedge our positions, economic slowdowns, including as a consequence of global trade policies and tariffs, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to entities or investments of the type in which we invest or for which we make markets, or other world events, such as wars, including the Russia-Ukraine conflict and the war involving Iran, natural disasters or the outbreak of a pandemic, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on our investments.
We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.
As part of our investment activities, both as an intermediary between borrowers and lenders and on a proprietary basis (i.e., when acting for our own account), we raise funds through repurchase transactions on the KASE. Our short-term financing is primarily obtained through securities repurchase arrangements. As of March 31, 2026, $1.0 billion, or 44%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
Depending on the reliability of the instrument used to secure the repurchase transaction, the KASE has established the size of the discount for securities. The discount is a decreasing coefficient that sets the maximum borrowing amount for repurchase transactions in relation to each individual instrument. In the event of changes in the terms of the discount, we may incur financial losses associated with the need to sell securities to cover liquidity at a cost disadvantageous to us, or due to the need to borrow necessary funds at higher rates.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is designed to identify, assess, and mitigate risks across our operations, including credit, market, liquidity, operational, IT, information security, data protection, AI, legal, regulatory, reputational and ESG risks. Our risk management framework may not be effective, for example due to unforeseen circumstances or misjudgments. If our framework fails to address a particular risk effectively, we could face losses that would negatively impact our business, financial condition, and results of operations. Regulatory bodies in the jurisdictions where we operate might also impose adverse consequences.

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

In addition to the importance of CEO Mr. Turlov and other executive management in our continued growth and success, we are dependent, in part, on our continued ability to hire, adequately train and retain skilled employees. The pool of experienced and qualified employee candidates is limited in some of the geographical areas where we conduct business, and competition for skilled employees can be significant. Additionally, we rely on experienced managerial, marketing and support personnel to effectively manage and operate our business. If we do not succeed in engaging and retaining skilled employees and other personnel or if we experience a loss of such personnel, we may be unable to meet our objectives and, as a result, our business may suffer.
Extraordinary events beyond our control could negatively impact our business.
Our business and operations could be seriously disrupted and our reputation could be harmed, by events or contributing factors that are wholly or partially beyond our control. The occurrence of such extraordinary events, including the emergence of pandemics or other widespread health emergency, such as in the case of Covid-19 (or concerns over the possibility of such an emergency); persistent or recurring endemics; trade policies and tariffs and their impact on global markets and currency exchange rates; political discord and civil unrest; terrorist attacks; cyber-attacks; war and armed conflict (including the ongoing Russia-Ukraine conflict, war involving Iran, and other regional conflicts); extreme weather events or other natural disasters; failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data; power, telecommunications or internet outages; or shutdowns of mass transit, could create, and in the cases of civil unrest in Kazakhstan in January 2022, have created, and may continue to create, economic, governmental and financial disruptions, and could lead to operational difficulties (including shutdowns of our offices, quarantine, shelter in place and travel limitations) that could impair our ability to operate our business.
Our financial results are impacted by changes in interest rates.
Fluctuations in interest rates can impact our earnings. Declines in interest rates can have a detrimental effect on the interest we earn. An increase in interest rates could negatively impact us if we hold securities that have an inverse relationship with interest rates or where market conditions or the competitive environment induce us to raise our interest rates or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets.

For example, since January 2022 the NBK base rates have ranged from 10.25% to as high as 18% in March 2026, including as a result of increases in inflation in this period. The current market situation in Kazakhstan, the budget deficit, and the deteriorating global economic situation, including higher inflation rates resulted from oil shortages, may lead to a continuation of the trend towards a rate hike, which may negatively impact the value of our Kazakhstan interest-sensitive assets and increase our borrowing and funding costs, all of which may materially and adversely affect our business, financial condition, and results of operations.
We are exposed to foreign currency fluctuation risks.
Because our business is conducted in multiple countries, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include Kazakhstan tenge, Euro, Uzbekistani sum, Kyrgyzstani som, Azerbaijan manat, Armenian dram, British pound sterling and United Arab Emirates dirham. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.

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

Our ability to succeed and remain competitive depends in part on adequately securing, maintaining, protecting, enforcing, and defending our intellectual property rights and proprietary technology. In addition to registration of our trademarks and other intellectual property in various jurisdictions, we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete arrangements with our employees, to protect our proprietary rights. We also utilize a third-party IP protection service that is tasked with continuously monitoring our trademarks for unauthorized use on the Internet. However, the measures we implement to safeguard these rights may not be adequate to fully prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property, or from improperly disclosing or using our trade secrets and other confidential information. We make strategic decisions regarding when to pursue trademark or copyright registration or initiate other intellectual property protections, and when to rely on trade secret safeguard measures, but these decisions may ultimately prove incorrect and such protections may prove insufficient. Additionally, we cannot protect our intellectual property if we are unable to detect unauthorized use or infringement. See also "Intellectual Property" in Part I Item 1 "Business" of this annual report.

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

Preventing any unauthorized use of our intellectual property and proprietary information is difficult and costly and the measures we take may be inadequate to prevent the misappropriation, infringement, or other violations of our intellectual property and proprietary information. In some cases, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. Further, our efforts to enforce our intellectual property rights may face defenses and counterclaims attacking the validity and enforceability of our intellectual property rights, and if such countermeasures are successful, we could lose valuable intellectual property rights. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Risks Related to the Global Political, Regulatory and Economic Environment
Our business and operations may be materially adversely affected by the ongoing Russia-Ukraine conflict, the war involving Iran and corresponding political and economic instability in the Middle East.

Historically, a large portion of our brokerage business was attributable to securities trading by individuals and qualifying institutions in Russia. Although we divested all of our Russian subsidiaries in February 2023 and are continuing to actively seek to diversify our customer portfolio to decrease the share of our customers located in Russia, the brokerage and banking customers of our non-U.S. subsidiaries continue to include non-sanctioned Russian persons. As a result, we continue to have limited exposure to Russia, which poses continuing challenges for our business, financial condition, and results of operations.

Although neither we nor any of the companies in the Group are the subject of any sanctions imposed by the United States, the European Union or the United Kingdom, and we have divested our Russian subsidiaries, the effects of the Russia-Ukraine conflict could adversely impact our business. For example, given Kazakhstan's extensive historical business ties with Russia, we are exposed to the risk that secondary sanctions could be imposed on participants in the financial sector in Kazakhstan. There is a similar risk that existing international sanctions (and countersanctions measures that limit the ability of Russian persons to engage in securities activities in certain securities) may be expanded in a manner that curtails our ability to provide brokerage services to such customers. The effects of the Russia-Ukraine conflict could also limit our ability to, or make it difficult for us to, enter into agreements with certain counterparties. The materialization of any of the foregoing factors could have a material adverse effect on our business, financial condition, and results of operations.

The conflict involving Iran that started in February 2026, together with escalating political and economic instability across the Middle East, has created, and may continue to create, significant uncertainty in global financial markets and supply chains and has contributed to increased volatility in commodity prices and capital markets. We recently obtained a brokerage license in the United Arab Emirates and are in the process of developing our presence in the region, which increases our exposure to geopolitical, regulatory and economic developments in the Middle East. In particular, disruptions to critical transit routes, including the Strait of Hormuz, through which a substantial portion of the world’s oil supply is transported, could materially constrain global oil exports and result in significant increases in crude oil prices, which can impact financial markets. Sustained increases in energy prices could contribute to heightened inflationary pressures globally by increasing transportation, manufacturing, and input costs, which may, in turn, lead to higher prices for commodities and consumer goods. In response to such inflationary pressures, central banks in the markets where we operate or have plans to operate may further tighten monetary policy, including by increasing base benchmark interest rates or maintaining elevated rates for extended periods. Such actions could reduce economic activity, increase borrowing costs, decrease liquidity in financial markets, and contribute to increased volatility across asset classes and may adversely affect capital flows, particularly in emerging markets. In addition, the conflict may result in the expansion of sanctions regimes, export controls or other regulatory measures, or increased compliance risks, which could affect our counterparties, customers or operations.

These developments could adversely affect investor confidence, trading volumes, and the valuation of financial assets, and could also impair the ability of market participants to access capital on favorable terms, or at all. They may also reduce client activity levels and demand for our services. As a result, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Sanctions imposed by Ukraine on our Chief Executive Officer and our former Ukrainian subsidiary could have a material adverse effect on us.

On October 19, 2022, our CEO Mr Timur Turlov, our former Ukrainian subsidiary Freedom UA (which has been deconsolidated from our financial statements starting from the first quarter of fiscal 2024 due to the uncertainty of our ability to control it) and our two former Russian subsidiaries (which have since been divested) were included on the National Security and Defense Council of Ukraine sanctions list, which included at that time more than 2,500 companies and individuals. In connection with these sanctions, the operations of our former Ukrainian subsidiary were suspended. We believe that the inclusion of Mr. Turlov and these subsidiaries on the list was due to perceived connections with Russia. While we believe the inclusion of Mr. Turlov and our former Ukrainian subsidiary on the list is not justified, there can be no assurance as to when they will be removed from the list, if at all. While our former Ukrainian subsidiary is not material in the context of our overall Group, the inclusion of Mr. Turlov and our former Ukrainian subsidiary on this list could materially adversely affect our existing or potential relationships with counterparties and regulators in other jurisdictions and as a result could restrict our ability to conduct our business and carry out our business strategy. In addition, because we have a significant number of Ukrainian brokerage customers that are served by our non-Ukrainian subsidiaries, the existing sanctions imposed by Ukraine or any expansion of such sanctions could adversely affect our brokerage business.

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
Because FRHC is a U.S. incorporated holding company that operates through its subsidiaries, we are obliged to comply with Ukraine-Russia conflict-related sanctions imposed by the United States, but those sanctions do not apply to the fully independent activities of our non-U.S. subsidiaries where there is no U.S. nexus. If, however, it was determined that FRHC facilitated activities of its subsidiaries that are prohibited under U.S. sanctions, FRHC could be subject to civil or criminal penalties under OFAC regulations. In addition, non-U.S. companies that cause U.S. companies to violate OFAC regulations may be subject to enforcement action and thereby the imposition of civil or criminal penalties. The risk of noncompliance may arise in connection with international transactions conducted in U.S. dollars, transfers to or from U.S. bank accounts, or dealings with U.S. broker-dealers.
We maintain omnibus brokerage accounts for several institutional customers. The order flow from these accounts represents transactions of customers of the relevant institutions, which are executed by the relevant institutions through their omnibus accounts with us. While we have agreements with such customers in which they have agreed to comply with sanctions laws, and to grant us access to their customer records for purposes of compliance monitoring upon our request, we do not have direct access to such institutional customers' own customer check systems. While, based on the procedures we have performed, we believe that the beneficial owners who are the beneficiaries of trades being carried out through such omnibus accounts are not sanctioned persons, because we do not have such direct access we cannot provide assurance that this is the case.
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
We have received inquiries from OFAC regarding transactions involving sanctioned individuals, including the use of certain clearing arrangements. We have responded to these inquiries and continue to cooperate with OFAC.

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

We are monitoring closely the developing sanctions environment, and utilizing dedicated corporate governance structures and in-house and outside advisors as and when required in an effort to ensure our continued compliance. However, we cannot assure that we can remain in compliance with all sanctions.
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
•increased levels of corruption in certain countries;
•economic volatility and sustained economic downturns;
•restrictive changes in securities brokerage, financial services and banking laws;
•differing and sometimes conflicting legal and regulatory regimes;
•unpredictable, uncertain and potentially adverse changes to tax regimes;

•difficulties in developing, staffing, and simultaneously managing a number of international operations;
•risks related to government regulation and enforcement;
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
Shocks and fluctuations to the global economy may adversely impact Kazakhstan and the other emerging market countries in which we operate. We estimate that, for fiscal 2026, approximately 84% of our total revenue and most of our total net income was attributable to our operations in Kazakhstan, and as of March 31, 2026, approximately 63% of our total assets were attributable to our operations in Kazakhstan. The economic resilience of Kazakhstan has been tested by global financial shifts and political events, impacting its growth trajectory. The economy's growth rates have been inconsistent, influenced by external challenges such as reduced oil production and supply chain disruptions, partly from the ongoing Russia-Ukraine conflict. Kazakhstan's heavy reliance on its oil and gas sector, despite diversification efforts, underscores the economy's vulnerability. The Caspian Pipeline Consortium ("CPC") is the main oil export route (for at least two thirds of total oil exports), which runs from fields in the west of the country to a terminal near the Russian port of Novorossiysk. Even though Kazakhstan has been undertaking efforts to diversify its oil export routes through the Transcaspian International Transport Route (TITR), the CPC will continue to play a major role in the transportation of Kazakhstan's oil leaving its export network exposed to vulnerabilities amid rising regional tensions. In November 2025, the CPC terminal infrastructure was attacked by unmanned floating devices damaging one of its single-point mooring units. Oil loading operations were suspended for a few days due to the damage mitigation and restoration works. The Russia-Ukraine conflict may continue causing similar incidents to the Russian port and oil transportation infrastructure that could lead to a decrease of oil exports for Kazakhstan, as seen in relation to the attack in November 2025 on CPC's single-point mooring unit at the Novorossiysk sea port.
Changes in both the global and domestic environment have historically resulted in, among other things, lower liquidity levels across the banking sector, tighter credit conditions for Kazakhstan companies generally, fluctuating global demand for, and instability in, the price of crude oil and other commodities, and volatility in the value of the tenge. For example, since the beginning of fiscal year 2024 until October 2025, the tenge depreciated relative to the U.S. dollar by 21.6%, before partially recovering, resulting in an overall depreciation of approximately 6.6% during the three fiscal years ended March 31, 2026.

Kazakhstan and other countries remain vulnerable to external shocks and the economic performance of their trading partners. A significant decline in economic growth in the EU or in any of a country's other major trading partners, including Russia (whether or not resulting from international sanctions), could have a material adverse effect on such country's balance of trade and adversely affect its economic growth. In addition, enacting or raising tariffs on certain U.S. trading partners by the U.S. administration, have led or are anticipated to lead to policy changes, which may have a detrimental effect on markets, broader business environment and our operations. In July 2025, the Trump administration imposed increased tariffs on a number of countries, including a 25% tariff on all exports from Kazakhstan to the United States, which, following litigation and revisions, was reduced to a 15% tariff regime. There could be additional significant changes in tariff or trade policies that could materially impact our customers in Kazakhstan and conversely our business operations. Also, escalation of tensions between the U.S. and China, including tariff increases, could lead to further U.S. measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of counter tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury bonds.

The war involving Iran, which unfolded in February 2026, has contributed to volatility in global energy markets, including constraints on oil supply and increases in oil prices. Further escalation, including potential disruptions to critical transportation routes, such as the Strait of Hormuz, could exacerbate pressures on the global economy, including by contributing to inflationary trends and broader economic instability.

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

Continuing inflation has led to higher prices for goods and services, which could increase the cost of delivering our services, weaken our competitive position, or reduce consumers’ purchasing power. Specifically, most of our operations and expenditures are based in Kazakhstan, where expenses are largely denominated in Kazakhstan tenge. As a result, inflation in Kazakhstan significantly affects our cost structure. Due to various factors, including geopolitical issues, the country is currently experiencing elevated inflation, which has driven up business costs, including for supplies and labor. These inflationary challenges, which may be intensified by geopolitical conflicts or shifts in global economic policy, could be expected to persist for an uncertain duration. According to the National Statistics Bureau of the Kazakhstan Agency for Strategic Planning and Reforms, annual consumer inflation was 9.1% in March 2024, 10% in March 2025, and 11% in March 2026. A prolonged period of inflation, especially when paired with high interest rates, may destabilize markets, spark new financial crises, reduce loan activity, increase default rates, weaken consumer spending and investment activities, and damage consumer confidence, all of which could negatively impact our business, financial condition, results of operations and cash flows.

Risks Related to Legal and Regulatory Matters
We are subject to extensive regulation, and the failure to comply with laws and regulations could subject us to monetary penalties or regulatory sanctions.
Our business is subject to extensive government regulation, licensing and oversight in multiple jurisdictions, including provisions which apply on a cross-border basis. Laws, regulations and rules or other obligations to which we are subject include those concerning securities brokerage, retail and commercial banking, insurance services, payment services, securities trading, underwriting and market-making, granting of credit, deposit taking, margin lending, foreign currency exchange, IT, information security, data and AI protection, cross-border and domestic money transmission, fraud detection, antitrust and competition, consumer protection, U.S. and non-U.S. sanctions regimes, anti-money laundering and counter-terrorist financing. See "Non-compliance with U.S., EU, UK or other sanctions programs could adversely impact our company." above and "Our measures to prevent money laundering, terrorist financing violations may not be completely effective." below.

As we introduce new products and services and expand existing product and service offerings we may become subject to additional regulations, restrictions, licensing requirements, reporting and related regulatory oversight. This may include requirements relating to data localization, cross-border data transfers, local hosting, cryptographic controls and governance, remote access to data, and the storage, processing, and protection of personal, financial, transactional, telecommunications and other regulated information. Such requirements may apply differently across jurisdictions and business lines and may restrict our ability to centralize data processing, use shared services, rely on regional or global cloud infrastructure, or transfer data among affiliates, counterparties and third-party service providers.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. Many of the requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. New regulations may result in enhanced standards of duty on our subsidiaries in their dealings with their customers. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Compliance with the extensive regulations applicable to us is also associated with auditing, accounting, legal, tax consulting fees and other expenses. Compliance with cryptographic requirements, data localization and transfer restrictions may also require us to establish local infrastructure, redesign systems, segregate data environments, revise contracts with vendors and business partners, implement additional governance and technical controls, or delay product launches and system integrations, any of which may increase our operating costs and reduce the efficiencies of our digital fintech ecosystem and centralized technology strategy.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. Notwithstanding these measures, it is possible that our employees, contractors, and agents could breach such laws and regulations. In addition, our data handling, storage, hosting, transfer or access arrangements may be challenged by regulators or counterparties, including where rules are unclear, change rapidly, or are interpreted differently across jurisdictions. We may be subject to legal claims from our customers and counterparties, as well as regulatory actions brought against us by the regulators, self-regulatory agencies and supervisory authorities that oversee and regulate the industries in which we operate.

From time to time, we have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We are subject to regulation from numerous regulators, which include the NBK, the AFSA, the ARDFM, CySEC and the SEC. We have received, and are likely to continue to receive, various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. As previously disclosed, since 2021, the Company and certain officers and directors have received subpoenas for documents and testimony from the SEC. The requested information relates to a number of topics related to an investigation, including settlement practices and relationships with certain institutional market maker customers of certain of our non-U.S. broker-dealer subsidiaries, and has included our accounting practices related to internalized trades, disclosures and internal controls (the "Investigation"). In the context of certain of those requests, on March 11, 2026, the Company and the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov received Wells Notice (the "Wells Notice") from the SEC staff in connection with the Investigation. The Wells Notice states that the SEC staff has made a "preliminary determination" to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The issuance of a Wells Notice may or may not result in such actions or proceedings, and in some cases where a Wells Notice has been issued the matter may be settled or dismissed. The Company and Mr. Turlov have challenged the SEC’s “preliminary determination.” We face risks and uncertainties in connection with the Investigation, including a civil enforcement action or administrative proceeding brought by the SEC or other resolution, including settlement, which could result in the imposition of monetary and non-monetary relief against the Company and/or Mr. Turlov, and the matter could result in additional legal and other professional expenses, and could adversely affect the Company’s business, financial condition, results of operations, reputation and cash flows.

If we are found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against us that may result in administrative or other restrictive measures, censure, fine, civil or criminal penalties. In the case of noncompliance with applicable data localization or transfer restrictions, we could also face suspension of data transfers, orders to localize data or infrastructure, restrictions on the use or rollout of products and services, service blocking, customer remediation obligations, contractual disputes, loss of customers or commercial relationships, or loss of contracts. For example, on February 13, 2023, following an elective audit of Freedom Bank KZ commenced by the ARDFM in June 2022, the ARDFM issued an order providing that Freedom Bank KZ violated a number of banking laws and regulations. In connection with such order, Freedom Bank KZ developed and implemented a remediation plan, the completion of which was confirmed on April 10, 2024. We could also experience negative publicity and reputational damage as a result of future lawsuits, claims or regulatory actions. Any of the foregoing could, individually or in the aggregate, adversely affect our business, financial condition, results of operations and cash flows.

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
We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. Failure to comply with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, applicable securities or other laws could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities, and related penalties, fines and litigation. These laws, as well as the listing standards of Nasdaq, impose certain compliance requirements, costs and obligations on listed companies. This requires a significant commitment of resources and management oversight. The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees, registrar and transfer agent fees and listing fees, as well as other expenses.
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
Our revenue and profitability could be affected by changes to rules and regulations that impact the business and financial sectors generally, including changes to the laws governing foreign ownership, electronic commerce, customer privacy and security of customer data and use of AI. In addition, changes to laws, rules and regulations or changes in the enforcement of existing laws, rules or regulations, could:
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

Anti-money-laundering ("AML") regulations that are in place in Kazakhstan, the EU, the U.S. and other jurisdictions in which we operate. Minimum standards and duties according to the anti-money laundering legislation in Kazakhstan, Cyprus, the EU, the U.S. and other jurisdictions where we operate include customer identification, analysis of the customer's economic profile, record keeping, suspicious activity reporting, employee training, an audit function and designation of a compliance officer. Suspicious transactions must be reported on a daily basis to the relevant authorities. We are subject to applicable anti-money-laundering and anti-terrorist-financing laws and regulations. Our anti-money-laundering measures are based on relevant legislation. For example, Kazakhstan is a member of the Eurasian Group (an Associate Member of the FATF) and has enacted laws and regulations to combat money laundering, terrorist financing and other financial crimes. We have procedures and documents aimed at preventing money laundering and financing of terrorist activities, including a general anti-money-laundering policy, employee training, the designation of a compliance officer, internal control procedures that include a refusal policy whereby we may refuse to conduct business with suspicious entities or individuals and rules on counteracting money laundering and financing of individuals and legal entities engaged in terrorist activities. In the case of suspicious transactions, internal suspicion reports (ISRs) are submitted to the local compliance departments for initial internal investigation. In the case of confirmed suspicious transactions, such transactions are reported immediately to the relevant local financial intelligence unit (FIU). We seek to fully comply with the reporting requirements under applicable legislation related to money laundering or terrorist financing. However, there can be no assurance that third parties will not attempt to use us as a conduit for money laundering or terrorist financing without our knowledge, nor that the measures described above will be completely effective. Any breaches of the anti-money laundering laws and regulations by us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Many aspects of our business involve substantial risks of liability. In our underwriting business, we are exposed to substantial potential liability under U.S. federal, state and non-U.S. securities laws, other U.S. federal and state and non-U.S. laws, and court decisions, including decisions with respect to market manipulation or underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Our underwriting activities which are primarily in Kazakhstan will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to bear losses or contribute to an adverse judgment or settlement of a securities lawsuit.
We are subject to risks related to litigation, arbitration and regulatory actions.
We are subject to legal claims from our customers and counterparties, employment-related claims and other claims as well as regulatory actions. We could experience negative publicity and reputational damage as a result of lawsuits or arbitration claims or regulatory actions, in addition to potential significant costs incurred to defend ourselves or settle claims, actions or judgments. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
These communications and transactions are accomplished primarily through electronic information technology systems that are comprised of a wide array of computer systems, software, server and network hardware, internet connectivity, encryption protocols, related trust services and underlying infrastructure that enable them to function.

The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly, become disabled, or otherwise become unavailable, as a result of events that are wholly or partially beyond our control. Events causing failures of our systems may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including an infectious disease outbreak or pandemic, social unrest such as occurred in Kazakhstan in January 2022, armed conflict such as the Russia-Ukraine conflict, ransomware and data extortion threats or cyber-attacks. For example, during the transition from the calendar year 2022 to the calendar year 2023, Freedom Bank KZ experienced a technical failure in processing transactions on its MultiInvest cards, as a result of which it incurred losses of approximately $3 million. After the error was identified, measures were taken to rectify the issue and provide for timely synchronization of the balances going forward.
In particular, our Tradernet electronic trading platform is proprietary technology that plays a key role in both our customers' use of our services and for other important aspects of our business. Errors, failures, delays, interruptions, disruptions, vulnerabilities, bugs, incompatibility, obsolescence, or similar issues with Tradernet, or the software or systems upon which Tradernet relies for its functionality, however caused, could result in business disruptions, financial loss, reputational damage, and other adverse impacts on our business, financial condition, and results of operations.
Other businesses we currently operate, or that we will establish in the future pursuant to our digital fintech ecosystem strategy, will also be highly dependent on the proper functioning of IT systems and related technology. For example, despite preventative measures taken, a successful ransomware attack could immediately encrypt and disable our core system rendering them unavailable to our employees and customers.

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
Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. In particular, our ability to operate our business, and specifically our electronic trading platform, Tradernet, depends on our ability to protect the computer systems, networks and databases that we operate and use from unauthorized intrusions of third parties, including cyber-attacks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, ransomware or other malicious code, social engineering, employee error, weak cryptographic controls and governance, and cyber-attacks and other evolving cybersecurity threats. We are increasingly exposed to emerging threats such as synthetic identities, deepfakes, automated social engineering, adversarial AI, and other identity-based attacks designed to bypass verification, defeat authentication, manipulate approvals, or gain unauthorized access that may be difficult to detect using traditional controls.

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

We have previously experienced cybersecurity incidents which breached our information systems, but these were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. There is an increased likelihood that escalation of tensions from the Russia-Ukraine conflict could result in cyber-attacks that could either directly or indirectly impact our operations. Although our subsidiaries have implemented cybersecurity controls for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers' and employees' data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by attacks or malware and this degrades our services, our products and services may be perceived as being vulnerable to cybersecurity risk and the integrity of our systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we might incur reputational damage, litigation exposure, regulatory fines, penalties, extortion-related losses, reimbursement or other compensatory costs.
In addition, if pandemics or similar outbreaks or other events occur in the future that requires us to move a significant portion of our workforce to working remotely, this could result in increased overall IT, information security, data protection and AI risks associated with widespread remote work, as remote working environments may be less secure and more susceptible to IT and information security threats.
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
Because we have employees in a number of locations across Central Asia, Europe, the U.K., the Middle East, and the U.S., all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
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
In particular, funds invested by our customers which are transmitted by us to securities broker-dealer and clearing firms or funds from the sale of securities which are transmitted from securities broker-dealer and clearing firms back to us through international banking electronic transfers can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with securities broker-dealer and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See "We are dependent upon our relationships with third party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally." above.
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
Use of third-party systems and vendors creates additional potential vulnerabilities. These third parties may have weaker cybersecurity practices than our own. A cyber-attack, data breach, or system failure originating within a third-party system could disrupt our operations, compromise sensitive data, or damage our reputation.
To remain competitive, we must keep pace with rapid technological change.
The global securities industry is characterized by rapidly changing technology, shifting industry standards and evolving trading systems, practices and techniques. Our customers' needs and demands fluctuate with these changes. We are focused on anticipating and developing technologies to meet the constantly changing demands of the market through ongoing enhancement of our products, services and platforms. We also develop new products using our technologies and infrastructure. If our platforms and systems do not operate properly, are slow to market, provide customers with a poor user experience, or are non-competitive with the offering of our competitors, we could experience a loss in business that could reduce our earnings or cause a loss of revenue.
In particular, our Tradernet electronic trading platform is proprietary technology that has taken substantial resources and time to build and requires continued development to remain competitive with other trading platforms. Adoption or development of superior platforms or technologies by our competitors may require us to devote substantial resources to the further development of Tradernet, or other platforms, to remain competitive. Our future success will depend in part on our ability to develop, adapt or acquire up-to-date technology that meets ever evolving industry standards. We may not always be correct or timely in our assessment of how technological changes may impact our business. If we are unable to develop, adapt to, access or acquire technology that meets or exceeds industry standards on a timely and cost-effective basis, then it could materially and adversely impact our business, financial condition, results of operations and cash flows.
For example, in Kazakhstan we have developed an online-based platform that integrates Kazakhstan government databases with our services, making our service offerings faster and more convenient than services without such integration. We do not control the relevant government databases and cannot guarantee that we will always have access to such databases or proper functionality with such databases. For us to expand this type of integrated product outside of Kazakhstan, we would be reliant on similar databases being available and able to be integrated with our systems in the jurisdictions to which we expand, the availability of which will likely vary greatly among jurisdictions.

As we introduce or expand new digital offerings and advanced technologies such as AI-driven services, internet of things ('IoT') applications, and next-generation identity solutions there is an increased risk of rolling out platforms before fully understanding their potential vulnerabilities or correctly interpreting regulatory requirements. Rapid deployments may create new avenues for malicious attacks or identity-based threats, where attackers could impersonate users, disrupt services, or commit fraud. A successful infiltration could compromise our technology, integrity and confidentiality of our data and expose us to regulatory scrutiny, liability, and damage to our reputation.

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

Other businesses we currently operate, or that we will establish or acquire in the future pursuant to our digital fintech ecosystem strategy, are also subject to rapid technological change.
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

We are currently evaluating and experimenting with machine learning and AI technologies to enhance our products and processes in certain circumstances, such as improving the efficiency of our compliance checks or adding an AI assistant to our Freedom Business app. Our efforts in researching, developing and implementing these technologies are ongoing. As with many emerging technologies, AI poses a variety of risks and challenges that could negatively impact our business. If we are unable to keep pace with the rapidly evolving landscape of AI, particularly within the financial technology industry, our competitive position and business may be adversely affected.
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
We are consolidating our IT infrastructure and applications into centralized data centers and cloud services, combining bespoke and third-party software, infrastructure, and our superapp platforms, such as Freedom SuperApp, Freedom Business, Freedom Banker, Freedom Broker and Tradernet. This approach allows us to utilize the advantages of economies of scale, uniform security controls and more efficient management, and reduces our reliance on the number of third-party IT service providers. While centralized IT infrastructure may reduce our probability of incidents of IT disruptions through service disruptions or cyber-attacks risks, it increases our exposure to larger scale service disruptions and cyber-attack incidents. If a key infrastructure or cloud provider experiences an outage, faces a security breach, or substantially raises costs, our operations could be disrupted, impacting both customer-facing services and internal processes. Moreover, a single malfunction or vulnerability in consolidated systems may impact multiple businesses simultaneously. Any resulting operational downtime, data compromise, data integrity violation, or reputational damage could be magnified by the reliance on a centralized IT system, attracting scrutiny from regulators in the relevant jurisdictions and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

The Convention on Mutual Administrative Assistance in Tax Matters developed by the Council of Europe and the OECD in 1988 and amended by Protocol in 2010 has now been signed by 141 jurisdictions (including Kazakhstan, Armenia and Cyprus). This convention requires competent authorities of jurisdictions-signatories to participate in the exchange of information that is foreseeably relevant for the administration or enforcement of their domestic laws concerning taxes. In 2018, Kazakhstan joined the Standard for Automatic Exchange of Financial Account Information (Common Reporting Standard) (the "CRS"). The CRS calls on jurisdictions to obtain information from their financial institutions and automatically exchange that information with other jurisdictions on an annual basis.

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

OECD Inclusive Framework agreement on Pillar Two may affect our business.

The OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting has developed a global minimum tax framework referred to as Pillar Two. Pillar Two generally applies to multinational enterprise groups with annual consolidated revenue of at least EUR 750 million in at least two of the four preceding fiscal years and is intended to impose a 15% minimum effective tax rate on a jurisdictional basis. Its principal mechanisms include the Income Inclusion Rule (“IIR”), the Undertaxed Profits Rule (“UTPR”), and the Qualified Domestic Minimum Top-up Tax (“QDMTT”).

On January 5, 2026, the OECD released the Side-by-Side (“SbS”) package, which provides relief from the Pillar Two IIR and UTPR for multinational groups whose ultimate parent entity is located in a jurisdiction with a Qualified SbS Regime, for fiscal years beginning on or after January 1, 2026. OECD guidance issued in January 2026 identifies the United States as an Eligible SbS Regime jurisdiction. Because FRHC, our ultimate parent entity, is located in the United States, we expect the Group to qualify for this relief for those fiscal years. Accordingly, we do not expect low-taxed income in the jurisdictions where we operate to be subject to additional top-up tax under the IIR or allocated under the UTPR in other jurisdictions for those years. The SbS safe harbour does not apply to QDMTTs, and we may continue to be subject to domestic minimum top-up taxes in jurisdictions that have enacted such rules.

Notwithstanding this expected relief, Pillar Two compliance remains complex and may require substantial data collection, calculations and judgment. The OECD has issued administrative guidance and simplification measures, including safe harbors, but variations in implementation and administration across jurisdictions may continue to create compliance burdens and tax risk. In addition, for fiscal years beginning before January 1, 2026, the Group may remain subject to the standard Pillar Two rule order, including potential UTPR exposure where applicable.

Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.

We are subject to a broad range of taxes and other compulsory payments, including, but not limited to, income taxes, VAT and social contributions. Tax laws and regulations in a number of jurisdictions in which we operate, particularly outside the United States, may be subject to frequent changes, differing and sometimes conflicting interpretations, and inconsistent or selective enforcement. These developments may affect our tax positions, increase our compliance burden and adversely affect our business, financial condition, results of operations and cash flows. For example, in Kazakhstan, a new Tax Code was signed on July 18, 2025, which could continue to affect our tax positions, compliance obligations and effective tax rate. See also "Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business." below. In addition, Cyprus enacted tax reform legislation effective January 1, 2026 that increased the corporate income tax rate from 12.5% to 15%, which could also affect our tax positions, effective tax rate and cash flows.

Transfer pricing legislation in certain jurisdictions where we operate may require pricing adjustments and impose additional tax liabilities.

Transfer pricing rules in certain jurisdictions where we operate require related-party transactions to be conducted on arm’s-length terms and may require taxpayers to maintain contemporaneous documentation to support their transfer pricing positions. Under the OECD’s three-tier transfer pricing documentation framework, this documentation may include a master file, local file and country-by-country report. Our intragroup transactions are supported by transfer pricing benchmark studies and related documentation intended to support the arm’s-length nature of such transactions.

Country-by-country reporting obligations may also apply to large multinational enterprise groups that exceed applicable revenue thresholds. As our applicable threshold was reached in fiscal 2024, we filed the relevant country-by-country report in the United States with our tax return.

Tax authorities in the jurisdictions where we operate may challenge the pricing of our controlled transactions, the methodologies we apply, the characterization of such transactions or the sufficiency of our supporting documentation. In certain cases, tax authorities may also seek to apply transfer pricing concepts through other tax provisions or anti-avoidance principles. Our subsidiaries in Kazakhstan, Armenia, the UAE, Cyprus and the United States could become subject to transfer pricing reviews or audits. Any such challenge could result in transfer pricing adjustments, additional taxes, interest, penalties or double taxation, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.

Kazakhstan's tax regime is subject to ongoing changes, resulting in uncertainties in the interpretation and application of its tax laws. For example, the Kazakhstan government has taken steps to promote investment in its financial markets, including providing a preferential tax regime within the AIFC established by the Constitutional Law of the Republic of Kazakhstan dated December 7, 2015 "On the Astana International Financial Center". Among other tax benefits, there is an exemption from corporate income tax on commission income earned by an AIFC participant from rendering defined financial services in the AIFC. It is currently unclear whether an AIFC participant is eligible for the tax benefits if, for example, it renders services online through employees working outside the AIFC. As a result of these uncertainties, the availability of these new tax exemptions to us remains unclear.

Another tax risk we face is associated with "corporate tax residency" in Kazakhstan. Notably, when an entity is recognized as a Kazakhstan tax resident it is obligated to register with the Kazakhstan tax authorities, calculate and pay Kazakhstan income tax on its worldwide income and comply with other tax-related rules established for Kazakhstan entities. There is uncertainty as to how these residency criteria will be treated and applied by the Kazakhstan tax authorities to us. There is also uncertainty regarding determination of the "beneficial owner" of income under Kazakhstan tax law, for purposes of double-tax treaties. In particular, to date, there are still no officially approved requirements for the documentation to be obtained from the recipient of income claiming beneficial owner status. In case one of our non-Kazakhstan subsidiaries is not able to provide evidence that it is a beneficial owner of the income which it receives from one of our Kazakhstan subsidiaries, benefits under a double tax treaty will not be applicable, as a result of which the Kazakhstan subsidiary would be required to withhold taxes from such payment at the rate provided by the Tax Code of Kazakhstan without any reductions or exemptions from taxation in Kazakhstan. This could lead to additional tax liabilities for our companies.

In addition, Kazakhstan introduced transitional tax provisions adopted in July 2025 with retroactive effect from January 1, 2025 to facilitate the gradual changes to the corporate income tax regime prior to the full enactment of the new Tax Code on January 1, 2026. These rules are applicable to calendar 2025 year only and address the corporate income tax treatment of specific types of financial and investment income, including income that was previously exempt from taxation. Specifically, the rules introduced a one-time (for year 2025 only) a 10% corporate income tax rate for certain categories of income, replacing prior exemptions for the following types of income: income derived from transactions with government-issued securities, short-term repo transactions, currency and interest rate swap operations, and short-term placements with the National Bank of the Republic of Kazakhstan. Apart of the above mentioned 10% taxation, these types of income are also included in the aggregate annual income for calculating the standard 20% corporate income tax (although, some of them subject to subsequent reductions or exemptions).

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
Risks Related to Our Corporate Structure and Internal Operations
As a diversified holding company with few operations of its own, we are reliant on the operations of our subsidiaries to fund its holding company operations.

Our operations are conducted primarily through our subsidiaries, and FRHC's ability to generate cash to fund its operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, including the risks discussed herein as applicable or the occurrence of such events to any such subsidiary, as well as financing arrangements of subsidiaries and regulatory requirements could limit or impair their ability to pay such distributions to FRHC. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable laws or regulations or under the terms of financing arrangements or are otherwise unable to provide funds to the extent of FRHC's needs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•the nominating and corporate governance committee and compensation committee have a written charter addressing such committees' purpose and responsibilities (such a charter is required for the audit committee); and
•an annual evaluation of the compensation committee be performed (an annual evaluation of the nominating and corporate governance committee and audit committee is required).
We currently utilize an exemption to allow Mr. Kairat Kelimbetov to sit on our nominating and corporate governance committee. The charters for each of our board committees provide for annual performance evaluations. Currently, we have a majority of independent directors on our board of directors.
Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.
The interests of our controlling shareholder may conflict with those of other shareholders.
Mr. Timur Turlov, our chief executive officer and chairman of our board, beneficially owns approximately 69% of our outstanding common stock. He currently has voting control of FRHC and can control the outcome of matters submitted to stockholders for approval. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board and his ability to control the election of our directors. Mr. Turlov also has interests in other companies, certain of which have conducted significant amounts of business with our company and have significantly contributed to our revenues. Such related party transactions give increase to a risk of the conclusion of transactions on terms less favorable than could be obtained in arm's length transactions. The interests of Mr. Turlov could conflict with those of other stockholders. Any such conflict could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Mr. Turlov is prohibited from membership on the audit committee of our board under the terms of such committee's charter. However, Nevada corporate law can be viewed as more protective of officers and directors than the corporate laws of other U.S. state jurisdictions, and it therefore may not provide the same level of redress as other U.S. state corporate laws.

If we or our controlling shareholder, Timur Turlov, sold, or there is a perception that we or Timur Turlov may sell, large amounts of shares of our common stock, this could cause the market price of our common shares to decline.

Timur Turlov, our chief executive officer and chairman of our board, beneficially owns approximately 69% of our outstanding common stock. Timur Turlov from time to time may commit to investing in significant business or other ventures, and as a result, be required to sell shares of our common stock in satisfaction of such commitments.

Sales of substantial amounts of our common shares in the public market, or the perception that these sales may occur, could cause the market price of our common shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Sales of common shares by us or our shareholders could have a material adverse effect on the trading price of our common shares.

Future issuances and sales of our common shares may have a negative impact on the market price of our common shares. In particular, sales of substantial amounts of our common shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares.

On April 9, 2026, we announced that we are considering an offering of our common stock in Kazakhstan. The offering, if we determine to proceed with such an offering, would be conducted outside the United States in reliance on Regulation S under the Securities Act of 1933. The shares offered in this offering will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Any such offering, or any other offering we may announce in the future, could result in the sale of a substantial number of our common shares.
Civil liability may be difficult or impossible to enforce against us.
Certain of our directors, substantially all of our officers, and our controlling shareholder reside outside the U.S., and a substantial portion of our assets are located outside the U.S. in jurisdictions that are not parties to treaties or other agreements with the U.S. for the mutual enforcement of U.S. court judgments. As a result, it may be difficult or impossible for investors to enforce judgments of U.S. courts against us or such persons.
For example, the Civil Procedure Code of Kazakhstan, effective January 1, 2016, provides that Kazakhstan courts should recognize and enforce foreign court judgments only if provided for by Kazakhstan law or an international treaty to which Kazakhstan is a party (or based on reciprocity). Kazakhstan is not a party to any multilateral or bilateral treaties with the U.S. (or most other western jurisdictions) for the mutual enforcement of court judgments, and, accordingly, there is a risk that a judgment obtained from a court in New York or other U.S. state would not be enforceable in Kazakhstan courts. Each of Kazakhstan and the U.S. are, however, parties to the 1958 New York Convention on Recognition and Enforcement of Arbitral Awards (the “Convention”), and, accordingly, an arbitral award under the Convention should generally be recognized and enforceable in Kazakhstan provided the conditions to enforcement set out in the Convention and applicable Kazakhstan laws are met. The Civil Procedure Code of Kazakhstan and the Kazakhstan Law "On Enforcement Proceedings and the Status of Bailiffs" establish the procedure for the enforcement of foreign arbitral awards.
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

In preparing our financial statements in connection with our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we previously identified material weaknesses in our internal control over financial reporting. Management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP. While we have remediated these material weaknesses as of March 31, 2024 by provision of training on U.S. GAAP and increasing the number of personnel and external consultants with experience and qualifications in financial reporting and control processes and implementing new or modified control measures, we cannot assure that these or other measures will prevent future material weaknesses from occurring.

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
•war involving Iran, together with escalating political and economic instability across the Middle East, including disruptions to critical transit routes, significant increases in crude oil prices and inflationary pressure;
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

During the first quarter of fiscal 2026, FRHC's common stock was included in the Russell 3000® Index. If our common stock does not continue to remain on the Russell 3000® Index and is removed because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.
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
If, in the future, we issue debt or equity securities that rank senior to our common stock, it is possible that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Thus, holders of our common stock bear the risk that future offerings might reduce the market price of our common stock and dilute the value of their stock holdings in FRHC.
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

Our overall cybersecurity risk management covers IT, information security, data protection and AI risk and its objective is to minimize the impacts of threat events that could lead to penetration, disruption or misuse of our information systems and to ensure compliance with applicable legal and contractual obligations. Our cybersecurity risk management improvement initiatives are informed by regulatory guidance, industry standards (such as ISO, NIST, CIS, FAIR and others), threat intelligence feeds, internal and external audits, external consultants, and insights from cybersecurity community. Some of our subsidiaries are certified under ISO 27001, an international information security management systems standard, or undergo regular Payment Card Industry Data Security Standard (PCI) and EU’s Digital Operational Resilience Act (DORA) audits. Experts from our Technology Leadership Centre, under the supervision of the Chief

Technology Officer, periodically review our cybersecurity risk management processes to address changing threats and conditions.
We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected threats. We have established processes and systems designed to mitigate technology risk, including our corporate IT control system, to work towards a consistent minimal level of cybersecurity across significant subsidiaries. We engage in periodic or regular monitoring and assessments of our technology key infrastructure and processes using internal staff and third-party specialists utilizing methods such as penetration testing, vulnerability scanning, code, configuration reviews. risk and security assessments. We assess and manage risks associated with external service providers and our supply chain, utilizing methods such as security assessments, SLAs and contractual clauses. Our audit procedures include testing of our controls to ensure reliability. The type, maturity, and formalization of controls in our subsidiaries is informed by the level of anticipated threats and their impacts associated with each organization.
We maintain an incident management process that provides a framework for responding to actual or potential cybersecurity incidents, engagement of third parties, including external incident response professionals, and timely reporting of incidents with a material or reasonably likely material impact to our Chief Technology Officer, Chief Financial Officer, who inform other senior management members and our board of directors as appropriate. The cybersecurity incident management process facilitates coordination across multiple areas of our organization.
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
Our overall cybersecurity risk management is overseen by the Risk Committee of our board of directors who assists our senior management and the board of directors with their overall risk management responsibilities. Audit or assurance procedures of Controlling Department, internal audit departments and other functions include testing of our controls. Our financial reporting department ensures financial performance reliability under U.S. regulatory requirements and provides an independent objective assurance to evaluate the effectiveness of our governance. The department is directly subordinate to the Audit Committee of our board of directors.
Notwithstanding our defensive measures and processes, the threats posed by IT failures and cyber-attacks are always present. The potential impact of risks from IT incidents, including whether such IT incidents may be associated with cybersecurity threats to the Company, is assessed on an ongoing basis.

Subject to limited exceptions, we generally do not maintain insurance policies to mitigate cybersecurity risks because such insurance may not be available or may be more expensive than the perceived benefit since any insurance that we may purchase may not cover all losses.

For further discussion of risks from cybersecurity threats, see the section captioned "Risks Related to Information
Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of this annual report.
ITEM 2. PROPERTIES

We lease and own a number of properties across our business segments: Brokerage, Banking, Insurance, and Other, through which we conduct our operations.

We currently lease office space for 222 retail, executive, administrative and operational facilities among other places in Kazakhstan, Cyprus, Uzbekistan, Azerbaijan, Armenia, the United States, Türkiye, Germany, Spain, France, Greece, Austria, Bulgaria, Poland, Netherlands, Italy, Lithuania and Kyrgyzstan. Our total aggregate leased square footage is approximately 869,654 square feet. We own 51 buildings consisting of an aggregate of approximately 289,021 square feet, in Kazakhstan and Cyprus.

In our Insurance and Banking segments collectively, as of March 31, 2026, we owned 14 buildings consisting of approximately 120,156 square feet and we leased offices consisting of an aggregate of 318,515 square feet. Our Insurance and Banking segment properties include our principal offices in Kazakhstan, which are located at "Esentai Tower" BC, Floor 7, 77/7 Al Farabi Ave., Almaty, Kazakhstan 050040, and which are leased.

In our Other segment we own 36 buildings consisting of approximately 129,985 square feet. As of March 31, 2026, the area of leased offices in our Other segment was 345,580 square feet.

As of March 31, 2026, the area of leased offices in our Brokerage segment was 205,558 square feet. Our principal property in our Brokerage segment is our office building located at Christaki Kranou 20, Freedom Tower, 4041 Limassol, Cyprus with an area of 3,612 square meters (approximately 38,880 square feet), which we own. Also, we rent our offices in the United States serving as our principal executive offices, which are located at 40 Wall Street, 57th and 58th floor, New York, and comprise 15,253 square feet.

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
ITEM 3. LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 29 "Commitments and Contingencies" to the Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol "FRHC". Our common stock also trades on the KASE under the symbol "US_FRHC" and on the AIX under the symbol "FRHC".
During the first quarter of fiscal 2026, FRHC's common stock was included in the Russell 3000® Index.
Holders
As of March 31, 2026, we had approximately 529 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).
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
Stock Performance Graph
The graph and table below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Diversified Financials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2021 to March 31, 2026.
The comparisons shown in the graph and table below are based upon historical data. The stock price performance shown in the graph and table below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Freedom Holding Corp., the S&P 500 Index and the S&P Diversified Financials

300
250
200
150
100
50
0
3/21
3/22
3/23
3/24
3/25
3/26
Freedom Holding Corp.
S&P Diversified Financials
S&P 500

*$100 invested on 3/31/2021 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31

	3/21	3/22	3/23	3/24	3/25	3/26

Freedom Holding Corp.	100	112	135	132	248	272
S&P 500	100	114	103	132	141	164
S&P 500 Diversified Financials	100	119	104	132	158	148
The performance graph and table shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of FRHC under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Equity Securities
During fiscal 2026, we did not sell any unregistered shares of our equity securities.
Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of FRHC during the fourth quarter of fiscal 2026.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries in Part II Item 8 of this annual report as well as the information set forth in Part I Item 1 "Business" of this annual report. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our,"

and "us" mean FRHC together with its consolidated subsidiaries. This discussion contains certain forward-looking statements that involve known and unknown risks, uncertainties, and other factors as described under the heading "Special Note About Forward-Looking Information" in this annual report. Actual results could differ materially from those projected in any forward-looking statements. For additional information regarding these risks and uncertainties, see the disclosure under the heading "Risk Factors" in Part I Item 1A of this annual report.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources for fiscal 2026 and 2025.
For a discussion of our results of operations for fiscal 2024, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of our annual report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on June 13, 2025.
OVERVIEW

FRHC is organized under the laws of the State of Nevada and acts as a holding company for all of our operating subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, underwriting, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services, and information processing services. We also own several ancillary businesses which complement our core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage.
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
Our principal executive office is in New York, United States. We have subsidiaries or otherwise maintain a presence in Kazakhstan, Uzbekistan, Kyrgyzstan, Cyprus, Germany, the United Kingdom, Greece, Spain, France, Poland, Lithuania, Austria, Bulgaria, Italy, Netherlands, Portugal, the United States, Türkiye, Armenia, Azerbaijan, Tajikistan, and the United Arab Emirates. We divested our Russian subsidiaries in February 2023. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of March 31, 2026, we had 11,846 employees, 230 offices (of which 32 offered brokerage services, 63 offered insurance services, 9 offered banking services and 126 offered other financial and non-financial services).

Summary of Results of Operations
The highlights of our consolidated results for fiscal 2026 are as follows:
•We had total revenues, net of $2,191.3 million for fiscal 2026, as compared to $2,004.2 million for fiscal 2025. The increase from fiscal 2025 and 2026 was primarily attributable to the following:
◦Our interest income for fiscal 2026 was $882.5 million, representing an increase of $18.0 million, or 2%, compared to fiscal 2025. The increase was primarily driven by increased usage of margin loans by customers and continued expansion of Freedom Bank KZ's customer loan portfolio. This was partially offset by lower interest income from trading securities due to a strategic shift in our investment portfolio in response to increased market volatility and rising interest rates, which adversely impacted reinvestment decisions.
◦Our net insurance revenue for fiscal 2026 was $402.4 million, representing a decrease of $168.8 million, or 29%, compared to fiscal 2025. This decrease was primarily driven by lower written insurance premiums, reflecting regulatory caps on agent commissions for bank and microfinance loan products, and by higher deferred profit liability issuance expense.
◦Our net gain on trading securities for fiscal 2026 was $158.8 million, an increase of $216.6 million, or 375%, compared to fiscal 2025, primarily from sales of Kazakhstani corporate debt securities, partially offset by an unrealized net loss of $5.1 million for fiscal 2026 reflecting a decline in the fair value of securities held at period-end.

◦Our net gain on derivatives for fiscal 2026 was $66.8 million, an increase of $54.4 million, or 438%, compared to fiscal 2025, driven primarily by Freedom Bank KZ, which recorded a realized net gain of $40.9 million for fiscal 2026 largely due to positive revaluation of currency swaps.
◦Our fee and commission income for fiscal 2026 was $489.8 million, representing a decrease of $15.3 million, or 3%, compared to fiscal 2025. This decrease was primarily attributable to lower fee and commission income from banking services, which declined by $87.7 million, mainly driven by the active use of a cashback-based loyalty program.
◦Our sales of goods and services increased by $57.3 million, or 143%, to $97.4 million for fiscal 2026 from $40.1 million for fiscal 2025, primarily reflecting our expansion into the telecommunications sector following the acquisition of Freedom Cloud Holding and increased customer activity and order volume at Arbuz.
•We had net income of $153.3 million for fiscal 2026, as compared to $76.2 million for the fiscal 2025.
•Our total assets increased to $13.2 billion as of March 31, 2026 from $9.9 billion as of March 31, 2025. Of our total assets:
◦Our investment securities portfolio increased by 19% to $3,342.6 million as of March 31, 2026 from $2,814.7 million as of March 31, 2025, which reflects a strategic shift in response to increased market volatility and rising interest rates.
◦The loan portfolio of Freedom Bank KZ increased by 29% to $2,045.3 million as of March 31, 2026 from $1,587.6 million as at March 31, 2025 mainly due to the growth of mortgage and collateralized bank customer loans portfolio between the two periods.
•We had approximately 858,000 total retail brokerage customers as of March 31, 2026 as compared to approximately 683,000 as of March 31, 2025.
•We had approximately 5,026,000 bank customers at our Freedom Bank KZ subsidiary as of March 31, 2026 as compared to approximately 2,515,000 as of March 31, 2025.
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

    Financial markets may also be impacted by armed conflicts, political and civil unrest occurring in the Middle East, Eastern Europe, Russia and Ukraine, South America and Asia. Hostilities between Russia and Ukraine, war involving Iran and the corresponding political and economic instability in the Middle East, including blockage of crucial transportation routes, have created global uncertainties around the spread of the conflict and have impacted global supply chains of energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the financial markets and our company and its operations.
Expansion of Our Digital Ecosystem
Over the past few years, we have significantly expanded our customer base across brokerage, banking, and insurance by building a unified digital ecosystem. At the core of this growth is the launch of our SuperApp, which brings together essential financial services, including banking, insurance and lifestyle services in a single application. The addition of attractive loyalty and referral programs, improvement and further diversification of our offerings within our SuperApp during fiscal 2026 has further supported customer adoption, increasing overall engagement within the ecosystem. Our mission is to provide our customers with the most convenient, seamless, and beneficial experience possible, engaging them across a broad range of digital products, each offered on terms designed to deliver maximum value and ease of use.
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
Acquisitions and Expansion into New Business Areas and Markets

We actively pursue non-organic growth through targeted acquisitions as part of our broader strategy to develop and expand our integrated digital fintech ecosystem. We maintain a pipeline of prospective acquisitions across complementary sectors and multiple jurisdictions, which we evaluate on an ongoing basis. We regularly assess potential M&A opportunities, both in our home Kazakhstan market and other jurisdictions, that we believe may enhance our product offering, technological capabilities and market reach. These acquisitions enable us to accelerate the development of existing services, enter adjacent markets and strengthen our competitive positioning, and may have a significant impact on our business, financial condition and results of operations.

As part of our current expansion strategy, we have identified Türkiye as one of the key prospective markets where our offerings, combined with our technological advantage and international experience, may unlock new growth opportunities and extend the reach of our digital fintech ecosystem. In this regard, in March 2026, FRHC and its subsidiary Freedom Finansial Hizmetler Anonim Şirketi entered into an agreement on sale and purchase of approximately 99.32% of the issued share capital of Turkish Bank A.S., a bank operating in Türkiye. Subject to successful completion of the transaction, we expect the target bank may serve as a core platform for our financial services operations in this jurisdiction. The transaction is subject to certain conditions, including obtaining of regulatory permits. In addition, we plan to establish a fully operational brokerage business in Türkiye, subject to obtaining the required license from the Turkish financial regulator following receipt of its principal approval granted on January 9, 2025.

Additionally, consistent with our strategic vision, we continue expanding into new business sectors, including telecommunications and media content in Kazakhstan. In line with our expectations, our operations in these sectors are incurring losses and we expect them to continue incurring losses before becoming profitable within the next several years. While these new ventures are anticipated to enhance long-term growth prospects, they will initially increase capital expenditures, elevate our debt service obligations, and negatively impact consolidated net income during the early stages of implementation.
Related Party Transactions

During fiscal years 2026 and 2025, we entered into various transactions with the Company's related parties.

Our related party transactions during fiscal years 2026 and 2025 primarily consisted of margin lending receivables arising from brokerage services provided to management of FRHC and its subsidiaries and other related parties, deposits held at Freedom Bank KZ by companies controlled by management, and a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP), a related party, in connection with the potential acquisition of A-Telecom LLP. The potential acquisition of A-Telecom LLP is part of our strategy to expand our presence in the telecommunications market in Kazakhstan and to develop our digital fintech ecosystem.

In prior periods, Freedom Bank KZ purchased rights of claim under retail loans originated by Freedom Finance Credit ("FFIN Credit"), a microfinance organization outside of the FRHC group which is controlled by Mr. Turlov. Beginning in September 2025, Freedom Bank KZ transitioned retail loan origination to its own platform and discontinued the purchase of unsecured consumer loans from FFIN Credit. Loans previously acquired from FFIN Credit remain on our balance sheet and continue to expose us to credit and servicing risks until they are fully repaid or otherwise settled. For additional information, see Note 8 "Loans Issued" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.

Additionally, as part of our community engagement initiatives, we have continued to financially support the Kazakhstan Chess Federation, an organization in which Mr. Turlov holds a management position, and the Freedom Youth Football League of Kazakhstan, which is fully owned by Turlov Private Holding, in which Mr. Turlov holds 99.9% of the shares, as part of our community engagement initiatives. For additional information regarding our related party transactions see Note 24 "Related Party Transactions" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.

Market Maker Customer Arrangements

We have derived a significant portion of our fee and commission income and interest income from margin loans to customers from trading activity of certain institutional non-US market maker customers with whom we internalize the execution of trades of our brokerage customers by accepting short sales from this institutional market maker, which match our customers’ purchase orders. Since around the beginning of fiscal 2024, we utilize such an arrangement with an institutional market maker customer of our Freedom Global subsidiary. All such transactions are carried out under margin-trading principles. These transactions are typically executed and settled on a cash basis through a prime broker and clearing firms. Under this margin-account settlement process, the securities are credited to the purchaser and, where necessary, borrowed by a market maker customer within the prime broker's and clearing firm’s custody, thereby eliminating any external delivery or locate requirement at execution. Relevant short positions are sufficiently collateralized by securities and cash in the market maker customer's margin account. We use the services of third-parties, including some U.S.-registered securities broker dealer and clearing firms to execute our trades. We earn fee and commission income from such market maker customers for executing trades and fees for outstanding short sale positions. We also earn interest income on margin loans we grant to them. Our arrangements with such market maker customers have provided us and our customers with substantial liquidity for trading, including reduced settlement costs for us and enabling faster execution of trades for our customers. We receive a commission from such institutional market maker customers for executing their trades. For fiscal 2026 and 2025, we earned fee and commission income from the market maker customer at our Freedom Global subsidiary of $345.5 million and $284.7 million, representing 71% and 56% of our total fee and commission income for fiscal 2026 and 2025. For fiscal 2026 and 2025, we earned interest income from margin lending from the market maker customer at our Freedom Global subsidiary of approximately $21.4 million and $32.8 million, respectively, representing 8% and 15%, respectively, of our total interest income from margin lending for fiscal 2026 and 2025.
Governmental Policies
Our earnings are and will be affected by the monetary, fiscal and foreign policies of the governments of the jurisdictions in which we operate, in particular Kazakhstan, Armenia, the European Union and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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

Fee and commission income as a percentage of our total revenue was 22% and 25% in fiscal 2026 and 2025 respectively. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 103% and 85% in fiscal 2026 and 2025, respectively.
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
Net Insurance Revenue
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
Net Gain/(Loss) on Derivatives
The Company enters into various derivative financial instruments, including forwards and swaps, in the foreign exchange markets. These financial instruments are held for trading and are initially recognized at fair value. Fair value is determined based on quoted market prices or valuation models that consider the current market and contractual values of the relevant underlying instruments, along with other factors. Derivative financial instruments with a positive fair value are recorded as assets, while those with a negative fair value are recorded as liabilities. Gains and losses on these instruments are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as net gain/(loss) on derivatives.
Sales of goods and services
Sales of goods and services represent revenue generated from the Group's non-financial business activities conducted primarily through its Other segment. This revenue line item consists principally of: (i) online retail and e-commerce sales through Arbuz, the Group's online grocery and retail platform operating in Kazakhstan; (ii) revenue from telecommunications services provided through Freedom Telecom and its subsidiaries, Freedom Cloud Holding and its subsidiaries. Revenue from the sale of goods is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery. Revenue from services is recognized over time as services are rendered or at the point in time when the applicable performance obligation is satisfied, in accordance with ASC 606. For transactions in which the Group acts as a principal and controls the goods or services before they are transferred to the end customer, revenue is recognized on a gross basis; where the Group acts as an agent, revenue is presented on a net basis. Sales of goods and services are expected to grow as the Group continues to expand its telecommunications and e-commerce operations.
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
Insurance claims and policyholder benefits, net of reinsurance
Insurance claims incurred are expenses directly associated with our insurance activity, and represent actual amounts paid or to be paid to policyholders when insurable events occur, less any amounts we receive from reinsurers related to the insurable event. This amount is adjusted for changes in loss reserves, including claims reported but not settled (RBNS), claims incurred but not reported (IBNR) and not incurred claims reserve (NIC).
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
Cost of sales
Cost of sales represents the direct costs incurred by the Group in connection with generating sales of goods and services revenue. These costs consist primarily of: (i) the cost of merchandise sold through Arbuz, the Group's online retail and e-commerce platform, including product purchase costs; and (ii) direct costs associated with delivering telecommunications services through Freedom Telecom and its subsidiaries, Freedom Cloud Holding and its subsidiaries. Cost of sales is generally expected to increase and decrease in correspondence with changes in sales of goods and services revenue, reflecting the volume-driven nature of the underlying e-commerce and telecommunications activities.
Foreign Currency Translation Adjustments, Net of Tax
The functional currencies of our operating subsidiaries are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistani sum, Kyrgyzstani som, the Azerbaijani manat, the Armenian dram, the British pound sterling, the Turkish lira, the Tajikistani somoni and the United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP, we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.
Net Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest includes our net loss attributable to our non-controlling interests in the entities described below.
During fiscal 2026, we divested our ownership interest in Comrun LLP. As a result, as of March 31, 2026, the Company has no remaining non-controlling interests.
During fiscal 2025, we acquired the remaining 5.27% ownership interest in Arbuz. As of March 31, 2025, we held 90% of the ownership interest in Comrun LLP. The remaining 10.00% ownership interest in Comrun LLP is considered as non-controlling interests in our Consolidated Statements of Operations and Statements of Other Comprehensive Income.
During fiscal 2024, we held a 94.73% ownership interest in Arbuz and a 90% ownership interest in Comrun LLP. The remaining 5.27% and 10.00% ownership interests in Arbuz and Comrun LLP, respectively, are considered as non-controlling interests in our Consolidated Statements of Operations and Statements of Other Comprehensive Income.
RESULTS OF OPERATIONS
Comparison of Fiscal Years 2026 and 2025

The following comparison of our financial results for fiscal years 2026 and 2025 is not necessarily indicative of future results. Prior period presentations and disclosures for fiscal 2025 were reclassified to provide comparability with current period classifications. The comparison of our financial results for fiscal years 2025 and 2024 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -

Comparison of Fiscal Years Ended March 31, 2025 and 2024" in Part II, Item 7 of our annual report on Form 10-K for the fiscal 2025 filed with the SEC on June 13, 2025.
Revenue

The following table sets out information regarding our total revenue, net for the fiscal years presented.

	Year ended March 31,
	2026	2025	Amount Change	% Change
Fee and commission income	$489,765	$505,026	$(15,261)	(3)%
Net gain/(loss) on trading securities	158,824	(57,810)	216,634	(375)%
Interest income	882,478	864,453	18,025	2%
Net insurance revenue	402,396	571,224	(168,828)	(30)%
Net gain on foreign exchange operations	67,680	51,684	15,996	31%
Net gain on derivatives	66,772	12,404	54,368	438%
Sales of goods and services	97,446	40,102	57,344	143%
Other income	25,930	17,072	8,858	52%
Total revenue, net	$2,191,291	$2,004,155	$187,136	9%

The following table sets out the components of our revenue as a percentage of total revenue, net for the fiscal years presented.

	Year ended March 31,
	2026	2025
Fee and commission income	22%	25%
Net gain/(loss) on trading securities	7%	(3)%
Interest income	41%	42%
Net insurance revenue	18%	29%
Net gain on foreign exchange operations	3%	3%
Net gain on derivatives	3%	1%
Sales of goods and services	5%	2%
Other income	1%	1%
Total revenue, net	100%	100%

Fee and commission income

The following table sets forth information regarding our fee and commission income for the fiscal years presented.

	Year ended March 31,
	2026	2025	Amount Change	% Change
Brokerage services	$504,283	$430,136	$74,147	17%
Commission income from payment processing	22,755	28,711	(5,956)	(21)%
Agency fee income	21,419	15,616	5,803	37%
Underwriting and market-making services	9,473	11,210	(1,737)	(15)%
Bank services	(74,335)	13,336	(87,671)	(657)%
Other fee and commission income	6,170	6,017	153	3%
Total fee and commission income	$489,765	$505,026	$(15,261)	(3)%

The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the fiscal years presented.

	Year ended March 31,
	2026	2025
	(as a % of total fee and commission income)
Brokerage services	103%	85%
Commission income from payment processing	5%	6%
Agency fee income	4%	3%
Underwriting and market-making services	2%	2%
Bank services	(15)%	3%
Other fee and commission income	1%	1%
Total fee and commission income	100%	100%

Fee and commission income for fiscal 2026 amounted to $489.8 million, reflecting a decrease of $15.3 million or 3% compared to $505.0 million in fiscal 2025. This decrease was driven by multiple factors, including the factors discussed below.
Fee and commission income from brokerage services generated $504.3 million, representing a 17% increase from $430.1 million in fiscal 2025. This growth was primarily due to an increase in the number of retail brokerage customers from 683,000 in 2025 to 858,000 in 2026. During the fiscal 2026, we earned fee and commission income from a market maker customer at our subsidiary Freedom Global of $345.5 million, representing 71% of our total fee and commission income for that period.

Fee and commission income from banking services decreased by $87.7 million from income of $13.3 million in fiscal 2025 to a loss of $74.3 million in fiscal 2026. The decrease was primarily driven by the active use of a cashback-based loyalty program. As a result, the growth in transaction volumes and customer activity during fiscal 2026 was more than offset by higher cashback incentives recognized within fee and commission income. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers, supporting customer base expansion and increased engagement across the ecosystem.

Fee and commission income from payment processing decreased to $22.8 million in fiscal 2026 from $28.7 million for the fiscal 2025. The $6.0 million decrease is attributable to a lower acquiring turnover volumes and lower average rates during the period, mainly attributable to key merchants partially rerouting their transaction flows, which negatively impacted overall turnover.

Fee and commission income from underwriting and market-making activities decreased by $1.7 million from the fiscal 2025 or 15% to $9.5 million, driven by a lower volume of underwriting transactions for the fiscal 2026, as compared to the fiscal 2025.
Fee and commission income from agency services increased by $5.8 million, or 37% primarily driven by higher transaction volumes across travel and event-related services.

Net gain/(loss) on trading securities
We had a net gain on trading securities of $158.8 million for fiscal 2026, a increase of $216.6 million as compared to $57.8 million for fiscal 2025. The following table sets forth information regarding our net gains and losses on trading securities for fiscal 2026 and 2025.

	Realized Net Gain	Unrealized Net Loss	Net Gain/(Loss) on Trading Securities
Fiscal 2026	$163,963	$(5,139)	$158,824
Fiscal 2025	$65,855	$(123,665)	$(57,810)

For fiscal 2026, we had a realized gain on trading securities of $164.0 million, which is mostly attributable to Kazakhstan sovereign and corporate debt securities sold during fiscal 2026. Also, we recognized an unrealized net loss of $5.1 million during the same period due to a decrease in the value of securities positions we held as of March 31, 2026. The unrealized net loss is attributable to a decrease in the fair value of securities positions remaining in our portfolio at period-end.
For fiscal 2025, we had a realized gain on trading securities of $65.9 million, which is attributable to Kazakhstan sovereign debt securities sold during fiscal 2025. Also, we recognized a temporary unrealized net loss of $123.7 million due to the decrease in the value of securities positions we held as of March 31, 2025. The majority of this unrealized loss is related to Kazakhstan sovereign bonds, which experienced a negative revaluation following an increase in the base interest rate in Kazakhstan during March 2025.
Interest income
The following table sets forth information regarding our interest income for the fiscal years presented:

	Year ended March, 31
	2026	2025	Amount Change	% Change
Interest income on loans to customers	$283,657	$207,802	$75,855	37%
Interest income on margin loans to customers	277,633	212,360	65,273	31%
Interest income on trading securities	191,021	378,350	(187,329)	(50)%
Interest income on held-to-maturity securities	49,670	1,000	48,670	100%
Interest income on available-for-sale securities	58,276	40,297	17,979	45%
Interest income on reverse repurchase agreements and amounts due from banks	21,208	24,644	(3,436)	(14)%
Other interest income	1,013	—	1,013	100%
Total interest income	$882,478	$864,453	$18,025	2%
The following table sets out the components of our interest income as a percentage of total interest income, net for the fiscal years presented:

	Year ended March 31,
	2026	2025
	(as a % of total interest income)
Interest income on loans to customers	32.1%	24.0%
Interest income on margin loans to customers	31.5%	24.5%
Interest income on trading securities	21.6%	43.8%
Interest income on held-to-maturity securities	5.6%	0.1%
Interest income on available-for-sale securities	6.6%	4.7%
Interest income on reverse repurchase agreements and amounts due from banks	2.4%	2.9%
Other interest income	0.1%	—%
Total interest income	100%	100%

For fiscal 2026, we had interest income of $882.5 million, representing an increase of $18.0 million, or 2%, compared to fiscal 2025. The increase in interest income was primarily attributable to increases in interest income on loans to customers, margin loans to customers, held-to-maturity securities and securities available-for-sale, which was partially offset primarily by a decrease in interest income on trading securities and interest income on reverse repurchase agreements and amounts due from banks.

For fiscal 2026, interest income on loans to customers increased by $75.9 million, or 37%, compared to fiscal 2025 due to the growth of Freedom Bank KZ's customer loan portfolio in fiscal 2026.

Interest income on margin loans to customers increased by $65.3 million, or 31%, due to an increase in the usage of margin loans for trades by our customers in fiscal 2026. For fiscal 2026, we earned interest income from margin lending from a market maker customer of our Freedom Global subsidiary in an amount of approximately $21.4 million, representing 8% of our total interest income from margin lending for that period.

For fiscal 2026, interest income on held-to-maturity securities increased by $48.7 million compared to fiscal 2025, primarily due to the growth of the held-to-maturity securities portfolio in fiscal 2026.

During fiscal 2026, interest income on available-for-sale securities increased by $18.0 million, or 45%, compared to fiscal 2025 due to the growth of available-for-sale portfolio in fiscal 2026.

Interest income on trading securities decreased by $187.3 million, or 50% during fiscal 2026, as compared to fiscal 2025 due to a reduction in the volume of interest-bearing trading securities held during the period. This reflects a strategic shift in our investment portfolio in response to increased market volatility and rising interest rates, which adversely impacted reinvestment decisions.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for fiscal 2026 and 2025.

	Year ended March 31,
	2026		2025
	Average balance
Interest-earning assets
Trading securities	$1,714,066	(2)	$3,149,515
Margin lending, brokerage and other receivables, net	2,947,804	(1)	2,202,876
Loans issued	1,829,930		1,405,464
Available-for-sale securities, at fair value	495,492	(2)	348,847
Held-to-maturity securities	327,711		14,221
	Average yields (3)

Trading securities	11.1%		12.0%
Margin lending, brokerage and other receivables, net	9.4%		8.5%
Loans issued	15.5%		14.8%
Available-for-sale securities, at fair value	11.8%		11.6%
Held-to-maturity securities	15.2%		7.0%
	Interest income

Interest income on trading securities	$191,021		$378,350
Interest income on loans to customers	283,657		207,802
Interest income on margin loans to customers	277,633		186,463
Interest income on available-for-sale securities	58,276		40,297
Interest income on held-to-maturity securities	49,670		1,000
Other interest income	22,221		24,644
Total interest income	$882,478		$838,556

(1) Average balance and average yields relate to margin lending activities.
(2) Average balance, average yields, and interest income relates to corporate debt, non-US sovereign debt and US sovereign debt activities.
(3) Average yields are computed by dividing interest income by the corresponding average monthly balances

Interest income on margin loans to customers includes income accrued on off-balance sheet arrangements. The monthly average balance of these arrangements is not included in the table above. These off-balance sheet arrangements mainly included repurchase agreements of our brokerage customers. During fiscal 2025, and specifically as of September 30, 2024, the monthly average balance of off-balance sheet arrangements was $688.8 million, with a weighted average interest rate of 8%. Following that date, we had no such off-balance sheet arrangements on which we charge an interest. We had no such interest-bearing off-balance sheet arrangements after that date, including during fiscal 2026.

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

	Year ended March 31,
	2026 vs 2025
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest income
Interest income on loans to customers	$10,478	$65,377	$75,855
Interest income on margin loans to customers	22,786	68,384	91,170
Interest income on trading securities	(25,651)	(161,678)	(187,329)
Interest income on available-for-sale securities	744	17,235	17,979
Interest income on held-to-maturity securities	2,424	46,246	48,670
Other interest income	—	—	(2,423)
Total interest income	$10,782	$35,563	$43,922

Net insurance revenue

For fiscal 2026, we had net insurance revenue of $402.4 million, a decrease of $168.8 million, or 29%, as compared to fiscal 2025. Effective April 1, 2025, we adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), using the modified retrospective transition method. In connection with adoption, the caption previously presented as "Insurance underwriting income" was renamed "Net insurance revenue," and three new components — deferred profit liability issuance expense, deferred profit liability remeasurement gain (loss), and deferred profit liability amortization / release.

The following table sets out information on our net insurance revenue for the periods presented.

	Year ended March, 31
	2026	2025	Amount Change	% Change
Written insurance premiums	$507,286	$664,437	$(157,151)	(24)%
Reinsurance premiums ceded	(9,218)	(15,974)	6,756	(42)%
Change in unearned premium reserve, net	(14,727)	(30,867)	16,140	(52)%
Deferred profit liability issuance expense	(88,296)	(50,772)	(37,524)	74%
Deferred profit liability remeasurement gain (loss)	326	1,624	(1,298)	(80)%
Deferred profit liability amortization / release	7,025	2,776	4,249	153%
Net insurance revenue	$402,396	$571,224	$(168,828)	(29)%

Written insurance premiums decreased by: a $157.2 million, or 24% to $507.3 million, primarily due to the regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the fiscal year
Deferred profit liability issuance expense increased by a $37.5 million, or 74% to $88.3 million, reflecting higher gross premiums collected on contracts issued by Freedom Life during fiscal 2026. Under LDTI, the excess of gross premium over the net premium required to fund expected future benefits is deferred and released into revenue over the period insurance remains in force.
Net gain on foreign exchange operations
For fiscal 2026, we realized a net gain on foreign exchange operations of $67.7 million compared to a net gain of $51.7 million for fiscal 2025. The change was primarily due to the gain on dealing transactions of $59.1 million which is mainly attributable to the 74% increase of transaction quantity of Freedom Bank KZ. There was also a translation gain of $8.6 million. The overall increase is mostly attributable to Freedom Bank KZ which had a net gain on foreign exchange currency of $68.4 million in fiscal 2026, compared to a $8.8 million gain in fiscal 2025, mainly due to the 5% appreciation of Kazakhstan tenge in fiscal 2026. This was partially offset by a net loss on foreign exchange operations of $9.0 million attributable to translation difference loss of Freedom Global due to the depreciation of US dollar against Kazakhstan tenge, compared to net gain on foreign exchange operations of $8.9 million in fiscal 2025.
Net gain on derivatives

For fiscal 2026, we had a net gain on derivatives of $66.8 million compared to a net gain of $12.4 million for fiscal 2025. The increase was primarily attributable to Freedom Bank KZ, which had a realized net gain of $40.9 million for fiscal 2026, as compared to a realized net gain of $1.8 million for fiscal 2025. Such change between the two periods was mainly due to a positive revaluation of currency swaps for fiscal 2026.

Sales of goods and services

For fiscal 2026, we had a sales of goods and services of $97.4 million compared to a sales of goods and services of $40.1 million for fiscal 2025. The increase was primarily driven by our expansion into the telecommunications sector following the acquisition of Freedom Cloud Holding and by increased customer activity and order volume at Arbuz.
Other income
For fiscal 2026, we had other income of $25.9 million, an increase of $8.9 million or 51.9% compared to other income of $17.1 million in fiscal 2025. The increase was primarily driven by compensation payments from FFIN Credit to Freedom Bank KZ in connection with incurred losses arising from the derecognition of loan portfolios, leading to the recognition of income from loss reimbursement.

Expense
The following table sets forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2026	2025	Amount Change	% Change
Fee and commission expense	$218,565	$346,502	$(127,937)	(37)%
Interest expense	489,036	535,895	(46,859)	(9)%
Insurance claims and policyholder benefits, net of reinsurance	259,309	260,488	(1,179)	—%
Payroll and bonuses	426,471	287,347	139,124	48%
Professional services	46,258	28,924	17,334	60%
Stock compensation expense	68,047	59,592	8,455	14%
Advertising and sponsorship expense	103,304	124,627	(21,323)	(17)%
General and administrative expense	222,339	162,474	59,865	37%
Allowance for expected credit losses	52,365	62,445	(10,080)	(16)%
Cost of sales	79,632	31,278	48,354	155%
Total expense	$1,965,326	$1,899,572	$65,754	3%

The following table sets out the components of our expense as a percentage of total expense for the fiscal years presented.

	Year ended March 31,
	2026	2025
Fee and commission expense	11%	18%
Interest expense	25%	28%
Insurance claims and policyholder benefits, net of reinsurance	13%	14%
Payroll and bonuses	22%	15%
Professional services	2%	1%
Stock compensation expense	4%	3%
Advertising and sponsorship expense	5%	7%
General and administrative expense	11%	9%
Allowance for expected credit losses	3%	3%
Cost of sales	4%	2%
Total expense	100%	100%

Fee and commission expense
The following table sets forth information regarding our fee and commission expense for the periods presented.

	Year ended March 31,
	2026	2025	Amount Change	% Change
Agency fee expense	$123,211	$284,483	(161,272)	(57)%
Brokerage services	46,036	19,846	26,190	132%
Bank services	31,126	20,064	11,062	55%
Exchange services	6,472	1,776	4,696	264%
Central Depository services	1,323	707	616	87%
Other commission expenses	10,397	19,626	(9,229)	(47)%
Total fee and commission expense	$218,565	$346,502	$(127,937)	(37)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Year ended March 31,
	2026	2025
	(as a % of total fee and commission expense)
Agency fee expense	56%	82%
Brokerage services	21%	6%
Bank services	14%	5%
Exchange services	3%	1%
Central Depository services	1%	—%
Other commission expenses	5%	6%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $127.9 million, or 37% in fiscal 2026, as compared to fiscal 2025. The decrease was mainly attributable to a decrease of agency fee expense of $161.3 million in fiscal 2026 as compared to fiscal 2025, driven by the regulatory cap on commissions paid to insurance agents for policies associated with loan products of credit organizations, which reduced new business volumes during the period. The decrease was also attributable to a $9.2 million decrease in other commission expenses, primarily driven by lower acquiring turnover volumes, resulting in reduced payment system and processing-related commission expenses during the period. This decrease was partially offset by a $26.2 million increase in brokerage service expense in fiscal 2026, which was driven by higher customer activity, as well as a $11.1 million increase in bank services expense, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
During fiscal 2026, total interest expense decreased slightly compared to the same period in fiscal 2025. However, its composition changed due to shifts in funding sources and interest rate dynamics.

There was a decrease in interest expense on securities repurchase agreement obligations, driven by a 44% decline in the average balance of securities repurchase agreement obligations, from $2.4 billion during fiscal 2025 to $1.3 billion during fiscal 2026. Additionally, the average interest rate applied to these obligations decreased from 14.4% to 12.2%, further contributing to the reduction in expense. This decline primarily reflects the Company's decision to reduce exposure to market risk by liquidating a portion of the trading portfolio.

Interest expense related to customer liabilities increased as the average balance of customer deposits and brokerage account liabilities grew 93% year-over-year, rising from $1.2 billion to $2.2 billion. While the average interest rate decreased from 10% to 9% due to market-driven adjustments, the significant growth in the deposit base more than offset this decline.

Interest expense on debt securities issued increased to $869.3 million during fiscal 2026, compared to $356.7 million during fiscal 2025. This increase was primarily driven by the placement of several new debt securities during two periods. The impact of the higher balance of such securities was partially offset by a decrease in the average interest rate from 10.1% to 9.4%. The increase in debt issuance reflects the Company’s long-term funding and investment strategy.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for fiscal 2026 and 2025.

	Year ended March 31,
	2026	2025
	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$1,332,480	$2,370,620
Customer liabilities (1)	2,233,536	1,157,574
Margin lending payable	647,867	647,966
Debt securities issued	869,335	356,653
	Average rates

Securities repurchase agreement obligations	12.21%	14.38%
Customer liabilities (1)	9.16%	9.64%
Margin lending payable	4.89%	7.06%
Debt securities issued	9.40%	10.13%
	Interest expense
Interest expense on securities repurchase agreement obligations	$162,760	$340,863
Interest expense on customer accounts and deposits	204,578	111,541
Interest expense on margin lending payable	31,687	45,748
Interest expense on debt securities issued	81,757	36,130
Other interest expense	8,254	1,613
Total interest expense	$489,036	$535,895
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

	Year ended March 31,
	2026 vs 2025
	Increase/ (decrease) due to change in
	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$(45,551)	$(132,552)	$(178,103)
Interest expense on customer accounts and deposits	(5,226)	98,263	93,037
Interest expense on margin lending payable	(14,054)	(7)	(14,061)
Interest expense on debt securities issued	(2,393)	48,020	45,627
Other interest expense	—	—	6,641
Total interest expense	$(67,224)	$13,724	$(46,859)
Insurance claims and policyholder benefits, net of reinsurance
In fiscal 2026, we had a 1.2 million, or 0%, decrease in insurance claims and policyholder benefits, net of reinsurance, as compared to $260.5 million in fiscal 2025. The slight overall decrease reflected significant offsetting movements within the line. The principal unfavorable drivers were a $79.9 million, or 191%, increase in claims paid substantially all of which was attributable to higher claim activity in our compulsory civil liability insurance of vehicle owners line, reflecting growth of the in-force portfolio in that class, $15.2 million increase in other insurance net expense to $86.2 million, primarily due to higher terminations under pension and accident insurance policies, a $14.3 million increase in interest accretion on the liability for future policy benefits to $23.6 million, reflecting growth of the in-force long-duration block, and a $8.3 million unfavorable change in liability remeasurement loss on long-duration contracts, reflecting the combined effect of updates to cash flow assumptions performed in the annual review and experience adjustments arising during the period. These were more than offset by a $62.0 million favorable change in insurance reserves, as the movement shifted from a $37.9 million build in fiscal 2025 to a $24.1 million release in fiscal 2026 and by a $19.1 million increase in reinsurers' share of claims paid, reflecting higher recoveries under our reinsurance arrangements.
Payroll and bonuses

In fiscal 2026, we had payroll and bonuses expense of $426.5 million, representing an increase of $139.1 million, or 48%, compared to $287.3 million in fiscal 2025. The increase is primarily attributable to the expansion of our workforce through hiring, establishment of new subsidiaries and acquisitions. The increase was also due to increased salary and bonus amounts in fiscal 2026.

Professional services

For fiscal 2026, our professional services expense was $46.3 million, representing a increase of $17.3 million, or 60%,compared to $28.9 million for fiscal 2025. The increase was primarily attributable to an increase in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services. The increase was also attributable to higher legal fees incurred.

Stock compensation expense

In fiscal 2026, our stock compensation expense was $ 68.0 million, representing an increase of $8.5 million, or 14%, compared to stock compensation expense of $59.6 million for fiscal 2025. The increase is attributable to new stock grants, the majority of which vested on the date of issuance during fiscal 2026 as well as the partial amortization of stock grants awarded during prior fiscal years.

Advertising and sponsorship expense

Advertising and sponsorship expense for fiscal 2026, was $103.3 million, representing an decrease of $21.3 million or 17% compared to $124.6 million for fiscal 2025. The decrease was primarily driven by an $14.6 million reduction in advertising expenditures by Freedom EU, reflecting management's decision to lower advertising spend in line with the Company's marketing strategy, and a $4.8 million decrease in sponsorship expenditures coordinated through Freedom Shapagat Corporate Fund, the Company's subsidiary that administers its sponsorship activities, reflecting the non-recurrence of prior-year sponsorship commitments to several sports and educational organizations, partially offset by expanded sponsorship of the Junior Football League of Kazakhstan and new sponsorship arrangements with the

International School Chess Federation. This decrease was partially offset by a $2.1 million increase at our subsidiary Aviata, an online travel ticket aggregator, reflecting expanded marketing activity of Aviata. The Company continued to support socially significant initiatives through contributions to the Kazakhstan Chess Federation, the Junior Football League of Kazakhstan, and other community programs, reaffirming its commitment to the development of sports, education, and social well-being.
General and administrative expense

General and administrative expense for the fiscal 2026, were $222.3 million, representing an increase of $59.9 million or 37% compared to $162.5 million for the fiscal 2025. The main factors contributing to the increase were increases in depreciation and amortization, business trip expenses, other operating expenses, rent expenses, communication services expense, lease depreciation, software support, and training and conferences expense. Depreciation and amortization increased by $17.4 million, primarily reflecting a higher depreciable and amortizable asset base, including data centers, telecommunications infrastructure and system implementation projects. Business trip expenses increased by $9.4 million reflecting a general increase in business travel activity. Other operating expenses increased by $6.4 million, primarily due to increased banking and overhead costs from Freedom Bank KZ, as well as the overall growth of our operations and the addition of new subsidiaries. Rent expenses increased by $5.1 million, driven by business expansion and additional office and retail space. Communication services expense increased by $4.6 million, mainly due to higher communication and connectivity costs required to support the expansion of digital channels. Lease depreciation increase by $3.9 million, primarily attributable to new lease agreements and higher depreciation of right-of-use assets. Software support expenses increased by $3.1 million, mainly due to the support of licensed and other software systems. Training and conferences expense increased by $2.9 million, reflecting higher employee training and participation in professional events.

Provision for allowance for expected credit losses

For fiscal 2026 we recognized allowance for credit losses in the amount of $52.4 million, as compared to provisions for credit losses of $62.4 million for fiscal 2025. The decrease was primarily driven by lower net provisions on mortgage loans and loans to SME, reflecting higher recoveries. This was partially offset by higher net provisions on car loans, primarily due to a higher estimated probability of default observed during the second half of the fiscal year, growth of the retail loan portfolio and purchased retail loans.

During the period, the Company transitioned to the use of internal historical credit data for estimating expected credit losses under ASC 326 for certain loan products, including auto loans, loans to SME, mortgage loans, and purchased retail loans originated by microfinance institutions. The transition was driven by the availability of sufficient internal loss experience for core products and observed inconsistencies in external credit bureau data, which limited the Company’s ability to reliably assess borrower behavior. Management believes that the use of internal statistics better reflects the risk characteristics of the Company’s portfolios and enhances the accuracy of CECL estimates.

Cost of sales

For fiscal 2026 cost of sales was $79.6 million compared to $31.3 million for fiscal 2025, primarily reflecting the growth in sales of goods and services attributable to our expansion into the telecommunications sector following the acquisition of Freedom Cloud Holding and increased customer activity and order volume at Arbuz.
Income tax expense
We had net income before income tax of $226.0 million and $104.6 million in fiscal 2026 and 2025, respectively. Our effective tax rate for fiscal 2026 increased to 32.1%, from 27.2% during fiscal 2025. Income tax expense for fiscal 2026 , and 2025 was $72.6 million and $28.4 million, respectively. The main factor of an increase was the change in Kazakhstani tax legislation. The change was enacted during July 2025 with the retrospective effect from calendar 2025. The key change affecting the Company’s tax position is the introduction of a 10% income tax on interest income and realized capital gains from Kazakhstani sovereign securities, which are now subject to taxation within a separate income category. Another reason of the increase in effective tax rate was changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, during fiscal 2026, we had accrued additional top-up tax resulted from Global Anti-Base Erosion Model Rules (Pillar Two), which have been enacted in certain jurisdictions where our subsidiaries operate.
Net income
As a result of the foregoing factors, for fiscal 2026 we had net income of $153.3 million as compared to $76.2 million for fiscal 2025, a increase of 101%.

Foreign currency translation adjustments, net of tax
Due to a 5% appreciation of the Kazakhstan tenge against the U.S. dollar during fiscal 2026, we realized a foreign currency translation gain of $54.0 million for fiscal 2026, as compared to a foreign currency translation loss of $104.1 million for fiscal 2025.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2026	2025	Amount Change	% Change
Brokerage	$831,508	$717,349	$114,159	16%
Insurance	497,784	636,654	(138,870)	(22)%
Banking	689,202	506,148	183,054	36%
Other	172,797	144,004	28,793	20%
Total revenue, net	$2,191,291	$2,004,155	$187,136	9%

Total revenue, net for fiscal 2026 increased across brokerage, banking and other segments compared to fiscal 2025. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments in fiscal 2026 compared to fiscal 2025.

Brokerage Segment

•In fiscal 2026, the Brokerage segment experienced a significant increase in total revenue, net, primarily driven by a $72.5 million increase in fee and commission income, reflecting a general increase in brokerage activity in the same period. Interest income also contributed to the growth, rising by $44.6 million, largely due to increased usage of margin loans for trades by our customers. In addition, in fiscal 2026, we had a $11.0 million gain on derivatives and a $3.5 million increase in net gain on trading securities, which were partially offset by a $16.4 million decrease in net (loss)/gain on foreign exchange operations.

Insurance Segment

•In fiscal 2026, total revenue, net in the Insurance segment decreased mainly due to a decrease for $168.8 million in net insurance revenue, because the volume of revenue receipts from the agent has significantly decreased due to the updates in the Law of insurance activities, and a $1.4 million decrease in net gain on foreign exchange operations due to less favorable U.S dollar and Kazakhstani tenge exchange rate movements and a reduced net foreign currency exposure compared to the prior period. This decrease was partially offset by an increase of $15.0 million of interest income, which was mainly driven by higher income from securities, reflecting an increase in the volume of interest-bearing instruments and higher yields during the period, increase for $11.1 million of net gain on trading securities supported by more favorable market movements, and $5.3 million of other income.

Banking Segment

•In fiscal 2026, total revenue, net in the Banking segment increased mainly due to the increase of $191.6 million of net gain on trading securities due to higher realized gains on securities transactions and a significant reduction in unrealized fair value losses, increase of $59.6 million net gain on foreign exchange operations due to more favorable US dollar and Kazakhstani tenge exchange rate movement, an increase of $36.1 million of net gain on derivative. These increases were partially offset by the decrease of $87.4 million of fee and commission income due to high SuperApp cashback volumes, and a decrease of $44.7 million of interest income in this segment, due to partial disposal of trading securities portfolio.

Other Segment

•In fiscal 2026, total revenue, net in the Other segment increased mainly due to an increase of $57.3 million in sales of goods and services, reflecting our expansion into the telecommunications sector through the acquisition of Freedom Cloud Holding and increased customer activity and order volume at Arbuz. Additionally, net gain on trading securities and net gain on derivatives increased by $10.5 million and $7.3 million, respectively, primarily driven by favorable market conditions and increased trading activity during the period. These increases were partially offset by a $25.9 million decrease attributable to net gain on foreign exchange operations, primarily from FRHC as a result of appreciation of the Kazakhstan tenge against the U.S. dollar during fiscal 2026 as compared to the depreciation of the Kazakhstan tenge against the U.S. dollar in fiscal 2025. In addition, the Other income in the Other segment also decreased by $23.3 million mainly due to one-off transactions occurred during fiscal 2025.

The total expenses associated with our segments are summarized in the following table:

	Year ended March 31,
	2026	2025	Amount Change	% Change
Brokerage	$375,269	$340,721	$34,548	10%
Insurance	467,759	622,905	(155,146)	(25)%
Banking	587,216	600,892	(13,676)	(2)%
Other	535,082	335,054	200,028	60%
Total expense, net	$1,965,326	$1,899,572	$65,754	3%

For fiscal 2026, total expenses, net increased compared to fiscal 2025. The increase was driven by higher expenses in the brokerage and other segments, partially offset by decreases in the insurance and banking segments. Below is a discussion of changes in expenses for each of our segments in fiscal 2026 versus 2025:

Brokerage Segment

•In fiscal 2026, the total expenses, net, increased in our Brokerage segment, primarily driven by higher payroll and bonus expenses, which increased by $58.1 million, reflecting our continued efforts to attract and retain top talent. Fee and commission expenses also increased by $31.5 million due to higher customer activity during the period. In addition, general and administrative expenses increased by $11.9 million. These rises in expenses were partially offset by a decrease in interest expense of $41.4 million, mainly attributable to lower interest paid on securities repurchase agreements and margin lending payable, as well as advertising and sponsorship expenses, stock-based compensation, and the allowance for expected credit (recoveries)/losses.

Insurance Segment

•In fiscal 2026, total expenses, net in our Insurance segment decreased mainly due to a $161.7 million decrease in fee and commission expense due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period, $8.9 million decrease in general and administrative expense primarily attributable to lower charitable contributions made by the segment during fiscal 2026 compared to fiscal 2025, and the effects of decrease in interest expense by $5.5 million on trading securities and repurchase agreement obligations as a result of changes in securities portfolio and a $1.2 million increase in insurance claims and policyholder benefits, net of reinsurance was mainly attributable to higher claims paid, particularly in the compulsory motor third-party liability insurance class, which represented the largest increase during the period. The decrease was partially offset by $11.6 million increase in provisions for credit losses primarily driven by higher premium receivables, reflecting growth in written premiums during the period, $6.4 million increase in payroll and bonuses expense due to the increase in headcount and bonuses paid, new branch offices, $2.9 million increase in stock compensation expense due to new stock grants, the majority of which vested on the date of issuance as well as the partial amortization of stock grants, and $1.5 million increase in professional services expense that was mainly due to higher IT-related services and professional fees for integration with government databases.

Banking Segment

•In fiscal 2026, total expenses, net in our Banking segment decreased primarily due to a $52.3 million decrease in interest expense, attributable to a reduction in the securities portfolio for which the Freedom Bank KZ uses repurchase agreements, $15.1 million decrease in provision for impairment losses is mainly due to lower expected credit loss charges, and a $1.4 million decrease in stock compensation expense. These decreases were partially offset by the $28.2 million increase in payroll and bonuses expense due to headcount growth, $18.7 million increase in general and administrative expenses is attributable to the overall development of the Bank's new products and services, as well as improvement of business processes and operational activities, $9.6 million increase in fee and commission expense mainly driven by the growth in acquiring operations due to the connection of additional banking channels and market terminals, as well as a higher number of transactions, and $0.7 million increase in professional services mainly attributable to the higher volume of consulting services provided by external advisors during the reporting period.

Other Segment

•In fiscal 2026, total expenses in our Other segment increased primarily due to increases in interest expense, payroll and bonuses, cost of sales, general and administrative expenses, and professional services. Interest expense increased by $52.3 million, mainly attributable to higher interest expense on debt securities issued by Freedom SPC. Payroll and bonuses increased by $46.5 million, reflecting the overall growth of our operations and the addition of new subsidiaries. Cost of sales increased by $48.4 million, driven by higher sales volumes associated with our expansion into the telecommunications sector through the acquisition of Freedom Cloud Holding, as well as increased customer activity and order volume at Arbuz. General and administrative expenses increased by $38.2 million, primarily due to business expansion and scaling of operations. Professional services expenses increased by $13.1 million, mainly due to higher consulting, legal and audit fees supporting the Group’s growth. Stock-based compensation expenses increased by $13.8 million as a result of new stock grants issued during the period and their partial amortization. These increases were partially offset by a decrease in advertising expenses of $5.9 million, reflecting lower marketing spend compared to the prior period, as well as a decrease in fee and commission expenses of $7.4 million, primarily due to changes in payment processing volumes and related bank commissions.
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

	As of March 31,
	2026	2025

Cash and cash equivalents(1)	$966,115	$837,302
Restricted cash(2)	$1,246,312	$807,468
Trading securities	$2,339,100	$2,275,286
Total assets	$13,155,239	$9,915,117
Net liquid assets(3)	$6,971,074	$5,013,290
(1)Of the $966.1 million in cash and cash equivalents we held at March 31, 2026, $207.9 million, or approximately 22%, were subject to reverse repurchase agreements. By comparison, at March 31, 2025, we had cash and cash equivalents of $837.3 million, of which $81.1 million, or 10%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies, including adequate capital and liquidity levels for each entity.

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
As at March 31, 2026 and 2025, we had total liabilities of $11.7 billion and $8.7 billion, respectively, including customer liabilities of $7.1 billion and $4.3 billion, respectively.
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

	Year ended March 31,
	2026	2025

Net cash from operating activities	$185,221	$1,681,058
Net cash used in investing activities	(1,049,155)	(905,472)
Net cash from/(used in) financing activities	1,191,629	(1,578)
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	241,143	(137,038)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(1,181)	79
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$567,657	$637,049
Net Cash From Operating Activities
Net cash used in operating activities during fiscal 2026 was comprised of net cash from operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for credit losses). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Year ended March 31,
	2026	2025

Decreases in trading securities (1)	$24,614	$827,157
Increases in brokerage customer liabilities (2)	$1,597,220	$1,516,767
Increases in margin lending, brokerage and other receivables (3)	$(1,203,073)	$(1,743,595)
(Decrease)/Increases in margin lending and trade payables (4)	$(730,025)	$474,087
(1)Resulted from an decrease in the amount of securities held in our proprietary account.
(2)Resulted from increased funds in brokerage accounts from new and existing customers.
(3)Resulted from an increase in volume of margin lending receivables.
(4)Resulted from decreased volume of margin lending payables.
The change from net cash used in operating activities of $1.7 billion in fiscal 2025 to net cash from operating activities of $185.2 million in fiscal 2026 was primarily attributable to a decrease in margin lending and trading securities.
Net cash flows from operating activities in the fiscal 2026 were primarily driven by changes in brokerage customer liabilities, restricted cash, and margin lending-related balances. Brokerage customer liabilities largely represent customer cash balances held in brokerage accounts, and a portion of these balances are maintained in segregated/clearing or settlement accounts and therefore reflected as restricted cash. Accordingly, increases in brokerage customer liabilities generally correspond to increases in restricted cash, as customer funds are placed into restricted/segregated accounts rather than being available for general corporate use. The increase in brokerage customer liabilities during the period reflects higher customer cash balances, which may be influenced by a combination of (i) higher customer activity and turnover, (ii) growth in the customer base and/or higher balances from existing customers, and (iii) customer preference to hold more cash in brokerage accounts due to market conditions and trading opportunities. The significant decrease in margin lending liabilities is consistent with a reduction in margin funding requirements as net margin lending balances declined, as also reflected in the decrease in margin lending and other receivables. These changes may be associated with changes in customer liabilities balances, led by lower utilization of margin by customers and/or increased repayments of margin balances, as well as ongoing optimization of the Company’s margin funding structure.

Net Cash Used In Investing Activities
During fiscal 2026, net cash used in investing activities was $1,049.2 million compared to net cash used in investing activities of $905.5 million during fiscal 2025. During fiscal 2026, cash used in investing activities was used for purchase of available-for-sale securities, at fair value, in the amount of $452.1 million and the issuance of loans, net of repayment by customers, in the amount of $412.2 million. During fiscal 2026, cash used in investing activities increased by 143.7 million compared to fiscal 2025, mainly due to the increase in purchase of held-to-maturity securities in the amount of 256.8 million.
Net Cash Used In Financing Activities
Net cash flows used in financing activities for the fiscal 2026 was $1.2 billion compared to net cash flow from financing activities in amount of $1.6 million during the fiscal 2025. This change was primarily attributable to a $629.9 million change in net repayment from securities repurchase agreement obligations and proceeds from issuance of debt securities in the amount of $581.9 million.
Cash flows used in financing activities during the fiscal 2026 consisted principally of proceeds from the issuance, net of repurchase, of debt securities in the amount of $783.5 million, bank customer deposits received in the amount of $770.4 million due to the growth of banking activity, repayment of securities repurchase agreement obligations in the amount of $431.5 million.
Capital Expenditures
In alignment with our digital fintech ecosystem strategy, we are expanding our business into the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Our expansion will require significant capital expenditures, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our plans and budget for Freedom Telecom continue to be regularly reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including vendor financing, including the proceeds of a $200 million U.S. dollar domestic bond placement on the AIX that we completed on December 19, 2023. In addition, on September 16, 2024, Freedom SPC authorized and issued a series of $200 million bonds during the fiscal 2026, the proceeds of which were also allocated to finance capital expenditures in this business area. For further information, see "Indebtedness - Long-term" below.
Since 2024, as part of its telecommunications business development, the Group has entered into a number of contractual arrangements for the purchase of equipment and related software over the following five-year period. The capital expenditure commitments under these arrangements may change materially based on the internal business needs of the Group and external market factors. As of March 31, 2026, such capital expenditure commitments amounted up to $84.1 million. See Note 29 "Commitments and Contingent Liabilities" to the consolidated financial statements included in in Part II Item 8 of this annual report.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, we established Freedom Media as a subsidiary of Freedom Telecom with a view to becoming a major Kazakhstan media platform offering tailored streaming services to the Kazakhstan market and, potentially, the broader Central Asian region. Total capital expenditures directly attributable to Freedom Media business as of March 31, 2026 amounted to $5 million.

We commenced financing these capital expenditures in early 2024 and plan to continue funding them primarily using our own funds.
Dividends
We did not declare or pay a cash dividend on our common stock during fiscal 2026 or fiscal 2025. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Indebtedness
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of March 31, 2026, $1.0 billion, or 44% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1.4 billion, or 63% as of March 31, 2025. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 13 "Securities Repurchase Agreement Obligations" in the notes to our consolidated financial statements contained in Part II Item 8 of this annual report.
Long-term
On October 21, 2021, our subsidiary Freedom Finance Special Purpose Company LTD ("Freedom SPC") issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $65.1 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200.2 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds were issued within the Freedom SPC's $1 billion bond program that is valid until December 31, 2033. For the first and second years, the annual interest rate for such bonds was 12%, and for subsequent years the interest rate is 10.39% (being the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%). On September 16, 2024, Freedom SPC authorized $199.3 million bonds due September 16, 2026 under the same program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024. In May 2025, Freedom SPC authorized and placed $328.2 million bonds due 2027 denominated in U.S. dollars, euros, and Chinese yuans under the Freedom SPC's $1 billion program, as amended. The U.S. dollar, euro and Chinese yuan bonds have annual interest rate of 10%, 8%, 9.0% respectively, payable on a quarterly basis. On October 10, 2025, Freedom SPC issued U.S. dollar-denominated bonds due October 10, 2028, in an aggregate principal amount of $269.7 million under the Freedom SPC's $1 billion program, with 9.5% annual interest all of which were placed during the three months ended December 31, 2025. On March 19, 2026, Freedom SPC issued U.S. dollar-denominated bonds due March 19, 2029, in an aggregate principal amount of $400 million under the Freedom SPC's second $1 billion program, with 9.0% annual interest, of which $186.5 million were placed during the three months ended March 31, 2026. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX.
As of March 31, 2026, there was an aggregate of $1,261.1 million in principal amount of Freedom SPC bonds, outstanding. The aggregate accrued interest as of March 31, 2026 for the Freedom SPC bonds due 2026, the Freedom SPC bonds due 2027, the Freedom SPC bonds due 2028, and the Freedom SPC bonds due 2029 was $12.2 million.
On June 21, 2019, SilkNetCom, a FRHC's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $27.8 million. The loan is subject to a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of March 31, 2026, the outstanding aggregate amount under the loan was $12.06 million, including $13.5 million of principal amount and $353.8 thousand of accrued interest. The purpose of obtaining this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
Freedom Bank KZ entered into two KZT-denominated loan agreements with JSC "Agrarian Credit Corporation": one entered into in January 2026 in a principal amount of $13.73 million at a fixed annual interest rate of 1.5%, with a maturity date of March 2027, and one entered into in December 2025 in a principal amount of $16.29 million at a fixed annual interest rate of 1.5%, with a maturity date of December 2040. As of March 31, 2026, the outstanding aggregate principal amount under these loans was $30.03 million. The purpose of obtaining these loans was for further lending by Freedom Bank KZ to entities operating in the agro-industrial sector of Kazakhstan and agricultural production cooperatives.
Freedom Bank KZ entered into multiple KZT-denominated loan agreements with "Damu" Entrepreneurship Development Fund during the period from May 2025 through November 2025. The loans carry fixed annual interest rates ranging from 2.0% to 3.5%, with maturity dates ranging from December 2031 to May 2040. As of March 31, 2026, the outstanding aggregate principal amount under these loans was $53.47 million. The purpose of obtaining these loans was to support small and medium-sized businesses through subsequent lending on preferential terms, aiming to stimulate entrepreneurship and promote economic development. These loans do not impose any financial covenants.
During the fiscal 2025, Freedom Bank KZ established three Kazakhstan law bond programs: (i) a program of up to 100 billion Kazakhstani tenge, of which 7-year bonds for 50 billion Kazakhstani tenge which have been listed on the KASE, with a floating interest rate to be determined following the first trades, (ii) a program of up to 200 billion Kazakhstani tenge, of which 2-year bonds for 36 billion Kazakhstani tenge have been listed on the KASE with a fixed interest rate determined following the first trades, and (iii) a program of up to $300 million, of which 2-year bonds for $50 million have been listed on the KASE with a fixed interest rate to be determined following the first trades. None of the bonds within the Freedom Bank KZ's bond programs have been placed to investors. Going forward, Freedom Bank KZ may decide to place any or all of these the bonds as needed to support its liquidity.
Net Capital and Capital Requirements
A number of our subsidiaries (and, in certain instances, FRHC as their owner) are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. This is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
At March 31, 2026, these minimum net capital and capital adequacy requirements for each company ranged from approximately $2.1 million to $231.1 million and fluctuate depending on various factors. At March 31, 2026, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $518.2 million. FRHC and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at March 31, 2026.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements contained in Part II Item 8 of our annual report. As of March 31, 2026, the Company had goodwill of $51.1 million.
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
Insurance reserves
For insurance reserves, please refer to Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in this annual report on Form 10-K.
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
Based on investment positions as of March 31, 2026 and 2025, a hypothetical 50 basis point (for USD, EUR denominated securities) and 200 basis point (for other currencies) increase in interest rates across all maturities would have resulted in $104.0 million and $87.7 million incremental decline in the fair market value of the trading portfolio and in $20.7 million and $13.8 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $96.1 million and $50.7 million incremental increase in the fair market value of the trading portfolio and in $19.0 million and $10.3 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates (UAE), Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France, Poland, and Italy. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
As of March 31, 2026 and 2025, based on our analyses, we estimate that a 10% decrease in the value of all currencies compared to the U.S. dollar would result in the following:
•A total loss of $92.7 million in 2026 and $90.0 million in 2025.
•A loss of $150.3 million on trading securities in 2026 and $131.3 million in 2025.
•A gain of $57.6 million, excluding trading securities, in 2026 and a gain of $41.3 million in 2025.
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
As of March 31, 2026, and 2025, our exposure to equity investments at fair value was $174.6 million and $111.1 million, respectively. Based on an analysis of the March 31, 2026 and 2025 (not including trading portfolio) balance sheets we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $17.5 million and $11.1 million, respectively.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are exposed to credit risk through our products and assets, such as loans issued, marginal lending, derivatives, debt securities, reverse repurchase agreements, and trading account assets.
The table below presents the current credit ratings of issuers of securities in our proprietary portfolio as of March 31, 2026 and 2025:

	March 31, 2026
	>BB	<BB	Not rated	Total

Non-U.S. sovereign debt	$1,337,321	$256	$—	$1,337,577
Corporate debt	748,691	26,585	18,574	793,850
Corporate equity	120,637	2,292	43,465	166,394
U.S. sovereign debt	33,060	—	—	33,060
Exchange traded notes	4,079	1,063	3,077	8,219
Total trading securities	$2,243,788	$30,196	$65,116	$2,339,100

Non-US sovereign debt	240,453	—	—	240,453
Corporate debt	260,437	11,851	39,316	311,604
US sovereign debt	21,981	—	—	21,981
Total available-for-sale securities, at fair value	$522,871	$11,851	$39,316	$574,038

Non-US sovereign debt	429,215	208	—	429,423
Total held-to-maturity securities	$429,215	$208	$—	$429,423

Total investment securities	$3,195,874	$42,255	$104,432	$3,342,561

	March 31, 2025
	>BB	<BB	Not rated	Total

Non-U.S. sovereign debt	$1,257,719	$24,376	$355	$1,282,450
Corporate debt	702,564	94,980	10,441	807,985
Corporate equity	67,432	1,999	36,796	106,227
U.S. sovereign debt	73,787	—	—	73,787
Exchange traded notes	1,326	—	3,511	4,837
Total trading securities	$2,102,828	$121,355	$51,103	$2,275,286

Corporate debt	231,770	11,533	427	243,730
Non-US sovereign debt	207,659	572	—	208,231
US sovereign debt	21,626	—	—	21,626
Total available-for-sale securities, at fair value	$461,055	$12,105	$427	$473,587

Non-US sovereign debt	65,860	—	—	65,860
Total held-to-maturity securities	$65,860	$—	$—	$65,860

Total investment securities	$2,629,743	$133,460	$51,530	$2,814,733
Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of MiFID, Central Bank of Armenia and the AFSA. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin lending increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2026, we had $4,632,506 in margin lending receivables from our customers, $3,286,545 of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
Cybersecurity Risk

Cybersecurity risk refers to the risk of loss, or damage to our reputation, resulting from inadequacies or breaches in our control processes, including IT, information security, data protection and AI incidents, that could lead to penetration, disruption, integrity violation or misuse of our information systems and data.

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

We are subject to regulation from numerous regulators, which include the NBK, the AFSA, the ARDFM, CySEC and the SEC. From time to time, we are, have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We could experience negative publicity and reputational damage as a result of the foregoing, as well as lawsuits, claims or regulatory actions. The legal costs associated with responding to the regulatory investigations can be substantial, regardless of the outcome. We have received, and are likely to continue to receive, various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. Since 2021, the Company and certain of our officers and directors have received several document subpoenas, document requests and subpoenas and requests for testimony from the SEC’s Division of Enforcement. In the context of certain of those requests, on March 11, 2026, the Company and the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov received a Wells Notice from the SEC staff in connection with the SEC investigation. For additional information about the SEC investigation and its potential outcome see Note 29 "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. Any of the foregoing could, individually or in the aggregate, materially adversely affect, our reputation, business, financial condition, results of operations, prospects, and cash flows.
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
Geopolitical Risk
Geopolitical conflicts, such as the ongoing Russia-Ukraine war, war involving Iran and escalating tensions in the Middle East and other regions, have contributed to increased volatility and uncertainty in global financial markets. Such conflicts frequently result in sanctions, trade restrictions, and countermeasures between countries, leading to disruptions in international trade flows, financial transactions, and economic activities. These developments may trigger shortages or price increases for critical commodities, energy resources, and transportation services, amplifying inflationary pressures and influencing central banks' interest-rate policies worldwide. Furthermore, heightened geopolitical tensions increase the risks associated with cybersecurity threats, operational disruption, supply chain disruptions, payment delays, and failures to settle financial transactions. The extent, severity, and duration of these conflicts, sanctions, and associated market disruptions remain uncertain, making it challenging to accurately predict their potential impact on our business, liquidity, financial condition, and results of operations.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. and subsidiaries (the "Group") as of March 31, 2026 and 2025, the related consolidated statements of operations and other comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Group's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2026, expressed an unqualified opinion on the Group's internal control over financial reporting.

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

Revenue recognition – Fee and commission income from brokerage services from one institutional brokerage customer – Refer to Notes 2, 7, 19 and 29 to the financial statements

Critical Audit Matter Description

As discussed in Note 2, Note 7 and Note 19 to the financial statements, a substantial part of fee and commission income earned from Brokerage segment is generated from one institutional brokerage customer. The transactions from this institutional brokerage customer and from other customers of the Group are included in omnibus accounts with third party brokers where the Group may use the assets within these omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of the Group. As a result, certain trades executed by customers of the Group are internalized by effectively matching customers’ purchase orders with short positions taken by the institutional brokerage customer within the omnibus accounts (the “internalized trades”).

In addition, as described in Note 29, the Group received a Wells Notice from the Securities and Exchange Commission (the “SEC”) in connection with an investigation which includes the Group’s accounting practices related to internalized trades.

We identified recognition of fee and commission income from brokerage services as a critical audit matter due to the existence of these internalized trades which are settled through prime brokers or clearing firms. These internalized trades increase the complexity of the application of the requirements for revenue recognition under ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 940 Financial Services: Brokers and Dealers (“ASC 940”) specifically as to whether the Group has satisfied its performance obligations for these customers at the trade date when revenue is recognized and determining if the Group is acting as an agent for its customers or as a principal in these transactions. Furthermore, the internalized trades involve a significant volume of transactions which increase the risks of overstatement of fee and commission income from brokerage customers.

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
•We tested a sample of transactions placed both by customers and institutional brokerage customer and how these transactions are reflected in the omnibus accounts. We tested that the revenue recognition for these contracts was in accordance with the requirement in ASC 606 and ASC 940. We also confirmed that these transactions were individually transmitted and settled through a prime broker.
•With the assistance of our professionals with expertise in IT, we identified the significant systems used to process the trading orders, the fee and commission income from brokerage customers and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
•We tested automated controls within the fee and commission income from brokerage customers stream, including the controls designed to ensure the completeness and accuracy of the income.
•We tested automated controls over trading acceptance and operation of the omnibus accounts.
•We tested automated controls over the routing of customer orders to prime brokers.
•We tested samples of transactions recorded to confirm the existence of the customer and the occurrence and existence of the relevant transactions in our sample.
•We tested other internal controls within fee and commission income from brokerage customers stream, including controls designed to reconcile the income from the source document to the general ledger.
•We performed substantive testing, for a sample of transactions, where we agreed the amounts of revenue recognized to source documents and tested the mathematical accuracy of the recorded revenue.
•We obtained and read the Wells Notice and the Group’s response submission to the SEC and evaluated whether the Group’s disclosures in the financial statements were consistent with the Group’s response to the Wells Notice.
•We obtained and read a legal opinion issued by one of the Group’s external legal counsel regarding what the Group’s performance obligations are in relation to its brokerage customers contracts and how these apply to the internalized trades.

Contingencies – SEC Wells Notice – Refer to Notes 2 and 29 to the financial statements

Critical Audit Matter Description

As discussed in Note 2, the Group recognizes a liability when a loss is considered probable and the amount can be reasonably estimated. If a material loss contingency is reasonably possible but not probable, the Group does not record a liability but discloses the nature and amount of the claim, as well as an estimate of the potential loss, if such an estimate can be determined. As discussed in Note 29, the Company and Company’s controlling shareholder, chairman and chief executive officer, Timur Turlov received a Wells Notice from the SEC staff. The Wells Notice provides that the SEC staff has made a "preliminary determination" to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. As at March 31, 2026 management concluded that they cannot reasonably estimate the reasonably possible loss (or range of loss), if any, and other possible consequences from an enforcement action.

The principal considerations for our determination that performing procedures relating to the contingent liabilities from legal proceedings related to the Wells Notice is a critical audit matter are (i) the significant judgment by management when assessing whether a liability from a contingency is probable or possible and when determining a loss or range of loss can be reasonably estimated; (ii) a significant degree of audit judgment and effort in obtaining and evaluating the audit evidence related to management's assessment of the contingent liabilities; and (iii) the audit effort involved in the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included:

•We obtained and read the Wells Notice and the Company’s response submissions to the SEC.
•We obtained an understanding of the status of ongoing discussions with the SEC through management inquiries, meeting with internal and external legal counsel and inspection of relevant documentation.
•We evaluated the design and tested the operating effectiveness of controls relating to management's assessment of contingencies, including controls over assessing whether a liability from a contingency is reasonably possible or probable and when determining whether the amount can be reasonably estimated, as well as the related financial statement disclosures.
•We confirmed with internal and external legal counsel the possibility or probability of an unfavorable outcome and the extent to which a loss or range of loss is reasonably estimable.
•We evaluated the reasonableness of management's assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable.
•We evaluated the sufficiency of the Group's contingent liability disclosure related to the Wells Notice and consistency with the Company’s response to the Wells Notice.

Adoption of Long-Duration Targeted Improvements (“LDTI”) - Refer to Notes 2, 3 and 17 to the financial statements

Critical Audit Matter Description

As discussed in Note 2, Note 3 and Note 17, effective for annual periods beginning April 1, 2025, the Group adopted ASU 2018-12 Long-Duration Targeted Improvements using the modified retrospective transition method with a transition date of April 1, 2023, which affected the measurement and presentation of long-duration insurance contracts.

LDTI revised the accounting guidance for long-duration insurance contracts by introducing changes to the recognition, measurement, presentation, and disclosure requirements applicable to the Group. The principal changes include periodic updating of cash flow assumptions used in measuring the liability for future policy benefits (“LFPB”), updates of discount rate assumptions, recognition of assumption changes within insurance claims and policyholder benefits, net of reinsurance, and recognition of discount rate impacts through other comprehensive income. The standard also replaced the previous deferred acquisition costs (“DAC”) amortization approach with a constant-level amortization method over the expected contract term and expanded disclosure requirements through enhanced rollforwards and disaggregated presentation of LFPB and DAC balances. As a result of the adoption, the consolidated financial statements as of and for the years ended March 31, 2025 and 2024 have been adjusted to reflect the effects of applying the new standard.

We identified the adoption of the new standard for long-duration targeted improvements as a critical audit matter due to (i) the judgements made by management when adopting the LDTI standard and determining the adjustments, (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management's discount rate methodology, development of the discount rate curve used in determining the LFPB and economic and policyholder behavior assumptions, (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included:
•We involved senior, more experienced audit team members, including actuarial specialists, to plan and perform audit procedures.
•We tested the operating effectiveness of controls, including those related to the adoption of the new accounting standard for LDTI.
•We evaluated the appropriateness of the Company's accounting policies, methodologies, and elections involved in the adoption of the LDTI.
•We involved our actuarial specialists, to assist us in evaluating the reasonableness and conceptual soundness of the methodology and significant assumptions.
•We evaluated the new ongoing disclosures and the disclosures related to transition impact and reconciled the disclosures to underlying accounting records and supporting data.

/s/ Deloitte LLP

Almaty, Kazakhstan
June 1, 2026

We have served as the Group's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Freedom Holding Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Freedom Holding Corp. and subsidiaries (the “Group”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Group maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Group and our report dated June 1, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Astel Group Ltd. (renamed Freedom Cloud Holding Ltd. on January 8, 2026) (the “Acquired Company”), which was acquired on April 30, 2025, and whose financial statements constitute, 0.3% of total consolidated assets and 1.1% of total consolidated revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2026, respectively. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Company.

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

/s/ Deloitte LLP

Almaty, Kazakhstan
June 1, 2026

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2026	March 31, 2025 (Recasted)

ASSETS
Cash and cash equivalents	$966,115	$837,302
Restricted cash	1,246,312	807,468
Investment securities	3,342,561	2,814,733
Margin lending, brokerage and other receivables, net	4,690,782	3,319,145
Loans issued (including $21,321 and $188,445 to related parties)	2,077,606	1,595,435
Fixed assets, net	358,396	191,103
Intangible assets, net	73,319	54,186
Goodwill	51,099	49,093
Right-of-use asset	47,579	39,828
Insurance contract assets	36,849	37,183
Other assets, net (including $40,119 and $18,080 with related parties)	264,621	169,641
TOTAL ASSETS	$13,155,239	$9,915,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$1,024,923	$1,418,443
Customer liabilities	7,103,984	4,304,999
Margin lending and trade payables	689,641	1,322,241
Insurance contract liabilities	653,907	472,433
Current income tax liability	43,701	28,919
Debt securities issued	1,261,120	469,551
Lease liability	48,843	40,525
Liability arising from continuing involvement	554,594	503,705
Other liabilities	285,247	129,737
TOTAL LIABILITIES	$11,665,960	$8,690,553
Commitments and Contingent Liabilities (Note 29)	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 61,292,581 and 60,993,949 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	61	61
Additional paid in capital	314,657	246,610
Retained earnings	1,231,500	1,078,172
Accumulated other comprehensive loss	(56,939)	(100,396)
TOTAL FRHC SHAREHOLDERS' EQUITY	$1,489,279	$1,224,447

Non-controlling interest	—	117
TOTAL SHAREHOLDERS' EQUITY	$1,489,279	$1,224,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,155,239	$9,915,117
The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2026	2025 (Recasted)	2024 (Recasted)

Revenue:
Fee and commission income (including $7,680, $4,725 and $65,972 from related parties)	$489,765	$505,026	$440,333
Net gain/(loss) on trading securities	158,824	(57,810)	133,854
Interest income (including $12,703 , $1,731 and $24,941 from related parties)	882,478	864,453	828,224
Net insurance revenue	402,396	571,224	245,122
Net gain on foreign exchange operations	67,680	51,684	72,245
Net gain/(loss) on derivatives	66,772	12,404	(103,794)
Sales of goods and services	97,446	40,102	21,576
Other income	25,930	17,072	9,696
TOTAL REVENUE, NET	2,191,291	2,004,155	1,647,256

Expense:
Fee and commission expense	218,565	346,502	154,716
Interest expense	489,036	535,895	501,111
Insurance claims and policyholder benefits, net of reinsurance	259,309	260,488	117,273
Payroll and bonuses	426,471	287,347	180,283
Professional services	46,258	28,924	34,238
Stock compensation expense	68,047	59,592	22,719
Advertising and sponsorship expense (including $27,151,$18,497, and — from related parties)	103,304	124,627	38,327
General and administrative expense	222,339	162,474	120,888
Allowance for expected credit losses	52,365	62,445	21,225
Cost of sales	79,632	31,278	17,538
TOTAL EXPENSE	1,965,326	1,899,572	1,208,318

INCOME BEFORE INCOME TAX	225,965	104,583	438,938

Income tax expense	(72,637)	(28,425)	(60,419)

NET INCOME	153,328	76,158	378,519

Less: Net loss attributable to non-controlling interest in subsidiary	—	(129)	(588)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$153,328	$76,287	$379,107

OTHER COMPREHENSIVE INCOME
Change in unrealized (loss)/gain on investments available-for-sale, net of tax effect	(4,771)	4,364	6,196

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	(4,937)	681	(3,209)
Change in discount rate on liability for future policy benefits	(881)	6,807	(4,811)
Foreign currency translation adjustments	54,046	(104,102)	12,075
OTHER COMPREHENSIVE INCOME/(LOSS)	43,457	(92,250)	10,251

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$196,785	$(16,092)	$388,770

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	(129)	(588)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$196,785	$(15,963)	$389,358

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	2.56	1.28	6.43
Earnings per common share - diluted	2.51	1.26	6.39

Weighted average number of shares (basic)	59,992,357	59,393,629	58,958,363
Weighted average number of shares (diluted)	61,117,931	60,490,564	59,362,982

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non-controlling interest	Total
	Shares	Amount
At March 31, 2023 (As reported)	59,659,191	$59	$164,162	$647,064	$(34,000)	$777,285	$(6,549)	$770,736

Cumulative effect of adoption of ASU 2018-12	—	—	—	(2,597)	15,603	13,006	—	13,006

At March 31, 2023 (Recasted)	59,659,191	$59	$164,162	$644,467	$(18,397)	$790,291	$(6,549)	$783,742

Cumulative adjustment from adoption of ASC 326	—	—	—	(22,772)	—	(22,772)	—	(22,772)
Stock based compensation	662,622	1	19,626	—	—	19,627	—	19,627
Disposal of FF Ukraine	—	—	—	(6,549)	—	(6,549)	6,549	—
Purchase of Arbuz shares	—	—	—	5,457	—	5,457	3,640	9,097
Purchase of ReKassa shares	—	—	—	—	—	—	256	256
Other comprehensive income	—	—	—	—	(1,824)	(1,824)	—	(1,824)
Foreign currency translation adjustments, net of tax effect	—	—	—	—	12,075	12,075	—	12,075
Net income/(loss)	—	—	—	379,107	—	379,107	(588)	378,519

At March 31, 2024 (Recasted)	60,321,813	$60	$183,788	$999,710	$(8,146)	$1,175,412	$3,308	$1,178,720

Delivered stock awards from previous year	215,878	—	3,092	—	—	3,092	—	3,092
Forfeited stock based compensation	(310,700)	—	—	—	—	—	—	—
Stock based compensation	765,958	1	59,592	—	—	59,593	—	59,593
Other compensation	1,000	—	138	—	—	138	—	138
Purchase of Arbuz shares	—	—	—	2,175	—	2,175	(3,062)	(887)
Other comprehensive income	—	—	—	—	11,852	11,852	—	11,852
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(104,102)	(104,102)	—	(104,102)
Net income/(loss)	—	—	—	76,287	—	76,287	(129)	76,158

At March 31, 2025 (Recasted)	60,993,949	$61	$246,610	$1,078,172	$(100,396)	$1,224,447	$117	$1,224,564

Forfeited stock based compensation	(82,906)	—	—	—	—	—	—	—
Stock based compensation	381,538	—	68,047	—	—	68,047	—	68,047

Sale of Comrun LLP	—	—	—	—	—	—	(117)	(117)
Other comprehensive income	—	—	—	—	(10,589)	(10,589)	—	(10,589)
Foreign currency translation adjustments, net of tax effect	—	—	—	—	54,046	54,046	—	54,046
Net income	—	—	—	153,328	—	153,328	—	153,328

At March 31, 2026	61,292,581	$61	$314,657	$1,231,500	$(56,939)	$1,489,279	$—	$1,489,279
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2026	March 31, 2025	March 31, 2024
		(Recasted)	(Recasted)
Cash Flows From Operating Activities
Net income	153,328	$76,158	$378,519
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	34,560	17,158	14,603
Amortization of deferred acquisition costs	127,641	209,689	49,635
Noncash lease expense	18,104	14,468	9,980
Change in deferred taxes	(12,297)	(19,705)	800
Stock compensation expense	68,047	59,592	22,719
Unrealized loss/(gain) on trading securities	5,139	123,665	(95,729)
Unrealized (gain)/loss on derivatives	(13,894)	(7,415)	3,009
Net realized (gain)/loss on available-for-sale securities	(4,937)	681	(3,209)
Gain from sale of Comrun LLP	(1,636)	—	—
Gain from sale of ITS Tech	—	(4,201)	—
Revaluation of investments in associates	1,044	(1,139)	—
Net change in accrued interest	35,172	97,286	(69,289)
Loss on sale of fixed assets	141	—	—
Change in insurance reserves	147,373	228,568	95,595
Revaluation of purchase price previously held interest in Arbuz	—	—	(1,040)
Change in unused vacation reserve	9,635	2,577	5,860
Allowances for expected credit losses	52,365	62,445	21,225
Other non-cash income/expense	(129)	—	—
Changes in operating assets and liabilities:
Trading securities	24,614	827,157	(1,048,205)
Margin lending, brokerage and other receivables (including $(19,041), $41,934, and $(108,275) changes from related parties)	(1,203,073)	(1,743,595)	(1,272,652)
Insurance contract assets	(13,899)	(15,319)	(5,930)
Other assets	(175,350)	(268,976)	(74,872)
Brokerage customer liabilities (including $46,647, $48,161, and $(325,904) changes from related parties)	1,597,220	1,516,767	112,258
Current income tax liability	14,611	(4,090)	28,432
Margin lending and trade payables (including $(471), $1,789, and $(39,371) changes from related parties)	(730,025)	474,087	734,605
Lease liabilities	(17,730)	(13,699)	(10,433)
Liabilities from insurance activity	(988)	4,911	6,927
Other liabilities	70,185	43,988	32,830
Net cash flows from/(used in) operating activities	185,221	1,681,058	(1,064,362)

Cash Flows From Investing Activities
Purchase of fixed assets	(198,766)	(80,902)	(36,735)

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

Purchase of intangible assets	(23,375)	(14,426)	(7,016)
Net change in loans issued to customers	(412,193)	(435,759)	(569,151)
Purchase of available-for-sale securities, at fair value	(452,062)	(457,698)	(229,912)
Proceeds from sale of available-for-sale securities, at fair value	382,493	174,428	260,336
Purchase of held-to-maturity securities	(324,311)	(67,550)	—
Consideration paid for acquisitions	(13,150)	(18,784)	(34,513)
Cash, cash equivalents and restricted cash received from acquisitions	7,631	93	2,464
Capital contribution to investment in associate	(100)	(2,530)	—
Cash received from sale of subsidiaries	2,452	2,000	—
Cash, cash equivalents disposed from sale of subsidiaries	(55)	(542)	—
Prepayment on acquisitions	(17,719)	(19,122)	(21,708)
Refund of prepayment on acquisition	—	15,320	—
Cash, cash equivalents and restricted cash disposed as a result of deconsolidation of Freedom UA	—	—	(1,987)
Net cash flows used in investing activities	(1,049,155)	(905,472)	(638,222)

Cash Flows From Financing Activities
Net (repayment)/proceeds from securities repurchase agreement obligations	(431,540)	(1,061,430)	1,191,219
Proceeds from issuance of debt securities	783,515	201,663	206,344
Settlement and repurchase of mortgage loans under the State Program	(60,031)	(54,717)	(41,768)
Funds received under state program for financing of mortgage loans	64,712	81,359	101,926
Net change in bank customer deposits	770,449	829,072	217,561
Purchase of non-controlling interest in Arbuz	—	—	(3,228)
Net proceeds from loans received	64,524	2,475	2,518
Net cash flows (used in)/from financing activities	1,191,629	(1,578)	1,674,572

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	241,143	(137,038)	12,194
Effect of expected credit losses on cash and cash equivalents and restricted cash	(1,181)	79	(3,406)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	567,657	637,049	(19,224)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,644,770	1,007,721	1,026,945

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,212,427	$1,644,770	$1,007,721

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2026	March 31, 2025	March 31, 2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$452,976	$511,954	$474,656
Income taxes paid	$81,300	$53,922	$30,319

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$18,421	$14,755	$11,061

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2026	March 31, 2025	March 31, 2024

Cash and cash equivalents	$966,115	$837,302	$545,084
Restricted cash	$1,246,312	$807,468	$462,637
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$2,212,427	$1,644,770	$1,007,721
The accompanying notes are an integral part of these consolidated financial statements

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. ("FRHC" and, together with its subsidiaries, the "Company" or the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services information, processing services and lifestyle services. The Company also owns several ancillary businesses, which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in a developmental stage. FRHC is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates (UAE), Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France and Poland and the Group also has a representative office in Italy. FRHC's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). FRHC's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX"). FRHC's common stock is included in Russell 3000® Index.
As of March 31, 2026, FRHC owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area(1)
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Prime Executions, Inc. (d/b/a Freedom Capital Markets) ("FCM")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Türkiye	Securities broker-dealer
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
Insurance Segment
LIC Freedom Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales
Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Digital Exchange CJSC	Kyrgyzstan	Digital asset services
Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Finance Commercial LLP	Kazakhstan	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Tajikistan LLC	Tajikistan	Bank Payment Agent
Freedom Pay Kyrgyzstan LLC	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP ("Aviata")	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP ("Freedom Media")	Kazakhstan	Media and entertainment
Freedom Cloud LLP ("Freedom Cloud")	Kazakhstan	Telecommunications
SilkNetCom LLP ("SilkNetCom")	Kazakhstan	Telecommunications
Elitecom LLP	Kazakhstan	Telecommunications
Freedom Cloud Holding Ltd. (formerly, Astel Group Ltd., renamed on January 8, 2026) ("Freedom Cloud Holding")	Kazakhstan	Holding company
Arna-Sprint Data Communications JSC	Kazakhstan	Rental and leasing of other personal items and household goods
Astel JSC	Kazakhstan	Other wireless telecommunications
Freedom Kazakhstan Ltd.	Kazakhstan	Holding company
Freedom Advertising Ltd. ("Freedom Advertising")	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit organization
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Events LLP	Kazakhstan	Concert and events organizations
Freedom Tech Ltd.	Kazakhstan	IT services
Freedom Ventures Ltd.	Kazakhstan	Investment company
Freedom Home LLP	Kazakhstan	Housing and utilities software solutions
Freedom Auto LLP	Kazakhstan	E-commerce and logistics
Freedom Travel LLP	Kazakhstan	Travel agency operations
Freedom Media Group Ltd	Kazakhstan	Holding company
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE	UAE	Consulting
Freedom Management Ltd.	UAE	Consulting
Freedom Telecom International FZE	UAE	Telecommunications
Freedom Finansial Hizmetler Anonim Şirketi	Türkiye	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited	UK	Management consulting

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC ("FSP")	Cyprus	Financial services
Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company
Freedom24 Bulgaria VCC	Bulgaria	Tied Agent of Freedom EU
Freedom24 Greece Single Members P.C	Greece	Tied Agent of Freedom EU
Freedom24 Poland LTD	Poland	Tied Agent of Freedom EU
Freedom24 Lithuania, UAB	Lithuania	Tied Agent of Freedom EU
Freedom24 Iberia SL	Spain	Tied Agent of Freedom EU
Freedom24 Netherlands B.V.	Netherlands	Tied Agent of Freedom EU
Freedom24 Austria GmbH	Austria	Tied Agent of Freedom EU
Freedom24 France	France	Tied Agent of Freedom EU
Freedom24 Portugal, LDA	Portugal	Tied Agent of Freedom EU
Freedom24 C	Cyprus	EMI license acquisition
Freedom24 P	Cyprus	EMI license acquisition
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro, Inc.	USA	Event platform
Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		83
(1)    The classification of subsidiaries under the heading "Business Area" does not constitute, imply, or represent that any such subsidiary holds, or is required to hold, any license, registration, consent, or other regulatory authorization in respect of the relevant business activities.
Through its subsidiaries, the Company offers a diverse range of financial services, including banking, brokerage, and insurance. The Company also provides lifestyle services such as online payments, travel, ticketing, e-commerce, and telecommunications and media businesses in Kazakhstan that are in a developmental stage. It operates as a professional participant in the financial markets, holding banking and insurance licenses, as well as licenses to provide various services across multiple stock exchanges, including the KASE and the AIX, the Republican Stock Exchange of Tashkent, and the Uzbek Republican Currency Exchange. Additionally, our U.S. subsidiary FCM it is a member of the New York Stock Exchange ("NYSE") and the Nasdaq Stock Exchange ("Nasdaq"). Freedom EU enhances the Company's offerings by providing customers with operational support and access to investment opportunities in the United States and the European securities markets.
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
Prior Period Reclassifications
Certain prior-period amounts have been reclassified and disaggregated to conform to the current-period presentation. In the consolidated statements of cash flows, purchases of intangible assets are now presented separately within cash flows from investing activities. This is a presentation reclassification/disaggregation rather than a change in accounting principle or an

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
error correction, as it did not affect previously reported net income, comprehensive income, total assets, total liabilities, equity, or net cash provided by or used in operating, investing or financing activities.
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As of March 31, 2026 there are no VIEs in respect of the Company.
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

The Group launched a cashback-based loyalty program, according to which cashback is provided for purchases made with Bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price.

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	2026	2025	2024
Single non-related party	366,966	317,536	296,257

For the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024 the amounts in the table above included fee and commission income earned from one customer in the amount of $345,523, $284,728 and $196,663, respectively and interest income from margin loans to customer in the amount of $21,443, $32,808 and $99,594, respectively.

Transaction-Based Revenues

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The Company earns transaction-based revenue by routing and executing customer orders in equities, options, fixed-income securities and other exchange-traded products. Individual customer trade orders may be executed within our omnibus accounts with third party brokers resulting in simultaneous buy and sell orders on the same security being issued to the third party brokers. The Company's single performance obligation to each customer is satisfied at the point in time each individual order is executed, which is when the customer obtain substantially all of the benefits from the services. The transaction price is established at execution and consists of per-instrument or per-contract commissions and a fixed percentage of the notional trade value.

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

Based on the contractual arrangements with customers, the Company acts as an agent on behalf of its clients by facilitating customers to enter into long and short positions within the Company's omnibus accounts. The Company facilitates the purchase and sale of securities and securities lending transactions through its platforms by routing purchases and sales transactions from its customers, including the market-making customer through its prime brokers. All the customers, including the market-making customer, act on a principal basis and assume the associated market and counterparty risks of their respective positions. The Company does not act as a counterparty to its clients’ buy or sell transactions but may provide them with margin loans and securities lending transactions. The Company's clients have control of the securities they transact on the Company's platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on the Company's Consolidated Balance Sheets.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Interest income from marginal lending includes income accrued on off-balance sheet arrangements, which mainly include repurchase agreements of the Group's brokerage customers.

Loans

The Group's loan portfolio is divided into: mortgages, corporate loans, loans to small and medium-sized enterprises (“SME”), purchased retail loans, car loans, retail loans and other loans. Mortgage loans consist of loans provided to individuals to purchase residential properties, which is used as collateral for the loan. Margin loans are not classified as part of the Group's loan portfolio and are instead recorded on the Consolidated Balance Sheets under Margin lending, brokerage and other receivables, net. Additionally, most of our mortgage loans, corporate loans, loans to SME, car loans, and retail loans are digital in nature.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Under CECL, the Group's methodology to establish the allowance for loan losses has two basic components: (1) a collective CECL component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual CECL component for loans that do not share common risk characteristics.

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

In assessing the Probability of Default (PD) for loans with common risk characteristics, the Group uses average monthly loan balance flowing across delinquency buckets preferably over a period of five years or more. Based on the weighted average maturity of loans with common risk characteristics, using the Markov chain method, the proportion of possible loan agreements with overdue debts over 90 days is determined, based on factual calculations, which are used to determine the PD for a pool of loans. If there are no own statistics, then the calculation of PD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years. The resulting PD indicator is adjusted for qualitative or internal and external environmental factors not considered within the model, but which are relevant in estimating the expected credit losses within the loan portfolio. The macroeconomic indicators impacting the expected risk of loss within the loan portfolios may include the following: GDP, Brent oil price, inflation, base interest rate and exchange rate. These macroeconomic indicators are recalculated once per year, used throughout the year and for all loan types. For defaulted loans, PD of 100% is applied, for non-impaired loans PD for the average life of the pool is recognized at inception.

In order to estimate the loss given default (LGD) for loans with common risk characteristics, the Company uses collateral valuations for secured loans and historical data on recoveries through cash repayments of defaulted loans for unsecured loans. For secured loans the Company takes into account the latest market value of the collateral on the calculation date. First, liquidity ratios are applied to market values based on the type of collateral, after which the value of the collateral is discounted at the original effective interest rate of the loan agreement for the risk periods corresponding to the types of collateral. The LGD calculation methodology is the same for both non-impaired and defaulted secured loans. For unsecured loans, the Group uses the average monthly share of repayments of defaulted loans over the past 5 years, discounted back at the weighted average effective interest rate. If there are no sufficient own statistics, then the calculation of LGD is carried out on the basis of statistics of State Credit Bureau JSC on past events for a period of five or more years.

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
Loan portfolio risk elements and credit risk management

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Credit risk management. When implementing credit risk management processes, the Group is guided by internal policies and procedures, which define the main goals, objectives, principles, priority areas for the formation of an internal effective credit risk management system that corresponds to the current market situation and the Group's development strategy, and ensures effective identification, measurement, monitoring and control of the Group's credit risk. In order to minimize credit risk, the Group has developed procedures for managing internal risk appetite limits for currencies, countries, sectors of the economy, business categories and products, types of collateral, concentration of risk on the top 20 borrowers, debts of a group of related borrowers, etc. Control over the level of limits on credit risk is carried out by the Group's dedicated credit risk team through the preparation of monthly management reports, which include, but are not limited to, information on the quality of the loan portfolio, its classification in accordance with the requirements of reporting standards, on the amount of exposure to credit risk, including a group of related borrowers, on the concentration of credit risk of the largest borrowers and borrowers as related parties to the Group, on the internal rating of borrowers, etc. When analyzing a borrower, the Group uses the following information to assess creditworthiness: the borrower's existing loans, the presence of overdue debt, income, age, work experience and dynamics of credit behavior.

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

Corporate loans. Corporate loans consist of loans provided to corporate borrowers primarily for working capital, investment, capital expenditure and other business financing purposes. Corporate loans may be structured as term loans, credit lines or other commercial lending products and may be secured or unsecured depending on the borrower’s credit profile, repayment capacity and approved credit terms. The Group evaluates corporate borrowers based on their financial condition, cash flows, business activity, repayment capacity, credit history, industry risk, collateral coverage, guarantees, compliance with contractual covenants and other relevant credit risk indicators. Corporate loans are monitored through periodic credit reviews, analysis of repayment performance, updated borrower financial information, collateral monitoring and other information indicating changes in credit risk. Corporate loans are generally secured by real estate, cash deposits, securities, guarantees or other collateral.

Purchased retail loans. Purchased retail loans consist of unsecured consumer loans and related rights of claim to individuals that were originated by third-party or related-party financial institutions and subsequently acquired by the Group through assignment, cession or similar purchase arrangements. Purchased retail loans include loans historically acquired from Microfinance Organization Freedom Finance Credit LLP and recognized within loans issued following the termination or release of the related cession and credit-protection arrangements, as well as other retail loans that may be acquired by the Group. Purchased retail loans are recognized when the Group obtains the contractual rights to receive cash flows from the underlying borrowers and assumes the related credit risk. Purchased retail loans are recorded within loans issued and are subsequently accounted for in accordance with the Group’s policies applicable to loans measured at amortized cost. Any purchase discount, premium or other purchase-related adjustment is considered in determining the carrying amount of the purchased loan and is recognized over the expected life of the loan, as applicable. The Group

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
evaluates purchased retail loans based on the credit characteristics of the underlying borrowers, payment history, delinquency status, expected recoveries, historical loss experience and other relevant credit risk indicators. Purchased retail loans are monitored for delinquency, write-off and expected credit losses in accordance with the Group’s credit risk management and allowance for credit loss policies applicable to its loan portfolio.

Loans to SME. The Group provides loans to small and medium-sized enterprises and individual entrepreneurs for working capital, business development and other commercial purposes. Loans to SME may be issued under the Group’s own lending programs or, where applicable, under government or quasi-governmental programs, including programs with subsidized interest rates or partial credit support. Loans to SME may be unsecured or secured, depending on the borrower’s credit profile, product terms and approved credit structure. Collateral, where obtained, may include guarantees, cash deposits, highly liquid financial assets or other collateral acceptable under the Group’s credit policies. Collateral requirements and loan limits are established at origination and monitored in accordance with the Group’s credit risk management procedures. Loans to SME are recorded within loans issued and are subsequently measured at amortized cost, net of allowance for credit losses.

Retail loans. Retail loans consist of loans issued to individuals for consumer and other personal purposes, excluding mortgage loans, car loans and purchased retail loans, which are presented separately. Retail loans include unsecured consumer loans, credit card-related exposures and other retail banking loans originated by the Group. Certain retail loans may also be secured by cash deposits, highly liquid financial assets, guarantees or other eligible collateral, depending on the product type and approved credit terms. The Group makes retail lending decisions based on internal scoring models, credit bureau data, customer income, repayment history, behavioral data, information from official sources and other relevant credit risk indicators. The Group also considers applicable regulatory requirements, including limits on the borrower’s debt service burden. If the borrower does not satisfy the Group’s credit criteria or applicable regulatory requirements, the loan application is rejected. Retail loans are issued under the Group’s own lending programs and, where applicable, under government or subsidized lending programs. Retail loans are recorded within loans issued and are subsequently measured at amortized cost, net of allowance for credit losses.
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
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Kazakhstan tenge, the euro, the U.S. dollar, the Uzbekistani sum, the Kyrgyzstani som, the Azerbaijani manat, the British pound sterling, the Armenian dram, the United Arab Emirates dirham and the Turkish lira, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average quarterly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss". The Group uses exchange rates from the NBK for foreign currency translation purposes.
Cash and cash equivalents
Cash and cash equivalents are generally comprised of cash and certain highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents include reverse repurchase agreements with a

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
maturity of less than 90 days and where the credit risk of the counterparty is low, which are recorded at the amounts at which the securities were acquired plus accrued interest.
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
Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in net gain on trading securities. Interest earned and dividend income are recognized in the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in interest income and other income, respectively, according to the terms of the contract and when the right to receive the payment has been established.
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
Contingencies

The Group records loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Group does not record an accrual for a loss contingency but describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred.
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
Margin lending, brokerage and other receivables comprise margin lending receivables, receivables from telecommunication services, brokerage commissions and other receivables related to the securities brokerage, banking and telecommunication

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
activity of the Group. At initial recognition, margin lending, brokerage and other receivables are recognized at fair value. Subsequently, margin lending, brokerage and other receivables are carried at cost net of any allowance for credit losses.
For both individual and institutional brokerage customers, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the customer or may use such financial instruments for its own account or the account of another customer. The Group maintains omnibus brokerage accounts for certain institutional brokerage customers, in which transactions of the underlying customers of such institutional customers are combined in a single omnibus account with our third party broker. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours.
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
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Group periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. During the fiscal year ended March 31, 2026 and 2025 the Group did not record any charges for impairment of long-lived assets.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Group conducts impairment testing on an annual basis or whenever indicators of potential impairment arise. The impairment testing involves comparing the carrying amount of each reporting unit, including its allocated goodwill, to its fair value. If the carrying amount exceeds the fair value, an impairment loss is recognized.

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

As of March 31, 2026 and 2025, goodwill recorded in the Group's Consolidated Balance Sheets totaled $51,099 and $49,093 respectively. The Group performs an impairment review at least annually unless indicators of impairment exist in interim periods. The entity compares the fair value of a reporting unit with its carrying amount. The goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying amount, no impairment is recorded.
The goodwill value at March 31, 2026 increased compared to March 31, 2025, primarily as a result of the acquisition of 100% interest in Freedom Cloud Holding (formerly, Astel Group Ltd., renamed on January 8, 2026) by Freedom Telecom and the effect of foreign currency translation. Excluding the impact of acquisition of Freedom Cloud Holding, goodwill decreased due the sale of Comrun LLP.
The changes in the carrying amount of goodwill for the years ended March 31, 2026 and March 31, 2025, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Foreign currency translation difference	(120)	(11)	(119)	(4,245)	(4,495)
Acquired	—	—	—	940	940
Balance as of March 31, 2025	2,568	$2,735	$921	$42,869	$49,093
Foreign currency translation difference	50	(280)	49	1,737	1,556
Write-off due to the sale	—	—	—	(560)	(560)
Acquired	—	—	—	1,010	1,010
Balance as of March 31, 2026	2,618	$2,455	$970	$45,056	$51,099

Accumulated impairment
Balance as of March 31, 2024	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of March 31, 2025	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of March 31, 2026	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of March 31, 2024	$2,688	$2,746	$1,040	$46,174	$52,648
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Balance as of March 31, 2026	$2,618	$2,455	$970	$45,056	$51,099

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Business combinations and acquisitions
Acquisitions of businesses not under common control are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred by the Group, liabilities incurred by the Group to the former owners of the acquiree and the equity interests issued by the Group in exchange for control of the acquiree. Acquisition-related costs are generally recognized in profit or loss as incurred. The assets and liabilities acquired are recognized, with certain exceptions such as deferred taxes, at their fair values at the acquisition date.

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
The Group will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2026 and 2025, the Group had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Group to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Group has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2026 and 2025.
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

The Pillar Two rules generally impose a 15% minimum effective tax rate, determined on a jurisdictional basis, through an income inclusion rule (“IIR”), an undertaxed profits rule (“UTPR”), and/or a qualified domestic minimum top-up tax (“QDMTT”), depending on the legislation enacted in each relevant jurisdiction. As of March 31, 2026, Pillar Two legislation has been enacted in certain jurisdictions in which the Group operates, including Germany, the United Kingdom,

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Türkiye, Cyprus and the United Arab Emirates. The United Arab Emirates has implemented a domestic minimum top-up tax but has not implemented an IIR.

The OECD has issued transitional safe harbour rules intended to reduce initial compliance burdens for in-scope groups. Under the updated OECD guidance issued in January 2026, the transitional country-by-country reporting safe harbour is available for fiscal years beginning on or before December 31, 2027, but not for fiscal years ending after June 30, 2029, subject to meeting the applicable requirements. Based on the Group’s assessment of the fiscal year ended March 31, 2026, the Group expects that certain jurisdictions may qualify for one or more of the transitional safe harbour tests. However, Kazakhstan and Cyprus did not qualify for the transitional safe harbour based on the Group’s preliminary assessment.
On January 5, 2026, the OECD released the Side-by-Side package, which includes a Side-by-Side Safe Harbour for multinational enterprise groups whose ultimate parent entity is located in a jurisdiction with a Qualified Side-by-Side Regime. The OECD Central Record lists the United States as a jurisdiction with a Qualified Side-by-Side Regime for fiscal years commencing on or after January 1, 2026. Because the Group’s Ultimate Parent Entity is located in the United States, which is listed by the OECD as a jurisdiction with an Eligible Side-by-Side Regime, the Group is eligible to elect the Side-by-Side Safe Harbour for fiscal years commencing on or after January 1, 2026. Accordingly, the Group expects to apply this safe harbour beginning with its fiscal year commencing April 1, 2026, subject to the applicable election and reporting requirements. Where validly elected, the Side-by-Side Safe Harbour generally deems top-up tax to be zero for purposes of the IIR and UTPR. The safe harbour does not apply to QDMTTs and does not affect fiscal years commencing before January 1, 2026.

In this regard, Side-by-Side Safe Harbour does not apply to QDMTTs and does not affect the Group’s fiscal year ended March 31, 2026. The Group will continue to evaluate the impact of Pillar Two for future periods, including any exposure under QDMTT rules and applicable filing and reporting obligations.

Transitional Safe Harbor Rules

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

Based on FY 2026 results, assessments indicate that all jurisdictions except Kazakhstan and Cyprus qualify for at least one of the safe harbor tests.

Side-by-Side Administrative Guidance

On January 5, 2026, the OECD released the Side-by-Side package, which provides relief from the Pillar Two IIR and UTPR for multinational groups whose ultimate parent entity is located in a jurisdiction with a Qualified Side-by-Side regime, for fiscal years beginning on or after January 1, 2026. OECD materials issued in January 2026 indicate that the United States is treated as an Eligible Side-by-Side regime jurisdiction. Given that Group’s ultimate parent entity is located in the United States, the Group may access this relief for those fiscal years i.e. top-up tax should not arise under the IIR or UTPR for the constituent entities for fiscal years covered by the election. This relief does not apply to QDMTTs and does not affect fiscal years beginning before January 1, 2026.

Consistent with this, although Kazakhstan had not yet enacted Pillar Two legislation and Uzbekistan, Azerbaijan and Armenia had not yet made a public enactment announcement, low-taxed entities in those jurisdictions should not create IIR or UTPR exposure for the Group in other jurisdictions for fiscal years in which the Group qualifies for and elects the Side-by-Side Safe Harbour. Accordingly, low-taxed income in Kazakhstan should not be reallocated under UTPR to jurisdictions such as Cyprus, Germany, the United Kingdom or Türkiye for those fiscal years. Any potential exposure to QDMTTs would remain unaffected.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Fair Value
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
Insurance contract assets and liabilities
The Group's insurance operations, conducted through Freedom Finance Life JSC ("Freedom Life") and Freedom Finance Insurance JSC ("Freedom Insurance"), write both long-duration and short-duration insurance contracts as defined in ASC 944. Effective for annual periods beginning April 1, 2025, the Group adopted ASU 2018-12 (LDTI) using the modified retrospective transition method with a transition date of April 1, 2023, which affected the measurement and presentation of long-duration contracts.
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
Deferred acquisition costs
Deferred acquisition costs (DAC) are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Group had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset within Insurance contract assets on the balance sheet and amortized to expense in a systematic manner.
For long-duration contracts, effective with the adoption of LDTI, DAC is amortized on a constant-level basis over the expected contract term, grouped by issue-year cohort, in accordance with ASC 944-30-35-3A as amended by LDTI. DAC on long-duration contracts is not subject to impairment testing or loss-recognition assessment under LDTI. For short-duration contracts DAC continues to be amortized over the effective period of the related insurance policies.
DAC amortization for both long-duration and short-duration contracts is recognized within Fee and commission expense.
Insurance and reinsurance payable

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Payables on insurance business comprise advances received, amounts payable to insured (claims and premium refund payable) and amounts payable to agents and brokers, and advances received from insurers and reinsurers.

Payables on reinsurance business comprise net amounts payable to reinsurers. Amounts payable to reinsurers include ceded reinsurance premiums, assumed premium refunds and claims on assumed reinsurance. Insurance and reinsurance payable are accounted for at amortized cost.
The Group enters into reinsurance arrangements in the ordinary course of its insurance operations; however, reinsurance activity was not significant to the Group’s consolidated financial statements for the periods presented. Reinsurance does not relieve the Group of its primary obligation to policyholders. Amounts recoverable from reinsurers are recognized as reinsurance receivables or reinsurance assets, as applicable, and are evaluated for collectability.
Ceded reinsurance does not relieve the Group of its primary obligation to policyholders, and the Group remains liable to policyholders to the extent that any reinsurer fails to meet its obligations under the related reinsurance agreements. As of March 31, 2026 the Group did not have a significant concentration of credit risk with any individual reinsurer or group of reinsurers related to reinsurance recoverables, prepaid reinsurance premiums or reinsurers’ share of insurance reserves.

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

The Group evaluates whether a premium deficiency exists for its short-duration contracts by comparing expected future claims and maintenance costs to expected future premiums under existing contracts. If anticipated losses exceed future premiums, a premium deficiency loss is recognized immediately within Insurance claims and policyholder benefits, net of reinsurance.
For short-duration contracts written by FF Insurance, the Group considers anticipated investment income in performing premium deficiency testing. Anticipated investment income is based on expected yields on the invested assets supporting

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
the related insurance liabilities over the expected claim payment and maintenance cost period. For short-duration and long-duration contracts written by FF Life, the Group does not consider anticipated investment income in performing premium deficiency testing. If anticipated losses exceed future premiums, after considering anticipated investment income where applicable, a premium deficiency loss is recognized immediately within Insurance claims and policyholder benefits, net of reinsurance. Management assessed the effect of the differing methodologies and concluded that the impact is not material to the consolidated financial statements.

Liability for future policy benefits — long-duration contracts

The Group establishes a liability for future policy benefits (LFPB) for its long-duration life insurance and annuity contracts. The LFPB is measured as the present value of expected future policy benefits and related policy maintenance expenses less the present value of expected future net premiums, using the net premium ratio approach prescribed by ASC 944-40 as amended by LDTI. The LFPB is included within Insurance contract liabilities on the consolidated balance sheet.

Cash flow assumptions

The significant cash flow assumptions used to measure the LFPB are mortality, lapse rates, and policy maintenance expenses. Mortality assumptions are based on local mortality tables established by the regulatory framework of the Republic of Kazakhstan for retirement annuity products and employer liability annuities, and on the reinsurer's mortality tables for other portfolios. Lapse rates are determined based on the Group's historical experience, analyzed by portfolio and policy duration. Policy maintenance expenses reflect the current level of per-policy costs, adjusted for the expected rate of inflation. Cash flow assumptions are reviewed and, if a change is warranted, updated at least annually. The effect of changes in cash flow assumptions is recognized within Insurance claims and policyholder benefits, net of reinsurance, in net income in the period of the change. The effect of differences between actual experience and expected experience (experience adjustments) is also recognized within the same line item in the period in which the differences arise.

Discount rate

The LFPB is measured using a discount rate equivalent to the yield of upper-medium grade (low-credit-risk) fixed-income instruments, reflecting the duration characteristics and currency of the liability. For tenge-denominated long-duration contracts, the Group derives the discount curve from the Kazakhstan sovereign yield curve, fitted using the Nelson-Siegel parametric model with parameters published by the Kazakhstan Stock Exchange (KASE). For U.S. dollar-denominated long-duration contracts, the Group uses the U.S. Treasury High Quality Market (HQM) yield curve published by the Board of Governors of the Federal Reserve System. The discount rate is updated quarterly. The interest accrual on the LFPB, recorded within Insurance claims and policyholder benefits, net of reinsurance, uses a locked-in discount rate, which is the upper-medium grade rate at the date of contract issuance (or the transition date, April 1, 2023, for contracts in force at that date). The difference between the LFPB measured at the current discount rate and the LFPB measured at the locked-in rate is recognized in other comprehensive income within Change in discount rate on liability for future policy benefits, net of tax.

Net premium ratio

The net premium ratio is calculated at contract issue (or at the transition date for in-force contracts) and is capped at 100%. The ratio is updated when cash flow assumptions are changed or when actual experience differs from expected experience. If the net premium ratio would exceed 100% as a result of such update, the ratio is capped at 100% and the excess is recognized as an immediate loss within Insurance claims and policyholder benefits, net of reinsurance.

Deferred profit liability

For limited-payment long-duration insurance contracts, the Group records a deferred profit liability (DPL) when gross premiums received or due exceed the net premiums required to provide for expected future policy benefits and related expenses. Because the collection of premiums under limited-payment contracts does not represent the completion of the earnings process, the excess of gross premiums over net premiums is deferred and included within Insurance contract liabilities on the consolidated balance sheet. The deferred profit liability is measured using assumptions that are consistent with those used in measuring the related liability for future policy benefits, including mortality, lapse rates, and policy maintenance expenses. The deferred profit liability is subsequently recognized in net insurance revenue over the expected life of the related contracts in a constant relationship with the discounted amount of insurance in force for life insurance

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
contracts or the discounted amount of expected future benefit payments for annuity contracts. Interest accretes to the unamortized deferred profit liability using the original discount rate determined at contract issuance, or the transition date for contracts in force at the transition date, as applicable, and is recognized within net insurance revenue.

The Group reviews and updates cash flow assumptions used to measure the deferred profit liability contemporaneously with the review of assumptions used to measure the related liability for future policy benefits. Changes in the deferred profit liability resulting from assumption updates or differences between actual experience and expected experience are recognized in current-period earnings within net insurance revenue as a deferred profit liability remeasurement gain or loss. Amounts released from the deferred profit liability are recognized within net insurance revenue as deferred profit liability amortization or release.

Policyholder Dividends

The Company may, at its sole discretion, declare and pay dividends to certain pension policyholders. Such dividends are not contractually guaranteed and are not legally or constructively obligated prior to declaration by the Company.
Because the payment of these dividends is subject to the Company's discretionary approval and does not represent a present obligation as of the reporting date, no liability is recognized within future policy benefit reserves, deferred profit liabilities, or other policyholder benefit liabilities. These costs are expensed as incurred.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Recent accounting pronouncements
Adoption of ASU 2018-12 — Targeted Improvements to the Accounting for Long-Duration Contracts
Effective for annual periods beginning April 1, 2025, the Company adopted ASU 2018-12, Financial Services — Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09 and ASU 2020-11 (collectively, "LDTI"), using the modified retrospective transition method with a transition date of April 1, 2023.
LDTI changed existing recognition, measurement, presentation, and disclosure requirements for long-duration insurance contracts. The principal changes affecting the Company are: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually and to update the discount rate assumption quarterly, with assumption changes recognized within Insurance claims and policyholder benefits, net of reinsurance and discount rate changes recognized within Change in discount rate on liability for future policy benefits, net of tax in other comprehensive income; (2) simplified amortization for deferred acquisition costs (DAC) on a constant-level basis over the expected contract term, replacing the previous coverage-period approach; and (3) enhanced financial statement presentation and disclosures, including disaggregated rollforwards of the LFPB and DAC.
The Company applied the modified retrospective transition approach to all long-duration contracts in force as of the transition date. Under this approach, the carrying amount of the LFPB at April 1, 2023 was adjusted to remove any related amounts in accumulated other comprehensive income (AOCI), and the LFPB was remeasured using the current upper-medium grade discount rate as of the transition date. DAC balances at the transition date were not adjusted; however, subsequent amortization follows the new straight-line method. Prior comparative periods (fiscal years 2024 and 2025) have been recast to reflect the adoption of LDTI. The quantitative effects of adoption on the consolidated financial statements are disclosed in Note 3.

In connection with the adoption of LDTI, the Company renamed the following line items in its consolidated financial statements to accommodate the broader scope of LDTI-related activity: "Insurance underwriting income" was renamed to "Net insurance revenue"; "Insurance claims incurred, net of reinsurance" was renamed to "Insurance claims and policyholder benefits, net of reinsurance". A new line "Change in discount rate on liability for future policy benefits, net of tax" was added to the statement of other comprehensive income. Prior-period amounts have been conformed to the current-period presentation. These are changes in presentation only and have no effect on previously reported total revenue, total expense, net income, total assets, or total liabilities.
Adoption of ASU 2023-09 — Income Taxes: Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU No 2023-09 effective April 1, 2025.
Recent accounting pronouncements not yet adopted
In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements - Codification Amendment in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then ASU 2023-06 will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no material impact is anticipated.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No 2024-03 will have on its consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. The amendments in this update affect entities involved in acquisition transactions effected primarily by exchanging equity interest when the legal acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU No 2025-03 will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-04, “Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. The amendments in this update affect all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The amendments in this update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2025-04 will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, “Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact that ASU No 2025-05 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The amendments in this update apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, A retrospective transition approach. The Company is currently evaluating the impact that ASU No 2025-06 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The Board is issuing this update to address stakeholders’ concerns about the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
consideration for the transfer of goods or services. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that ASU No 2025-07 will have on its consolidated financial statements and related disclosures.

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
The Company early adopted ASU 2025-08, applying amendments as of October 1, 2025. The Company adopted the guidance on a prospective basis to loans that are acquired on or after the initial application date, in accordance with the transition provisions of ASU 2025-08. Accordingly, the guidance applies to transactions occurring on or after the adoption date, the prior-period financial statements were not restated. The adoption of this ASU did not materially affect on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and hedging (Topic 815): Hedge accounting improvements”. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with Topic 815. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this update. The Company is currently evaluating the impact that ASU No 2025-09 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, “Government grants (Topic 832): Accounting for government grants received by business entities”. The amendments in this update apply to business entities (specifically, all entities except for not-for-profit entities and employee benefit plans) that receive a government grant. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2029, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that ASU No 2025-10 will have on its consolidated financial statements and related disclosures.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 - RECAST
Effective April 1, 2025, the Company adopted Accounting Standards Update 2018-12, Financial Services — Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), as amended by ASU 2019-09 and ASU 2020-11, using the modified retrospective transition method. The transition date is April 1, 2023, which is the beginning of the earliest period presented in these consolidated financial statements.
The comparative financial statements for the fiscal years ended March 31, 2025 and March 31, 2024 have been recast to reflect the effects of LDTI adoption. The adoption affected only the measurement and presentation of long-duration insurance contracts (life insurance and annuity contracts written by Freedom Life); it did not change the accounting for the Group's short-duration insurance contracts or any non-insurance line items. In connection with the adoption, the Group renamed the following financial statement line items: "Insurance underwriting income" to "Net insurance revenue"; "Insurance claims incurred, net of reinsurance" to "Insurance claims and policyholder benefits, net of reinsurance"; and "Liabilities from insurance activity" to "Insurance contract liabilities". A new line "Change in discount rate on liability for future policy benefits" was added to other comprehensive income. These are presentational changes only; prior-period amounts have been conformed to the current-period presentation. The adoption of LDTI did not change net cash provided by or used in operating, investing, or financing activities for any period presented.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	As previously reported	Effect of adoption of ASU 2018-12	As recasted

ASSETS
Cash and cash equivalents	$837,302	$—	$837,302
Restricted cash	807,468	—	807,468
Investment securities	2,814,733	—	2,814,733
Margin lending, brokerage and other receivables, net	3,319,145	—	3,319,145
Loans issued	1,595,435	—	1,595,435
Fixed assets, net	191,103	—	191,103
Intangible assets, net	54,186	—	54,186
Goodwill	49,093	—	49,093
Right-of-use asset	39,828	—	39,828
Insurance contract assets	37,183	—	37,183
Other assets, net	168,541	1,100	169,641
TOTAL ASSETS	$9,914,017	$1,100	$9,915,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Securities repurchase agreement obligations	$1,418,443	$—	$1,418,443
Customer liabilities	4,304,999	—	4,304,999
Margin lending and trade payables	1,322,241	—	1,322,241
Insurance contract liabilities	481,539	(9,106)	472,433
Current income tax liability	28,919	—	28,919
Debt securities issued	469,551	—	469,551
Lease liability	40,525	—	40,525
Liability arising from continuing involvement	503,705	—	503,705
Other liabilities	129,737	—	129,737
TOTAL LIABILITIES	$8,699,659	$(9,106)	$8,690,553
Commitments and Contingent Liabilities (Note 29)	—	—	—

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 60,993,949 shares issued and outstanding as of March 31, 2025	61	—	61
Additional paid in capital	246,610	—	246,610
Retained earnings	1,085,565	(7,393)	1,078,172
Accumulated other comprehensive loss	(117,995)	17,599	(100,396)
TOTAL FRHC SHAREHOLDERS' EQUITY	$1,214,241	$10,206	$1,224,447

Non-controlling interest	117	—	117
TOTAL SHAREHOLDERS' EQUITY	$1,214,358	$10,206	$1,224,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,914,017	$1,100	$9,915,117

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2025
	As reported	Effect of adoption of ASU 2018-12	As recasted

Revenue:
Fee and commission income	$505,026	$—	$505,026
Net loss on trading securities	(57,810)	—	(57,810)
Interest income	864,453	—	864,453
Net insurance revenue	617,596	(46,372)	571,224
Net gain on foreign exchange operations	51,684	—	51,684
Net gain on derivatives	12,404	—	12,404
Sales of goods and services	40,102	—	40,102
Other income	17,072	—	17,072
TOTAL REVENUE, NET	2,050,527	(46,372)	2,004,155

Expense:
Fee and commission expense	346,074	428	346,502
Interest expense	535,895	—	535,895
Insurance claims and policyholders benefits, net of reinsurance	298,109	(37,621)	260,488
Payroll and bonuses	288,163	(816)	287,347
Professional services	28,924	—	28,924
Stock compensation expense	59,592	—	59,592
Advertising and sponsorship expense	124,627	—	124,627
General and administrative expense	162,474	—	162,474
Allowance for expected credit losses	62,445	—	62,445
Cost of sales	31,278	—	31,278
TOTAL EXPENSE	1,937,581	(38,009)	1,899,572

INCOME BEFORE INCOME TAX	112,946	(8,363)	104,583

Income tax expense	(28,425)	—	(28,425)

NET INCOME	84,521	(8,363)	76,158

Less: Net loss attributable to non-controlling interest in subsidiary	(129)	—	(129)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$84,650	$(8,363)	$76,287

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	4,364	—	4,364

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	681	—	681
Change in discount rate on liability for future policy benefits	—	6,807	6,807
Foreign currency translation adjustments	(104,102)	—	(104,102)
OTHER COMPREHENSIVE (LOSS)/INCOME	(99,057)	6,807	(92,250)

COMPREHENSIVE LOSS BEFORE NON-CONTROLLING INTERESTS	$(14,536)	$(1,556)	$(16,092)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(129)	—	(129)

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,407)	$(1,556)	$(15,963)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024
	As reported	Effect of adoption of ASU 2018-12	As recasted

Revenue:
Fee and commission income	$440,333	$—	$440,333
Net gain on trading securities	133,854	—	133,854
Interest income	828,224	—	828,224
Net insurance revenue	264,218	(19,096)	245,122
Net gain on foreign exchange operations	72,245	—	72,245
Net loss on derivatives	(103,794)	—	(103,794)
Sales of goods and services	21,576	—	21,576
Other income	9,696	—	9,696
TOTAL REVENUE, NET	1,666,352	(19,096)	1,647,256

Expense:
Fee and commission expense	154,351	365	154,716
Interest expense	501,111	—	501,111
Insurance claims and policyholder benefits, net of reinsurance	139,561	(22,288)	117,273
Payroll and bonuses	181,023	(740)	180,283
Professional services	34,238	—	34,238
Stock compensation expense	22,719	—	22,719
Advertising and sponsorship expense	38,327	—	38,327
General and administrative expense	120,888	—	120,888
Allowance for expected credit losses	21,225	—	21,225
Cost of sales	17,538	—	17,538
TOTAL EXPENSE	1,230,981	(22,663)	1,208,318

INCOME BEFORE INCOME TAX	435,371	3,567	438,938

Income tax expense	(60,419)	—	(60,419)

NET INCOME	374,952	3,567	378,519

Less: Net loss attributable to non-controlling interest in subsidiary	(588)	—	(588)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$375,540	$3,567	$379,107

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	6,196	—	6,196

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	(3,209)	—	(3,209)
Change in discount rate on liability for future policy benefits	—	(4,811)	(4,811)
Foreign currency translation adjustments	12,075	—	12,075

OTHER COMPREHENSIVE INCOME/(LOSS)	15,062	(4,811)	10,251

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$390,014	$(1,244)	$388,770

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(588)	—	(588)

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$390,602	$(1,244)	$389,358

Nature of principal adjustments

The LDTI recast adjustments consist of:

(a) Liability for future policy benefits. The LFPB for the Group's long-duration life insurance and annuity contracts was remeasured under the net premium ratio approach of ASC 944-40 as amended by LDTI. At the transition date (April 1, 2023), the LFPB carrying amount was adjusted to remove amounts previously recorded in AOCI and was remeasured using the upper-medium grade discount rate. For recast periods after the transition date, the LFPB reflects annual cash flow assumption reviews (recognized within Insurance claims and policyholder benefits, net of reinsurance) and quarterly discount rate updates (recognized within Change in discount rate on liability for future policy benefits, net of tax in OCI). The LFPB is included within Insurance contract liabilities on the consolidated balance sheet.

(b) Deferred acquisition costs. Under LDTI, DAC on long-duration contracts is amortized on a straight-line basis over the expected contract term, replacing the Group's previous method of amortization over the coverage period of the related contracts. DAC balances at the transition date were not adjusted; the change in amortization method was applied prospectively from the transition date. DAC is included within Insurance contract assets.

(c) Accumulated other comprehensive income. AOCI was adjusted at the transition date to reflect the difference between the LFPB measured at the locked-in discount rate and at the current upper-medium grade discount rate at April 1, 2023. Subsequent quarterly discount rate updates result in remeasurement gains or losses recognized within Change in discount rate on liability for future policy benefits, net of tax.

(d) Disaggregated presentation. Under LDTI, the Group disaggregates Insurance contract liabilities between long-duration contracts (LFPB) and short-duration claims reserves within Note 17. Comparative periods have been recast to reflect this disaggregation.

(e) Line item renames. The Group renamed certain financial statement line items in connection with LDTI adoption as described above and in Note 2.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 - CASH AND CASH EQUIVALENTS

	March 31, 2026	March 31, 2025

Short term deposits in National Bank (Kazakhstan)	$328,242	$311,065
Short term deposits in commercial banks	292,879	262,345
Securities purchased under reverse repurchase agreements	207,893	81,118
Petty cash in bank vault and on hand	97,595	59,533
Cash in transit	18,710	10,546
Overnight deposits	6,972	81,962
Short term deposits on brokerage accounts	5,621	20,567
Short term deposits in the Central Depository (Kazakhstan)	3,904	510
Short term deposits in stock exchanges	3,686	2,391
Short term deposits in National Bank (Tajikistan)	1,136	7,647
Other short term deposits and accounts	211	—

Allowance for Cash and cash equivalents	(734)	(382)

Total cash and cash equivalents	$966,115	$837,302
As of March 31, 2026 and 2025 cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of March 31, 2026 and 2025 are presented below:

	March 31, 2026
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.78%	$127,652	$127,652
Non-US sovereign debt	13.15%	66,295	66,295
Corporate debt	7.79%	13,946	13,946

Total		$207,893	$207,893

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	17.05%	$58,202	$58,202
Corporate debt	13.27%	16,644	16,644
Non-US sovereign debt	4.48%	4,436	4,436
US sovereign debt	16.75%	1,836	1,836

Total		$81,118	$81,118

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of March 31, 2026 and 2025, was $207,846 and $82,140 respectively.
As of March 31, 2026 and March 31, 2025, securities purchased under reverse repurchase agreements included accrued interest in the amount of $107 and $5, with a weighted average maturity of 1 day and 1 day, respectively. All securities repurchase agreements transactions were executed through the KASE.
NOTE 5 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2026 and 2025, consisted of:

	March 31, 2026	March 31, 2025

Brokerage customers' cash	$1,095,026	$737,546
Guaranty deposits	135,258	70,026
Short term placements	16,368	—
Restricted bank accounts	9,436	8,122
Due from banks	6,183	6,904
Deferred distribution payment	23	23

Allowance for restricted cash	(15,982)	(15,153)

Total restricted cash	$1,246,312	$807,468
As of March 31, 2026, and March 31, 2025, part of the Group's restricted cash was segregated in a special custody accounts for the exclusive benefit of the relevant brokerage customers.
As of March 31, 2026, and March 31, 2025, the Group had brokerage customers’ cash with a single non-related prime broker that individually exceeded 10% of the Group’s total restricted cash in the amount of $684,476 and $368,196, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 - INVESTMENT SECURITIES
As of March 31, 2026 and 2025, trading, held-to-maturity and available-for-sale securities consisted of:

	March 31, 2026	March 31, 2025

Non-U.S. sovereign debt	$1,337,577	$1,282,450
Corporate debt	793,850	807,985
Corporate equity	166,394	106,227
U.S. sovereign debt	33,060	73,787
Exchange traded notes	8,219	4,837
Total trading securities	$2,339,100	$2,275,286

Corporate debt	311,604	243,730
Non-US sovereign debt	240,453	208,231
US sovereign debt	21,981	21,626
Total available-for-sale securities, at fair value	$574,038	$473,587

Non-US sovereign debt	429,660	65,914
Allowance for Non-US sovereign debt	(237)	(54)
Total held-to-maturity securities	$429,423	$65,860

Total investment securities	$3,342,561	$2,814,733

The following tables present maturity analysis for available-for-sale securities as of March 31, 2026 and March 31, 2025:

	March 31, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$24,824	$210,742	$72,497	$3,541	$311,604
Non-US sovereign debt	7,378	63,767	167,372	1,936	240,453
US sovereign debt	10,940	9,870	—	1,171	21,981
Total available-for-sale securities, at fair value	$43,142	$284,379	$239,869	$6,648	$574,038

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$85,300	$141,382	$9,308	$7,740	$243,730
Non-US sovereign debt	66,593	96,662	29,136	15,840	208,231
US sovereign debt	—	20,421	—	1,205	21,626
Total available-for-sale securities, at fair value	$151,893	$258,465	$38,444	$24,785	$473,587

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table presents maturity analysis for held-to-maturity securities as of March 31, 2026 and March 31, 2025:

	March 31, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	195,701	138,207	95,515	429,423
Total held-to-maturity securities	$—	$195,701	$138,207	$95,515	$429,423

	March 31, 2025
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	—	11,931	53,929	65,860
Total held-to-maturity securities	$—	$—	$11,931	$53,929	$65,860
As of March 31, 2026, the Group held debt securities of two issuers which individually exceeded 10% of the Group's total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,897,085 and Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amount of $544,306. As of March 31, 2025, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group's total investment securities- the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in the amount of $1,527,340 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in the amounts of $578,862. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of March 31, 2026 and March 31, 2025, the Group recognized $376 and $406, respectively, other-than-temporary impairment in accumulated other comprehensive loss.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2026 and March 31, 2025:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2026 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	10.06%	$1,337,577	$693,830	$643,747	$—
Corporate debt	16.80%	793,850	542,401	250,371	1,078
Corporate equity	—	166,394	141,270	3,927	21,197
U.S. sovereign debt	3.89%	33,060	33,060	—	—
Exchange traded notes	—	8,219	6,019	2,200	—

Total trading securities		$2,339,100	$1,416,580	$900,245	$22,275

Corporate debt	16.41%	311,604	131,108	180,496	—
Non-U.S. sovereign debt	8.85%	240,453	74,055	166,398	—
U.S. sovereign debt	2.03%	21,981	21,981	—	—

Total available-for-sale securities, at fair value		$574,038	$227,144	$346,894	$—
As of March 31, 2026, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $341,132, and using Level 2 inputs, totaled $108,533. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of March 31, 2026.

	March 31, 2026
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Non-US sovereign debt	429,423	26,423	(6,181)	449,665	2027 - 2037
Total held-to-maturity securities	$429,423	$26,423	$(6,181)	$449,665

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the Valuation Techniques and Significant Level 3 inputs used in the valuation as of March 31, 2026 and March 31, 2025. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2026	Significant Unobservable Inputs	%

Corporate equity	DCF	18,840	Discount rate	9.0%
			Estimated number of years	3 years
			Termination multiplier	10.5x
Corporate equity	DCF	2,223	Discount rate	10.36%
			Estimated number of years	6 years
			Termination multiplier	0.935x
Corporate debt	DCF	1,078	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	134	Discount rate	58.8%
			Estimated number of years	9 years
		$22,275

Type	Valuation Technique	FV as of March 31, 2025	Significant Unobservable Inputs	%

Corporate equity	DCF	18,193	Discount rate	21.5%
			Estimated number of years	2 years
			Termination multiplier	19.5x
Corporate equity	DCF	127	Discount rate	58.8%
			Estimated number of years	9 years
		$18,320
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended March 31, 2026 and March 31, 2025:

Trading securities
Balance as of March 31, 2024	$20,442

Revaluation of investments that use Level 3 inputs	(2,122)

Balance as of March 31, 2025	$18,320

Purchase of investments that use Level 3 inputs	2,222
Revaluation of investments that use Level 3 inputs	633
Reclassification to investment in associate	1,093
Foreign currency translation	7

Balance as of March 31, 2026	$22,275

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of March 31, 2026 and 2025:

	March 31, 2026
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$304,548	$—	$7,056	$311,604	2026 - 2039
Non-US sovereign debt	244,312	(376)	(3,483)	240,453	2026 - indefinite
U.S. sovereign debt	21,984	—	(3)	21,981	2027 - 2044
Total available-for-sale securities, at fair value	$570,844	$(376)	$3,570	$574,038

	March 31, 2025
	Assets measured at amortized cost	Recognized impairment loss in Income Statement	Unrealized (loss)/gain accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$243,660	$(28)	$98	$243,730	2025 - 2039
Non-US sovereign debt	211,628	(378)	(3,019)	208,231	2025 - indefinite
U.S. sovereign debt	21,868	—	(242)	21,626	2027 - 2044
Total available-for-sale securities, at fair value	$477,156	$(406)	$(3,163)	$473,587

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 - MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables, as of March 31, 2026 and March 31, 2025, consisted of:

	March 31, 2026	March 31, 2025

Margin lending receivables	$4,632,506	$3,294,569
Receivables from telecommunication services	11,805	9,985
Bank commissions receivable	7,337	7,529
Bond coupon receivable and dividends accrued	9,785	6,832
Receivables from brokerage customers	1,797	2,399
Other receivables	47,511	17,087

Allowance for receivables	(19,959)	(19,256)

Total margin lending, brokerage and other receivables, net	$4,690,782	$3,319,145
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
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions, excluding the Company's own shares held by the clients in their brokerage accounts. As of March 31, 2026, and March 31, 2025, the fair value of collateral held by the Group under margin loans was $8,595,822 and $6,379,368, respectively.
As of March 31, 2026, and March 31, 2025, the Company had three non-related party customers and three non-related party customer whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $3,286,545 and $2,323,461, respectively. The collateral held from these non-related party customers was valued at $4,677,913 and $3,218,277 as of March 31, 2026, and March 31, 2025, respectively.

For both individual and institutional brokerage customers, the Group may enter into arrangements for securities financing transactions in respect of financial instruments held by the Group on behalf of the customer or may use such financial instruments for our own account or the account of another customer. The Group maintains omnibus brokerage accounts for our customers, including institutional brokerage customers, in which transactions of these customers and the underlying customers of these institutional brokerage customers are combined in a single omnibus account with our third party brokers. As noted above, the Group may use the assets within the omnibus accounts to finance, lend, provide credit or provide debt financing or otherwise use and direct the order or manner of assets for financing of other customers of ours. Where allowed by the regulations applicable to the Group, the Group may accept short sales from these institutional customers and as a result, the Group is only required to maintain positions with third party custodians for the net long positions in each security in the omnibus accounts and we refer to these as internalized trades.
As of March 31, 2026 and March 31, 2025, using actual, historical and statistical data, the Group recorded an allowance for brokerage and other receivables in the amounts of $19,959 and $19,256, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 - LOANS ISSUED
Loans issued as of March 31, 2026, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$1,149,000	April 2026 - May 2051	12.2%	1,148,860	KZT/TJS
Corporate loans	351,713	April 2026 - December 2040	18.0%	239,226	KZT
Loans to SME	195,495	April 2026 - November 2032	29.7%	28,141	KZT
Purchased retail loans	182,130	April 2026 - May 2031	22.6%	—	KZT
Car loans	167,805	April 2026 - March 2033	25.4%	164,930	KZT
Retail loans	100,927	April 2026 - July 2045	42.0%	5,240	KZT
Other	32,335	April 2026 - May 2030	19.0%/5.2%/ 5.0%	26	KZT/EUR/USD

Allowance for loans issued	(101,799)

Total loans issued	$2,077,606

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

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 5% interest annual as described above. As of March 31, 2026 and March 31, 2025, the corresponding liability amounted to $554,594 and $503,705, respectively.

As of March 31, 2026 and March 31, 2025, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $568,065 and $511,851, respectively, were presented within loans issued in the Consolidated Balance Sheets.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

The Group historically entered into agreement with Microfinance Organization Freedom Finance Credit LLP ("FFIN Credit"), a company established and controlled by FRHC's controlling shareholder, chairman and chief executive officer, Timur Turlov, to purchase uncollateralized retail loans. FFIN Credit is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. Following the successful pilot, the Company considered either acquire FFIN Credit from Mr. Turlov or implement an in-house solution to replicate its functions, ensuring continuity and scalability of the lending operations.

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

During the fiscal year ended March 31, 2026, FFIN Credit and the Group agreed that FFIN Credit would make a compensation payment to the Group of approximately $23 million ($20 million discounted), payable over a period of up to two years. In exchange, the Company agreed to release FFIN Credit from the contractual provisions that provided credit protection to the Company covering a total of $215 million of outstanding loans at December 31, 2025. As a result of these modifications, the Group determined that it should recognize the loans previously purchased from FFIN Credit as of December 31, 2025 in the amount of $186 million.

The total accrued interest for loans issued amounted $20,133 as of March 31, 2026 and $13,385 as of March 31, 2025.
Loans issued as of March 31, 2025, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$924,530	April 2025 - March 2050	11.4%	$924,386	KZT
Loans to SME	244,217	April 2025 - February 2032	28.6%	35,141	KZT
Right of claim for purchased retail loans	183,635	April 2025 - March 2030	15.0%	183,635	KZT
Car loans	156,340	April 2025 - April 2032	24.2%	155,320	KZT
Corporate loans	149,143	April 2025 - December 2031	19.1%	92,739	KZT
Retail loans	4,847	September 2025 - March 2045	21.2%	663	KZT
Other	7,838	April 2025 - September 2029	18.0%/12.7%/3.0%	29	KZT/EUR\USD/

Allowance for loans issued	(75,115)

Total loans issued	$1,595,435

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Credit quality indicators

Freedom Bank KZ uses a loan portfolio quality classification system that indicates signs of a significant increase in credit risk and contractual impairment, depending on the analysis of reasonable and supportable information available at the reporting date. The loan portfolio is classified into "not credit impaired", "with significant increase in credit risk" and "credit impaired" agreements.

Loans "not credit impaired" under the agreement are serviced as usual, there are no primary signs of an increase in credit risk. Agreements classified as "with significant increase in credit risk" represent loans for which there is an increase in the credit risk expected over the life of the agreement compared to the initial risk at the date of recognition of the loan. In practice, the presence of overdue debt on principal and interest for a period of more than 30 days. Agreements classified as "credit impaired" represent loans for which at the reporting date there are signs of impairment, the borrower has been in default for 90 or more days for individuals and 60 or more days for legal entities, the borrower for the last 12 months restructured the contract due to the deterioration of the financial condition, the borrower is recognized as credit impaired, the presence of a sign of default, a sign of bankruptcy, the deterioration of the financial performance of the borrower, the presence of other information indicating the presence of a high credit risk.
The table below presents the Group's loan portfolio by credit quality classification and origination year as of March 31, 2026.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
Mortgage loans	$291,663	$307,056	$171,398	$352,105	$26,778	$—	$—	$1,149,000
that are not credit impaired	290,224	302,323	168,147	348,614	26,374	—	—	1,135,682
with significant increase in credit risk	1,245	2,710	1,860	1,875	243	—	—	7,933
that are credit impaired	194	2,023	1,391	1,616	161	—	—	5,385
Car loans	64,088	4,164	78,497	21,056	—	—	—	167,805
that are not credit impaired	63,205	4,041	71,901	13,687	—	—	—	152,834
with significant increase in credit risk	542	27	1,080	404	—	—	—	2,053
that are credit impaired	341	96	5,516	6,965	—	—	—	12,918
Loans to SME	52,758	59,627	72,382	10,728	—	—	—	195,495
that are not credit impaired	49,372	53,303	60,112	8,363	—	—	—	171,150
with significant increase in credit risk	1,392	2,258	3,192	506	—	—	—	7,348
that are credit impaired	1,994	4,066	9,078	1,859	—	—	—	16,997
Purchased retail loans	115,550	57,578	8,734	268	—	—	—	182,130
that are not credit impaired	105,399	49,929	7,431	223	—	—	—	162,982
with significant increase in credit risk	4,771	3,014	514	14	—	—	—	8,313
that are credit impaired	5,380	4,635	789	31	—	—	—	10,835
Corporate loans	310,024	41,594	95	—	—	—	—	351,713
that are not credit impaired	308,278	41,050	95	—	—	—	—	349,423
with significant increase in credit risk	647	—	—	—	—	—	—	647
that are credit impaired	1,099	544	—	—	—	—	—	1,643
Retail loans	97,334	2,853	708	32	—	—	—	100,927
that are not credit impaired	95,717	2,409	470	30	—	—	—	98,626
with significant increase in credit risk	1,064	93	20	—	—	—	—	1,177
that are credit impaired	553	351	218	2	—	—	—	1,124
Other	24,403	258	1,214	6,437	23	—	—	32,335
that are not credit impaired	24,403	258	1,207	6,437	23	—	—	32,328
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	7	—	—	—	—	7
Total	$955,820	$473,130	$333,028	$390,626	$26,801	$—	$—	$2,179,405

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Aging analysis of past due loans as of March 31, 2026 and March 31, 2025, is as follows:

	March 31, 2026
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	5,781	2,152	5,385	1,135,682	1,149,000
Corporate loans	468	179	1,643	349,423	351,713
Loans to SME	3,980	3,368	16,997	171,150	195,495
Purchased retail loans	4,348	3,965	10,835	162,982	182,130
Car loans	1,423	630	12,918	152,834	167,805
Retail loans	701	476	1,124	98,626	100,927
Other	—	—	7	32,328	32,335
Total	$16,701	$10,770	$48,909	$2,103,025	$2,179,405

	March 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$2,835	$678	$2,562	$918,455	924,530
Loans to SME	3,325	2,135	17,311	221,446	244,217
Right of claim for purchased retail loans	—	—	—	183,635	183,635
Car loans	1,548	892	11,041	142,859	156,340
Corporate loans	730	1,083	1	147,329	149,143
Retail loans	36	16	221	4,574	4,847
Other	—	—	8	7,830	7,838
Total	$8,474	$4,804	$31,144	$1,626,128	$1,670,550
The activity in the allowance for credit losses as of March 31, 2026 and March 31, 2025 is summarized in the following tables.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Purchased retail loans	Other	Total
March 31, 2025	(10,699)	(35,192)	(2,640)	(761)	(8,465)	(17,333)	(25)	$(75,115)
Charges	(7,515)	(32,115)	(6,348)	(8,878)	(8,238)	(33,653)	(50)	(96,797)
Reversals	11,064	15,674	3,793	3,544	3,442	22,242	—	59,759
Write off	40	14,897	—	—	253	—	—	15,190
Modification	—	—	—	—	—	908	—	908
Forex	(278)	(2,016)	(352)	(478)	(828)	(1,792)	—	(5,744)
March 31, 2026	$(7,388)	$(38,752)	$(5,547)	$(6,573)	$(13,836)	$(29,628)	$(75)	$(101,799)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2024	(3,033)	(19,556)	(10)	(150)	(14,262)	(6,577)	(31)	$(43,619)
Charges	(10,043)	(38,653)	(4,191)	(754)	(5,335)	(20,324)	(24)	(79,324)
Reversals	1,694	6,757	1,449	96	6,761	8,331	—	25,088
Write off	1	13,276	—	4	2,914	—	30	16,225
Forex	682	2,984	112	43	1,457	1,237	—	6,515
March 31, 2025	$(10,699)	$(35,192)	$(2,640)	$(761)	$(8,465)	$(17,333)	$(25)	$(75,115)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 - INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, Tajikistan, Türkiye, the United Arab Emirates, the United Kingdom and the United States of America.
The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2026 and March 31, 2025, were 21% for the United States, 20% for Kazakhstan (with a higher rate of 25% for banking activities), 20% Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 15% for Germany, 15% for Cyprus, 25% for Türkiye, 25% for United Kingdom, 9% United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
As of March 31, 2026 and March 31, 2025, deferred tax assets and liabilities of the Company were comprised of the following:

	Year ended March 31, 2026	Year ended March 31, 2025

Deferred tax assets:
Provisions for contingent liabilities	$2,100	$—
Tax losses carryforward	21,479	4,871
Deferred acquisition costs and insurance reserves	27,204	6,669
Provision for impairment losses	19,510	12,181
Valuation allowance on unrecognized deferred tax assets	(27,575)	—
Deferred tax assets	$42,718	$23,721

Deferred tax liabilities:
Revaluation on trading securities	$5,107	$874
Fixed and Intangible Assets	7,980	4,425
Other liabilities	—	1,038
Deferred tax liabilities	$13,087	$6,337

Net deferred tax assets	$36,183	$17,446
Net deferred tax liabilities	$6,552	$62

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the amount computed by multiplying income before provision for income taxes at the 21% income tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Income before income tax at 21%	$47,453	$23,719	$91,428
Effect of cross-border tax laws
Global Intangible Low Taxed Income	103,741	65,308	60,323
Subpart F Income	4,164	4,750	6,887
Foreign tax effects
Kazakhstan
Nontaxable gains and interest	(31,787)	(16,154)	(108,025)
Commission income	(28,639)	(27,592)	(20,980)
Foreign tax rate differential	(1,394)	165	(3,460)
Additional 10% tax	20,901	—	—
Cyprus
Foreign tax rate differential	(21,952)	(19,239)	(14,492)
Nontaxable gains and interest	(1,326)	(42)	(108)
Top-up tax	10,226	3,743	—
Other foreign jurisdictions
Foreign tax rate differential	681	129	287
Nontaxable or nondeductible items
Stock based compensation	13,445	10,597	4,601
Other permanent differences	24,282	4,159	58,873
Valuation Allowance	(27,575)	—	—
Tax Credits
Foreign tax credit	(39,583)	(21,118)	(14,915)
Income tax expense	$72,637	$28,425	$60,419
As of March 31, 2026 and 2023, income tax expense was comprised of the following:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Current income tax charge
Federal	922	4,054	34,623
Foreign	84,093	44,341	24,573
	85,015	48,395	59,196
Deferred income tax charge
Federal	(17,268)	(12,715)	3,695
Foreign	4,890	(7,255)	(2,472)
	(12,378)	(19,970)	1,223
Income tax expense	$72,637	$28,425	$60,419
During the years ended March 31, 2026, March 31, 2025 and March 31, 2024, the Company realized net income before income tax $225,965, $104,583 and $438,938, respectively. During the same periods, the Company's effective tax rate was

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
equal to 32.1%, 27.2% and 13.8%, respectively. Tax years ended from March 31, 2026 to March 31, 2022 are remains subject to examination by major tax jurisdictions.
Income before income taxes includes the following components:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

United States	$(134,094)	$(61,060)	$(66,053)
Foreign	360,059	165,643	504,991
Net income before income tax	$225,965	$104,583	$438,938
As of March 31, 2026, the Company had undistributed earnings of certain foreign subsidiaries of $857,837. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.
Income taxes paid disaggregated by federal and foreign for the years ended March 31, 2026, March 31, 2025 and March 31, 2024 were as follows:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

US Federal	$2,110	$24,996	$15,022
Foreign	79,190	28,926	15,297
Income taxes paid:	$81,300	$53,922	$30,319
Income taxes paid disaggregated by individual jurisdiction for the years ended March 31, 2026, March 31, 2025 and March 31, 2024, were as follows:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

United states	$2,110	$24,996	$15,022
Kazakhstan	29,560	2,937	—
Cyprus	37,414	24,785	15,297
Armenia	12,216	1,204	—
Income taxes paid:	$81,300	$53,922	$30,319
Tax loss carryforwards as of March 31, 2026 and March 31, 2025, was $107,792 and $27,280, respectively, in Cyprus and Kazakhstan.
On July 15 and 18, 2025, the President of the Republic of Kazakhstan signed the Law on Amendments to the current Tax Code of the Republic of Kazakhstan, as well as the new Tax Code of the Republic of Kazakhstan, which came into effect starting from January 1, 2026.

The amendments related to the current tax code of Kazakhstan, is effective for the period starting from January 1, 2025 until December 31, 2025, and concerns the procedures and deadlines for filing individual tax returns. There will also be, for 2025 only, an additional 10% applied to the corporate income tax rate on certain types of income, including net income from debt securities issued by Ministry of Finance of Kazakhstan, income from short-term deposits with the National Bank of Kazakhstan (the "NBK"), net income from swaps with maturities of up to one year, and net interest income from direct

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and reverse REPO transactions. As a result of this change, the Company's Kazakhstani subsidiaries have incurred additional income tax expense in the amount of $20,901 for the year ended March 31, 2026. The details are presented in the table below:

Tax effect at Kazakhstani subsidiaries	20,901
Foreign tax credit used for GILTI and Subpart F Income taxes	(4,690)
Foreign tax credit used for Pillar II	(12,649)
Income tax expense effect, net of foreign tax credits	3,562
Income before income tax expenses for the year ended March 31, 2026	225,965
Effect on the consolidated effective tax rate	1.58%
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
NOTE 10 - FIXED ASSETS, NET
As of March 31, 2026 and 2025, fixed assets, net of the Company included the following:

	March 31, 2026	March 31, 2025

Construction in progress	$126,487	$40,002
Processing and storage data centers	63,094	21,848
Buildings	53,537	36,270
Office equipment	52,927	29,293
Telecommunications network infrastructure	33,146	37,663
Vehicles	22,132	9,021
Capital expenditures on leasehold improvements	18,745	12,789
Land	18,246	11,820
Furniture	11,731	12,045
Other	17,950	5,584

Less: Accumulated depreciation	(59,599)	(25,232)

Total fixed assets, net	$358,396	$191,103
Depreciation expense totaled $26,368, $12,138 and $6,806 for the years ended March 31, 2026, 2025 and 2024, respectively.
During the year ended March 31, 2026, the Company's additions to fixed assets were primarily driven by continued investments in telecommunications network infrastructure, processing and storage data center infrastructure, and expansion

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
of operating premises and equipment to support the growth of the Company's digital ecosystem and related businesses. Investments in telecommunications network infrastructure principally consisted of the installation and expansion of fiber-optic communication lines and related supporting equipment, which are recorded within construction in progress until the related assets are placed into service, at which point they are reclassified to telecommunications network infrastructure. Accordingly, the most significant additions during the year were reflected within construction in progress and processing and storage data center infrastructure.
Construction in progress as of March 31, 2026 and March 31, 2025, was $126.5 million and $40.0 million, respectively, and primarily consists of costs incurred in connection with the installation of fiber-optic communication lines, including construction services, labor, travel, and materials, which will be capitalized upon project completion and placement into service.
Telecommunications network infrastructure consists primarily of fiber-optic communication lines and related supporting equipment.

NOTE 11 - INTANGIBLE ASSETS, NET
As of March 31, 2026 and 2025, intangible assets, net of the Company included the following:

		March 31, 2026		March 31, 2025

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Software	20	$42,841	$(7,949)	$22,945	$(5,010)
Trademark	indefinite/3	19,549	(1,836)	18,596	—
Licenses	21	14,111	(2,171)	10,645	(1,705)
Customer base	6	8,166	(4,992)	9,225	(4,284)
Value added business	47	5,182	(3,479)	4,114	(2,161)
Other intangible assets	12	4,558	(661)	2,766	(945)
Total		$94,407	$(21,088)	$68,291	$(14,105)

Total intangible assets, net		$73,319		$54,186

Aggregate Amortization Expense
For year ended 31.03.2026	$8,192
Estimated Amortization Expense
For year ended 31.03.2027	$7,568
For year ended 31.03.2028	$7,019
For year ended 31.03.2029	$6,731
For year ended 31.03.2030	$6,405
For year ended 31.03.2031	$6,359
Amortization expense totaled $8,192, $5,020 and $7,797 for the years ended March 31, 2026, 2025 and 2024 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 12 - OTHER ASSETS, NET
As of March 31, 2026 and 2025, other assets, net of the Company included the following:

	March 31, 2026	March 31, 2025

Advances paid	$70,023	$19,550
Prepaid expenses	38,634	37,047
Deferred tax assets	36,183	17,446
Prepayments on acquisition	29,524	22,407
Taxes other than income taxes	26,812	11,710
Inventory	17,623	6,402
Current income tax asset	20,983	2,886
Deferred acquisition costs	7,443	40,130
Investments in joint ventures and associated companies	3,385	3,877
Other	14,233	8,189

Total other assets	264,843	169,644

Allowance for other assets	(222)	(3)

Other assets, net	$264,621	$169,641
As of March 31, 2026 and 2025, advances paid amounted to $70,023 and $19,550, respectively. As of March 31, 2026, advances paid primarily included prepayments related to construction and installation services, as well as purchases of equipment under contracts entered by Freedom Telecom and its subsidiaries.

NOTE 13 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2026 and 2025, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2026
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	17.87%	$798,130	$—	$798,130
Corporate debt	17.78%	183,577	42,205	225,782
Corporate equity	16.25%	1,011	—	1,011
Total securities sold under repurchase agreements		$982,718	$42,205	$1,024,923

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	15.74%	$904,940	$2,364	$907,304
Corporate debt	15.95%	423,572	87,120	510,692
Corporate equity	3.25%	447	—	447
Total securities sold under repurchase agreements		$1,328,959	$89,484	$1,418,443
The fair value of collateral pledged under repurchase agreements as of March 31, 2026 and 2025, was $1,023,223 and $1,436,271, respectively.
Securities pledged as collateral by the Group under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
As of March 31, 2026 and 2025, securities repurchase agreement obligations included accrued interest in the amount of $3,453 and $4,798, with a weighted average maturity of 6 days and 10 days, respectively. All securities repurchase agreements transactions were executed through the Kazakhstan Stock Exchange.
NOTE 14 - CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of March 31, 2026, and March 31, 2025, customer liabilities consisted of:

	March 31, 2026		March 31, 2025

	Amount	Interest rate	Amount	Interest rate
Interest-bearing deposits:
Term deposits	$2,522,760	0.04% -19.4%	$1,722,313	0.05%-18.3%
Total Interest-bearing deposits	$2,522,760		$1,722,313

Non-interest-bearing accounts:
Brokerage customers	$3,998,521		$2,167,111
Customer accounts	582,703		415,575
Total non-interest-bearing accounts	$4,581,224		$2,582,686

Total customer liabilities	$7,103,984		$4,304,999
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a recurring basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $42 for each customer. As at March 31, 2026 and March 31, 2025, respectively, the Group had total amounts in excess of insured bank term deposits of $819,475 and $669,753 for all customers.
As of March 31, 2026, and March 31, 2025, the Group had customer liabilities to a single non-related party that individually exceeded 10% of the Group’s total customer liabilities in the amount of $2,368,911 and $731,363, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 - MARGIN LENDING AND TRADE PAYABLES
As of March 31, 2026 and 2025, margin lending and trade payables of the Group were comprised of the following:

	March 31, 2026	March 31, 2025

Margin lending payable	$625,136	$1,290,569
Payables to suppliers of goods and services	45,634	20,096
Payables to merchants	10,400	5,982
Other	8,471	5,594
Total margin lending and trade payables	$689,641	$1,322,241
The fair value of collateral by the Group under margin loans as of March 31, 2026, and 2025 was $1,550,344 and $4,521,411, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 - DEBT SECURITIES ISSUED
As of March 31, 2026 and 2025, outstanding debt securities of the Group included the following:

Debt securities issued by:	Principal Amount as of March 31, 2026	Principal Amount as of March 31, 2025	Interest rate	Issue date	Maturity date	Denominated Currency

Freedom SPC bonds due 2028	$269,722	$—	9.5%	October, 2025	October, 2028	USD
Freedom SPC bonds due 2028	200,170	200,305	1-2 years: 12% 3-5years: 10.39%	December, 2023	December, 2028	USD
Freedom SPC bonds due 2026	199,344	201,311	10.5%	September, 2024	September, 2026	USD
Freedom SPC bonds due 2027	198,492	—	10.0%	May, 2025	May, 2027	USD
Freedom SPC bonds due 2029	186,502	—	9.0%	March, 2026	March, 2029	USD
Freedom SPC bonds due 2027	98,982	—	8.0%	May, 2025	May, 2027	EUR
Freedom SPC bonds due 2026	65,057	64,801	5.5%	October, 2021	October, 2026	USD
Freedom SPC bonds due 2027	30,676	—	9.0%	May, 2025	May, 2027	CNY
Accrued interest	12,175	3,134
Total debt securities issued	$1,261,120	$469,551
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
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12.0% and for subsequent (third, fourth and fifth) years the interest rate is stated to be fixed and set as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. The annual interest rate for subsequent (third, fourth and fifth) years has been determined at 10.39%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years, following the issue date, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
The Freedom SPC bonds due 2027 bear interest at an annual rate of 8%, 9% and 10% and maturity date in May 2027. Interest is paid on a quarterly basis. The Freedom SPC bonds due 2028 bear interest at an annual rate of 9.5% and maturity date in October 2028. Interest is paid on a quarterly basis. The Freedom SPC bonds due 2029 bear interest at an annual rate of 9.0% and maturity date in March 2029. Interest is paid on a quarterly basis.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
The Group has no financial covenants to comply with under the terms of its debt securities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 - INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES

As of March 31, 2026, and March 31, 2025, the Company recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities. Effective April 1, 2025, the Company adopted LDTI (ASU 2018-12) using the modified retrospective transition method; the accounting policy change and transition impact are described in Note 2. The comparative balances as of March 31, 2025 have been recasted to reflect the disaggregated presentation required by LDTI.

The disclosures below relate solely to the Company's insurance operations and not to its other operating segments (Banking, Brokerage, and Other).

Nature of Insurance Products

The Company offers the following insurance products:
- Long-Duration Contracts: Life insurance and annuity contracts
- Short-Duration Contracts: Life insurance, general insurance products, including property (including automobile), accident, casualty, and civil liability lines, compulsory employer liability insurance
As of March 31, 2026, and March 31, 2025, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	March 31, 2026	March 31, 2025 (Recasted)
Assets:

Amounts due from policyholders	$9,802	$15,197
Amounts due from reinsured	7,782	5,583
Advances paid for reinsurance	2,890	5,364
Claims receivable from reinsurance	25,235	3,023
Less: provision for impairment losses	(17,595)	(2,432)
Insurance and reinsurance receivables:	28,114	26,735

Unearned premium reserve, reinsurers' share	3,790	7,028
Reserves for claims and claims' adjustment expenses, reinsurers' share - short-duration	4,945	3,420
Total	$36,849	$37,183

Deferred acquisition costs - long-duration contracts	$1,266	$1,100

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of March 31, 2026, and March 31, 2025, insurance and reinsurance payables of the Company was comprised of the following:

Insurance contract liabilities

	March 31, 2026	March 31, 2025 (Recasted)
Liabilities:

Amounts payable to insured	$5,058	9,417
Amounts payable to agents and brokers	334	6,287
Amounts payable to reinsurers	2,248	1,669
Insurance and reinsurance payables	7,640	17,373

Unearned premium reserve	95,573	87,194
Reserves for claims and claims' adjustment expenses - short-duration	58,463	84,023
Liability for future policy benefits	328,288	211,384
Deferred profit liability	163,943	72,459

Total	$653,907	$472,433
Long-Duration Contracts

The Long-Duration Contracts represents the net present value of expected future benefit outflows less expected future net premium inflows for the Company's long-duration contracts, measured under ASC 944-40 as amended by LDTI. Measurement methodology is described in Note 2.
Rollforward Table
The table below presents the Long-Duration Contracts disaggregated into the present value of expected net premiums ("PVENP") and the present value of expected future policy benefits ("PVEFPB"). The net LFPB equals PVEFPB minus PVENP. All amounts are net of reinsurance.

Liability for Future Policy Benefits — Rollforward	March 31, 2026	March 31, 2025 (Recasted)
Present Value of Expected Net Premiums (PVENP)
Balance, beginning of period	$4,787	$4,520
Effect of discount rate change (to OCI)	187	(328)
Effect of cash flow assumption changes	(377)	149
Effect of actual vs. expected experience	297	618
Interest accrual	558	449
Issuance expense	129,511	129,231
Net premiums collected	(130,230)	(129,303)
Effect of foreign currency translation	252	(549)

Balance, end of period	$4,985	$4,787

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Liability for Future Policy Benefits — Rollforward	March 31, 2026	March 31, 2025 (Recasted)
Present Value of Expected Future Policy Benefits (PVEFPB)
Balance, beginning of period	$216,171	$128,973
Effect of discount rate change (to OCI)	1,068	(7,135)
Effect of cash flow assumption changes	(1,872)	888
Effect of actual vs. expected experience	28,571	18,665
Interest accrual	24,166	9,786
Issuance expense	131,127	129,731
Benefit payments	(34,997)	(11,480)
Surrender / termination payments	(50,563)	(34,237)
Effect of foreign currency translation	19,602	(19,020)

Balance, end of period	$333,273	$216,171
Liability for Future Policy Benefits, net	$328,288	$211,384
Life Insurance

	March 31, 2026	March 31, 2025 (Recasted)
Undiscounted PVEFPB	40,626	36,616
Undiscounted PVENP	8,083	7,913
Discounted PVEFPB	18,776	18,460
Discounted PVENP	4,985	4,787
Weighted-average duration of the liability (years)	5.5	5.1
Weighted-average interest accretion (original locked-in) rate in KZT	12%	11%
Weighted-average current discount rate at balance sheet date in KZT	14%	13%

Annuity contracts

	March 31, 2026	March 31, 2025 (Recasted)
Undiscounted PVEFPB	726,403	409,097
Undiscounted PVENP	—	—
Discounted PVEFPB	314,350	197,599
Discounted PVENP	—	—
Weighted-average duration of the liability (years)	3.1	2.9
Weighted-average interest accretion (original locked-in) rate	14%	11%
Weighted-average current discount rate at balance sheet date	15%	13%

Key Actuarial Assumptions
The reserve for long‑duration insurance contracts is measured using best‑estimate cash flow assumptions without any provision for adverse deviation, in accordance with ASC 944‑40‑30‑7. The significant assumptions include mortality rates, lapse rates, policy maintenance expenses, and the discount rate.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
•Mortality assumptions for retirement annuity products and employer liability annuities are based on local mortality tables established by the regulatory framework of the Republic of Kazakhstan, while for other portfolios they are based on the reinsurer’s mortality tables.
•Lapse rates are determined based on the Company’s historical experience, analyzed by portfolio and policy duration.
•Policy maintenance expenses reflect the current level of per‑policy costs, adjusted for the expected rate of inflation.
•Discount curves for KZT‑denominated liabilities are derived using the parametric Nelson–Siegel curve with parameters published by KASE, while discount curves for USD‑denominated liabilities are based on the HQMYC discount curve from the FED.
•Cash‑flow assumptions are reviewed at least annually, and the results of such reviews are recognized in net income in the period in which the review is performed.

Deferred Acquisition Costs — Long-Duration Contracts

The following table presents the rollforward of DAC attributable to long-duration contracts. Effective April 1, 2025, DAC is amortized on a straight-line basis over the expected contract term. DAC attributable to short-duration contracts continues to be amortized over the one-year policy period and is not presented separately.

Deferred Acquisition Costs — Long-Duration Contracts	March 31, 2026	March 31, 2025 (Recasted)

Balance, beginning of period	$1,100	$1,210
Capitalizations — new business written	499	456
Amortization (straight-line, contract term)	(170)	(219)
Impairment / write-off	(229)	(209)
Foreign currency translation	66	(138)

Balance, end of period	$1,266	$1,100

Prior to LDTI adoption, DAC on traditional life contracts was amortized over the premium-paying period using the net level premium method; DAC on participating and interest-sensitive contracts was amortized on the basis of estimated gross profits (EGP). The transition to straight-line amortization has been reflected in the opening balance adjustment described in Note 2.
Short-Duration Contracts

Rollforward Table

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2026	March 31, 2025 (Recasted)

Gross reserves, beginning of year	$84,023	$55,678
Less: reinsurers' share, beginning of year	(3,420)	(4,031)
Net reserves, beginning of year	80,603	51,647
Claims and CAE Incurred:
Current year	80,105	80,473
Prior years — (favorable) / adverse	(23,661)	(14,437)
Total incurred	56,444	66,036
Claims and CAE Paid:
Current year	(74,206)	(23,350)
Prior years	(11,257)	(6,363)
Total paid	(85,463)	(29,713)
Foreign exchange effect	1,936	(7,367)
Net reserves, end of year	53,520	80,603
Plus: reinsurers' share, end of year	4,943	3,420

Gross reserves, end of year	$58,463	$84,023
The decrease in incurred claims and claim adjustment expenses attributable to prior fiscal years primarily reflects favorable development in the Insurance of Vehicle Owners line, driven by lower-than-expected claim frequency for those prior accident years, and lower incurred claims in the Accident Insurance line. Lower incurred claims in the Accident Insurance line were primarily driven by lower sales volumes in this line of business following changes in local regulatory requirements. No material assumption changes or premium adjustments were recorded as a result.
Allocation by Short-Duration Product Line

	As of March 31, 2026
	Gross reserves for claims and claims’ adjustment expenses	Reserves for claims and claims’ adjustment expenses, reinsurers’ share	Reserves for claims and claims’ adjustment expenses, net of reinsurance
Life Insurance	$4,631	$22	$4,609
Accident Insurance	438	—	438
Civil Liability	8,367	339	8,028
Vehicle Owners	14,030	—	14,030
Compulsory employer liability insurance	8,189	491	7,698
Property Damage	4,987	454	4,533
Motor Vehicle	2,431	22	2,409
Other			11,775
Total			$53,520

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Claims Development - Short-Duration Contracts
Life Insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	6	11	—	—	—	—	—	—	—
2019		122	38	—	—	—	—	—	—
2020			52	22	1	1	1	1	1
2021				8	2	—	—	—	—
2022					106	211	203	25	—
2023						552	3,532	1,118	3
2024							14,334	6,857	99
2025								24,966	64
2026									4,738
Total									4,905

Cumulative paid losses and LAE, net of reinsurance
2018	—	—	—	—	—	—	—	—	—
2019		—	—	—	—	—	—	—	—
2020			1	1	1	1	1	1	1
2021				—	—	—	—	—	—
2022					—	—	—	—	—
2023						1	3	3	24
2024							73	98	128
2025								60	84
2026									59
Total									296
Liabilities for loss and LAE, net of reinsurance									4,609

The following table shows the average annual percentage payout of incurred losses for the Life Insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	50.8%	32.1%	(4.4)%	204.9%	(233.5)%	—%	50.0%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Accident Insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	2	4	—	—	—	—	—	—	—
2019		106	38	1	1	1	1	1	1
2020			85	95	1	1	1	1	1
2021				261	195	1	1	1	1
2022					426	243	4	4	4
2023						833	678	11	119
2024							2,125	3,610	56
2025								9,608	274
2026									227
Total									683

Cumulative paid losses and LAE, net of reinsurance
2018	—	—	—	—	—	—	—	—	—
2019		—	1	1	1	1	1	1	1
2020			—	1	1	1	1	1	1
2021				1	1	1	1	1	1
2022					2	4	4	4	4
2023						5	11	11	11
2024							32	37	39
2025								184	187
2026									1
Total									245
Liabilities for loss and LAE, net of reinsurance									438

The following table shows the average annual percentage payout of incurred losses for the Accident Insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	37.2%	41.3%	2.2%	2.3%	18.6%	0.3%	(1.9)%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Civil Liability

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	1	1	1	1	1	—	1	1	1
2019		—	27	9	—	—	—	—	—
2020			2	2	2	—	—	—	—
2021				12	12	36	232	2	2
2022					754	727	678	766	832
2023						254	1,006	610	135
2024							2,971	3,106	2,240
2025								8,041	4,746
2026									3,722
Total									11,678

Cumulative paid losses and LAE, net of reinsurance
2018	1	1	1	1	1	1	1	1	1
2019		—	—	—	—	—	—	—	—
2020			—	—	—	—	—	—	—
2021				1	2	2	2	2	2
2022					676	676	676	676	676
2023						—	61	77	77
2024							—	1,448	1,459
2025								1	1,186
2026									249
Total									3,650
Liabilities for loss and LAE, net of reinsurance									8,028

The following table shows the average annual percentage payout of incurred losses for the Civil Liability line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	34%	36%	11%	4%	9%	6%	—%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Vehicle Owners

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	842	1,213	1,226	1,233	1,236	1,260	1,224	1,273	1,250
2019		1,010	1,455	1,479	1,489	1,565	1,496	1,556	1,533
2020			1,718	2,456	2,551	2,759	2,579	2,707	2,644
2021				3,584	4,671	5,289	4,725	4,902	4,747
2022					7,215	10,245	9,290	9,349	8,976
2023						12,006	12,280	12,158	11,377
2024							8,636	6,570	6,342
2025								19,840	19,502
2026									61,203
Total									117,574

Cumulative paid losses and LAE, net of reinsurance
2018	842	1,213	1,226	1,233	1,236	1,236	1,236	1,236	1,250
2019		1,010	1,455	1,479	1,489	1,509	1,514	1,514	1,533
2020			1,548	2,418	2,515	2,592	2,592	2,624	2,644
2021				2,837	4,539	4,656	4,688	4,709	4,747
2022					5,778	8,650	8,808	8,915	8,976
2023						8,343	11,044	11,209	11,293
2024							4,217	5,988	6,070
2025								12,532	18,298
2026									48,733
Total									103,544
Liabilities for loss and LAE, net of reinsurance									14,030

The following table shows the average annual percentage payout of incurred losses for the Vehicle Owners line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	67%	29%	2%	1%	—%	—%	—%	—%	1%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Compulsory employer liability insurance

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	451	530	670	757	805	928	1,100	1,224	1,277
2019		561	477	450	437	540	585	585	569
2020			901	825	722	808	907	932	1,059
2021				1,094	1,125	1,474	1,137	945	1,082
2022					1,067	1,166	1,240	1,076	1,269
2023						1,429	1,338	1,329	1,877
2024							2,761	3,055	3,048
2025								8,106	14,048
2026									3,624
Total									27,853

Cumulative paid losses and LAE, net of reinsurance
2018	199	377	575	669	709	761	936	1,165	1,244
2019		207	305	323	350	365	373	472	531
2020			207	400	475	520	581	632	793
2021				254	430	538	550	567	618
2022					433	628	667	700	774
2023						351	585	662	784
2024							1,120	1,817	2,079
2025								5,919	12,021
2026									1,311
Total									20,155
Liabilities for loss and LAE, net of reinsurance									7,698

The following table shows the average annual percentage payout of incurred losses for the Compulsory employer liability insurance line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	29.2%	19.1%	2.0%	1.5%	5.8%	3.2%	16.3%	15.2%	5.2%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Property Damage

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	458	496	543	540	540	399	523	544	540
2019		—	5	5	10	—	10	10	10
2020			8	8	8	—	128	13	12
2021				56	50	283	183	117	112
2022					110	118	141	121	117
2023						45	187	120	23
2024							319	624	554
2025								4,145	3,856
2026									2,889
Total									8,113

Cumulative paid losses and LAE, net of reinsurance
2018	458	496	540	540	540	540	540	540	540
2019		—	—	—	10	10	10	10	10
2020			8	8	8	8	12	12	12
2021				2	8	112	112	112	112
2022					7	26	117	117	117
2023						—	23	23	23
2024							40	43	230
2025								33	1,887
2026									649
Total									3,580
Liabilities for loss and LAE, net of reinsurance									4,533

The following table shows the average annual percentage payout of incurred losses for the Property Damage line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	21%	22%	30%	22%	6%	—%	—%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Motor Vehicle

Incurred losses and LAE, net of reinsurance for the years ended March 31
Accident	The information about incurred and paid claims development for the years ended March 31, 2018 to 2025, is presented as supplementary information.
Year	2018	2019	2020	2021	2022	2023	2024	2025	2026
2018	140	162	166	166	166	231	165	171	166
2019		175	195	195	195	252	194	202	195
2020			203	253	253	490	246	256	247
2021				288	337	581	345	359	346
2022					310	518	558	433	413
2023						938	824	989	768
2024							4,937	4,029	3,081
2025								4,661	3,635
2026									3,205
Total									12,056

Cumulative paid losses and LAE, net of reinsurance
2018	140	162	166	166	166	166	166	166	166
2019		174	191	195	195	195	195	195	195
2020			178	246	246	247	247	247	247
2021				242	327	340	346	346	346
2022					243	403	403	413	413
2023						419	753	753	758
2024							1,846	2,633	2,698
2025								2,226	2,645
2026									2,179
Total									9,647
Liabilities for loss and LAE, net of reinsurance									2,409

The following table shows the average annual percentage payout of incurred losses for the Motor Vehicle line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	69%	24%	4%	3%	—%	—%	—%	—%	—%

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 18 - OTHER LIABILITIES
As of March 31, 2026 and 2025, other liabilities of the Company included the following:

	March 31, 2026	March 31, 2025

Loans received	$96,771	$24,860
Financial liability measured at fair value	66,662	32,087
Vacation reserve	21,333	11,698
Salaries and other employee benefits	20,787	17,326
Payable to suppliers	14,405	9,815
Other advances received	12,077	3,683
Taxes payable other than income tax	11,778	6,338
Reserves for contingent liabilities	10,000	—
Deferred income tax liabilities	6,552	62
Outstanding settlements operations	448	—
Deferred distribution payments	156	156
Payable for acquisition	—	2,672
Other	24,278	21,040
Total other liabilities	$285,247	$129,737

Table below represents loans received by the Company as of March 31, 2026 and 2025:

Lender	Issue date	Amount	Interest rate	Maturity date	Denominated currency

Development Bank of Kazakhstan JSC	September 2024	12,062	10.0%	April 2027	KZT
JSC "Agrarian Credit Corporation"	January 2026	13,733	1.5%	March 2027	KZT
JSC "Agrarian Credit Corporation"	December 2025	16,292	1.5%	December 2040	KZT
“Damu” Entrepreneurship Development	May 2025	22,095	2.0%	May 2040	KZT
“Damu” Entrepreneurship Development	August 2025	9,444	2.0%	May 2040	KZT
“Damu” Entrepreneurship Development	May 2025	1,044	3.5%	December 2031	KZT
“Damu” Entrepreneurship Development	October, 2025	11,784	2.0%	September 2035	KZT
“Damu” Entrepreneurship Development	November, 2025	9,103	2.0%	September 2035	KZT
Other	October 2020	1,214	20%, 38%	December 2028	KZT, TRY
Total loans received		$96,771

Lender	Issue date	Amount	Interest rate	Maturity date	Denominated currency

Development Bank of Kazakhstan JSC	September 2024	$13,815	10.0%	April 2027	KZT
JSC "Agrarian Credit Corporation"	March 2025	6,938	1.5%	February 2026	KZT
JSC "Agrarian Credit Corporation"	December 2024	3,965	1.5%	February 2026	KZT
Other		142
Total loans received		$24,860

As of March 31, 2026 and 2025, the Company was in compliance with all financial covenants under the loan from Development Bank of Kazakhstan JSC.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The JSC "Agrarian Credit Corporation", “Damu” Entrepreneurship Development and other loans do not impose any financial covenants.

As of March 31, 2026 and 2025, other liabilities included structured product financial liabilities issued by the Group’s wholly owned subsidiary,FSP, in the amount of $63,861 and $32,087 respectively.

The Group, through FSP, enters into bilateral over-the-counter structured product transactions with investors. These instruments are funded structured equity-linked products referencing single equities or baskets of equities. Depending on the product terms, the instruments may include participation features, protection features, coupon features, barrier conditions, autocall provisions and early termination rights. The instruments are cash-settled and do not provide investors with ownership of, or recourse to, the underlying reference assets. The Group elected the fair value option for these structured product financial liabilities at initial recognition. The election was made because the instruments contain embedded equity-linked derivative features and are managed and measured on a fair value basis. Accordingly, the Group measures the entire instruments at fair value in the consolidated balance sheets, with changes in fair value recognized in current earnings within Net gain/(loss) on derivatives in the consolidated statements of operations. No embedded derivative features are separately bifurcated.

The following table presents the fair value of derivative instruments as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025

Structured product financial liabilities measured at fair value	63,861	32,087
Total	$63,861	$32,087

The following table presents the effect of structured product financial liabilities on the consolidated statements of operations:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Net gain on structured product financial liabilities	$13,976	$4,474	$103
Total	$13,976	$4,474	$103

These amounts are included in Net gain on derivatives in the consolidated statements of operations.
The fair value of structured product financial liabilities is estimated using valuation techniques appropriate for the contractual features of the instruments, including simulation-based and option-pricing models, as applicable. Significant inputs may include quoted prices of underlying reference assets, market-implied or internally adjusted volatilities, correlations, dividend assumptions and interest rates.

Structured product financial liabilities are classified within Level 2 when fair value is determined using observable or market-corroborated inputs that are significant to the measurement. Structured product financial liabilities are classified within Level 3 when valuation incorporates one or more significant unobservable inputs. The Group classifies PHX products within Level 3 of the fair value hierarchy because the valuation of these instruments incorporates internally developed volatility adjustments to market-implied volatility that are significant to the fair value measurement. DGT and PTC products are classified within Level 2 because the significant inputs used in their valuation are observable or market-corroborated. As of March 31, 2026, structured product financial liabilities were classified within the fair value hierarchy in accordance with ASC 820 as follows: $39,953 within Level 3 and $23,908 within Level 2.

The following table provides a reconciliation of changes in Level 3 derivative liabilities:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2026	Year ended March 31, 2025
Balance at beginning of period	$26,892	$1,683
Issuances (origination of contracts)	59,770	35,305
Settlements and terminations	(32,453)	(4,142)
Net (gains) on structured products recognized in earnings	(14,256)	(5,954)
Balance at end of period	$39,953	$26,892

Gains and losses related to Level 3 instruments are included in Net gain/(loss) on derivatives in the consolidated statements of operations.
The significant unobservable input used in the valuation of Level 3 PHX structured product financial liabilities is internally developed volatility. Changes in internally developed volatility assumptions could result in a significantly higher or lower fair value measurement depending on the contractual features of the instrument and changes in other valuation inputs.

	Valuation technique	Significant unobservable input	Range / weighted average
PHX structured derivative liabilities	Simulation-based and option-pricing models	Internally developed volatility	1.4% to (44)% p.a./ 7.2%

The Group considered the effect of nonperformance risk, including own credit risk and funding valuation adjustment, on the fair value measurement of structured product financial liabilities and concluded that a separate own-credit or funding valuation adjustment was not material as of March 31, 2026. Accordingly, no amount attributable to changes in instrument-specific credit risk was separately recognized in accumulated other comprehensive income. Structured product financial liabilities expose the Group to market risk arising from changes in market prices of the underlying reference assets and related valuation inputs. These instruments are unsecured obligations of FSP and are not collateralized.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 19 - FEE AND COMMISSION INCOME AND EXPENSE
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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the year ended March 31, 2026, the Group netted its cashback incentives with bank services fee in the amount of $154.8 million, compared to $24.2 million for the year ended March 31, 2025.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Payment Processing
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
Receivables and Contract Balances
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 7 "Margin Lending, Brokerage and Other Receivables, Net" in the notes to consolidated financial statements.

Contract assets arise when the revenue associated with the contract is recognized before the Group's unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. As of March 31, 2026, March 31, 2025 and March 31, 2024 contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Group satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. As of March 31, 2026, March 31, 2025 and March 31, 2024 contract liability balances were not material.

During the year ended March 31, 2026, March 31, 2025 and March 31, 2024 fee and commission income was comprised of:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2026
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$504,283	$—	$—	$—	$504,283
Commission income from payment processing	—	—	—	22,755	22,755
Agency fee income	—	7	—	21,412	21,419
Underwriting and market-making services	9,473	—	—	—	9,473
Bank services	—	(74,335)	—	—	(74,335)
Other fee and commission income	549	1,632	—	3,989	6,170
Total fee and commission income	$514,305	$(72,696)	$—	$48,156	$489,765

Agency fee expense	19	211	122,981	—	123,211
Brokerage services	45,580	295	2	159	46,036
Bank services	6,698	23,649	365	414	31,126
Exchange services	6,303	—	—	169	6,472
Central Depository services	1,323	—	—	—	1,323
Other commission expenses	886	—	—	9,511	10,397
Total fee and commission expense	60,809	24,155	123,348	10,253	218,565

	Year ended March 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$430,136	$—	$—	$—	$430,136
Commission income from payment processing	—	—	—	28,711	28,711
Agency fee income	—	—	—	15,616	15,616
Bank services	—	13,336	—	—	13,336
Underwriting and market-making services	11,210	—	—	—	11,210
Other fee and commission income	493	1,353	—	4,171	6,017
Total fee and commission income	$441,839	$14,689	$—	$48,498	$505,026

Agency fee expense	—	36	284,447	—	284,483
Bank services	4,806	14,419	538	301	20,064
Brokerage services	19,846	—	—	—	19,846
Exchange services	1,546	—	—	230	1,776
Central Depository services	706	—	1	—	707
Other commission expenses	2,376	107	22	17,121	19,626
Total fee and commission expense	29,280	14,562	285,008	17,652	346,502

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$333,383	$—	$—	$—	$333,383
Commission income from payment processing	—	—	—	41,659	41,659
Bank services	—	25,180	—	—	25,180
Underwriting and market-making services	18,801	—	—	—	18,801
Agency fee income	—	108	296	15,468	15,872
Other fee and commission income	297	948	—	4,193	5,438
Total fee and commission income	$352,481	$26,236	$296	$61,320	$440,333

Agency fee expense	—	—	103,385	—	103,385
Bank services	2,538	13,217	208	2,158	18,121
Brokerage services	16,506	2	3	76	16,587
Exchange services	3,133	—	—	169	3,302
Central Depository services	446	—	—	—	446
Other commission expenses	2,117	—	115	10,643	12,875
Total fee and commission expense	24,740	13,219	103,711	13,046	154,716

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 20 - NET GAIN/(LOSS) ON TRADING SECURITIES
For years ended March 31, 2026, 2025 and 2024 net gain/(loss) on trading securities included the following:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Net gain recognized during the period on trading securities sold during the period	$163,963	$65,855	$38,125
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(5,139)	(123,665)	95,729
Net gain/(loss) recognized during the period on trading securities	$158,824	$(57,810)	$133,854
During the year ended March 31, 2026, the Group sold securities for a gain of $163,963 and recognized unrealized loss in the amount of $5,139. During the year ended March 31, 2025 the Group sold securities for a gain of $65,855 and recognized unrealized loss in the amount of $123,665.
NOTE 21 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024
Interest income:
Interest income on loans to customers	$283,657	$207,802	$176,539
Interest income on margin loans to customers	277,633	212,360	175,571
Interest income on trading securities	191,021	378,350	426,428
Interest income on available-for-sale securities	58,276	40,297	32,821
Interest income on held-to-maturity securities	49,670	1,000	—
Interest income on reverse repurchase agreements and amounts due from banks	21,208	24,644	16,865
Other interest income	1,013	—	—
Total interest income	$882,478	$864,453	$828,224

Interest expense:
Interest expense on customer accounts and deposits	$204,578	$111,541	$70,778
Interest expense on securities repurchase agreement obligations	162,760	340,863	402,665
Interest expense on debt securities issued	81,757	36,130	10,356
Interest expense on margin lending payable	31,687	45,748	16,990
Interest expense on loans received	2,950	1,568	124
Other interest expense	5,304	45	198
Total interest expense	$489,036	$535,895	$501,111

Net interest income	$393,442	$328,558	$327,113

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 22 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Sales and purchases of foreign currency, dealing	$59,063	$75,095	$67,490
Translation of financial assets and financial liabilities	8,617	(23,411)	4,755
Total net gain on foreign exchange operations	$67,680	$51,684	$72,245
NOTE 23 - NET GAIN/(LOSS) ON DERIVATIVES
For years ended March 31, 2026, 2025 and 2024 net gain/(loss) on derivatives included the following:

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024

Net realized gain/(loss) on derivatives	$52,878	$4,989	$(100,785)
Net unrealized gain/(loss) on derivatives	13,894	7,415	(3,009)
Total net gain/(loss) on derivatives	$66,772	$12,404	$(103,794)

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 - RELATED PARTY TRANSACTIONS

	Year ended March 31, 2026		Year ended March 31, 2025
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$1,771	$966,115	$2,233	$837,302
Companies controlled by management	1,771		2,233
Restricted cash	$6,586	$1,246,312	$30	$807,468
Companies controlled by management	6,586		30
Investment securities	$8,117	$3,342,561	$1,174	$2,814,733
Companies controlled by management	8,117		1,174
Margin lending, brokerage and other receivables, net	$22,267	$4,690,782	$41,308	$3,319,145
Management	19,946		10,080
Companies controlled by management	2,315		31,228
Other	6		—
Loans issued	$21,321	$2,077,606	$188,445	$1,595,435
Management	475		291
Companies controlled by management	20,846		188,154
Other assets, net	$40,119	$264,621	$18,080	$169,641
Management	17,885		486
Companies controlled by management	22,234		17,594
LIABILITIES
Customer liabilities	$94,808	$7,103,984	$48,161	$4,304,999
Management	33,854		13,827
Companies controlled by management	58,592		32,607
Other	2,362		1,727
Margin lending and trade payables	$836	$689,641	$1,307	$1,322,241
Management	441		201
Companies controlled by management	395		1,106
Insurance contract liabilities	$6,437	$653,907	$5,960	$472,433
Companies controlled by management	6,437		5,960
Other liabilities	$2,984	$285,247	$1,407	$129,737
Management	250		1,281
Companies controlled by management	2,733		125
Other	1		1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2026		Year ended March 31, 2025		Year ended March 31, 2024
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$7,680	$489,765	$4,725	$505,026	$65,972	$440,333
Management	509		1,062		935
Companies controlled by management	7,158		3,655		65,035
Other	13		8		2
Interest income	$12,703	$882,478	$1,731	$864,453	$24,941	$828,224
Management	10,661		924		665
Companies controlled by management	2,029		807		24,276
Other	13		—		—
Net insurance revenue	$8,625	$402,396	$7,550	$571,224	$776	$245,122
Management	352		23		1
Companies controlled by management	8,267		7,524		775
Other	6		3		—
Other income/(expense)	24,011	$25,930	(2,114)	$17,072	(25)	$9,696
Management	5		(1)		—
Companies controlled by management	24,005		(2,113)		(25)
Other	1		—		—
Expense:
Fee and commission expense	$4,344	$218,565	$2,269	$346,502	$127	$154,716
Management	—		1		—
Companies controlled by management	4,344		2,268		127
Interest expense	$2,376	$489,036	$1,359	$535,895	$955	$501,111
Management	761		495		307
Companies controlled by management	1,534		825		642
Other	81		39		6
Advertising and sponsorship expense	$27,151	$103,304	$18,497	$124,627	$—	$38,327
Companies controlled by management	27,151		18,497		—
As of March 31, 2026, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov. Beginning in September 2025, the Bank transitioned retail loan origination to its own platform and discontinued the purchase of unsecured consumer loans from FFIN Credit. For the details of financial impact of the transaction, see in Note 8 "Loans issued".
As of March 31, 2026, 26% of the Group's total related party other assets consisted of a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP) for the potential acquisition of A-Telecom LLP compared to 55% as of March 31, 2025. The potential acquisition of A-Telecom LLP is part of the Group’s strategy to expand its presence in the

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
telecommunications market in Kazakhstan and to develop a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of its economic transactions with the Group.
As of March 31, 2026, 13% of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities (PTY) LTD held with Freedom Bank KZ, compared to 13% as of March 31, 2025. Turlov Family Office Securities (PTY) LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. Additionally, 1% of the Group's total related party customer liabilities as of March 31, 2026 were from a private company ITS Central Securities Depository Limited, compared to 1% as of March 31, 2025. Private company ITS Central Securities Depository Limited is a subsidiary of International Trading System Limited, an affiliate of the Group.
As of both March 31, 2026 and March 31, 2025, 99% of the Group's total related party insurance contract liabilities were liabilities from FFIN Credit. The Group provides voluntary credit risk insurance covering losses arising from borrower defaults on microloan agreements originated by FFIN Credit. In addition, during the year ended March 31, 2026, the Group recognized $6,789 net insurance revenue, from such insurance services, compared to $6,135 recognized during the year ended March 31, 2025.
The Group continues to support the development of chess and football in Kazakhstan. During the year ended March 31, 2026, the Group incurred advertising and sponsorship expense from Kazakhstan Chess Federation in the amount of $10,026 and from Freedom Youth Football League of Kazakhstan in the amount of $10,705, compared to $11,222 and $3,497, respectively, during the year ended March 31, 2025. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. Freedom Youth Football League of Kazakhstan is a Kazakhstan-based company fully owned by Turlov Private Holding, in which Timur Turlov holds 99.9% of the shares. The sponsorship contributions to the Kazakhstan Chess Federation and Freedom Youth Football League of Kazakhstan during the year ended March 31, 2026 were made to support the preparation and holding of championships, tournaments, training camps and other events.
NOTE 25 - STOCKHOLDERS' EQUITY
During the fiscal year ended March 31, 2026 and 2025, the Company awarded stock grants totaling 381,538 and 766,958 shares, 160,884 and 162,779 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Stock awards granted on:	Units
April 1, 2024 immediate stock grants	10,360
April 1, 2024	38,250
April 23, 2024 immediate stock awards	3,924
April 23, 2024	36,120
June 7, 2024 immediate stock awards	18,313
June 24, 2024 immediate stock awards	10,000
June 24, 2024	70,000
July 1, 2024	34,250
July 1, 2024 immediate stock awards	4,300
July 12, 2024	12,816
August 5, 2024	10,000
August 5, 2024 immediate stock awards	5,000
August 13, 2024	76,795
August 13, 2024 immediate stock awards	13,498
October 1, 2024	47,850
October 10, 2024 immediate stock awards	750
January 23, 2025 immediate stock awards	1,000
February 13, 2025	84,492
February 13, 2025 immediate grants	21,123
February 28, 2025	193,606
February 28, 2025 immediate grants	74,511
April 8, 2025 immediate stock grants	92,979
April 8, 2025	22,612
May 1, 2025	5,000
May 29, 2025 immediate stock grants	6,950
May 29, 2025	89,150
9 July 2025 immediate stock grants	14,169
5 August 2025 immediate stock grants	2,000
5 August 2025	13,000
16 September 2025 immediate stock grants	3,028
16 October 2025	3,338
17 October 2025 immediate stock grants	2,354
17 October 2025	17,752
28 November 2025	6,236
2 December 2025	911
11 February 2026	62,655
11 February 2026 immediate stock grants	39,404
NOTE 26 - STOCK BASED COMPENSATION
The compensation expense related to restricted stock awards was $68,047 during the year ended March 31, 2026, and $59,592 during the year ended March 31, 2025. As of March 31, 2026, there was $46,174 of total unrecognized compensation cost related to non-vested shares of stock awarded. The cost is expected to be recognized over a weighted average period of 4.6 years. The compensation expense related to stock awards, which vested on the date of the award was $19,735 during the year ended March 31, 2026, and $19,548 during the year ended March 31, 2025.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of FRHC shares awarded during the years ended March 31, 2026, March 31, 2025 and March 31, 2024 using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
October 6, 2022	3.62	47.90%	3.24%
March 1, 2024	4.91	36.60%	4.18%
April 1, 2024	4.82	36.62%	4.36%
April 23, 2024	4.76	36.68%	4.65%
June 24, 2024	4.59	36.89%	4.31%
July 1, 2024	4.57	36.98%	4.47%
July 12, 2024	1.54	37.30%	4.64%
August 5, 2024	4.48	37.51%	3.64%
August 13, 2024	4.45	37.69%	3.70%
October 1, 2024	4.32	37.03%	3.51%
February 13, 2025	3.95	35.41%	4.35%
February 28, 2025	4.91	36.42%	4.03%
April 8, 2025	3.81	35.80%	3.78%
May 1, 2025	1.00	37.70%	3.98%
May 29, 2025	4.66	38.85%	3.98%
August 5, 2025	3.48	38.70%	3.66%
October 16, 2025	0.54	47.50%	3.77%
October 17, 2025	4.28	37.10%	3.55%
November 28, 2025	3.16	38.30%	3.50%
December 3, 2025	0.66	42.40%	3.65%
February 11, 2026	4.96	37.20%	3.75%
The table below summarizes the activity for the Company's stock awards outstanding during the year ended March 31, 2026:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2025	1,207,307	97,748
Granted	381,525	48,894
Vested	(610,443)	(55,172)
Forfeited/cancelled/expired	(74,906)	(5,694)
Outstanding, March 31, 2026	903,483	85,776
NOTE 27 - LEASES
At March 31, 2026, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2034. The Group's primary involvement with leases is in the capacity as a lessee where a Group lease premises to support its business.
The Group determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating lease liabilities and right-of-use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that estimates the Company's collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
incurred, less any lease incentives received. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Certain of these leases also have extension or termination options, and the Company assess the likelihood of exercising such options. If it is reasonably certain that the Group will exercise the options to extend, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
When readily determinable, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the rate implicit on most of the Group's leases are not readily determinable. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2026 and March 31, 2025:

	Classification on Balance Sheet	March 31, 2026	March 31, 2025
Assets
Operating lease assets	Right-of-use assets	$47,579	$39,828
Total lease assets		$47,579	$39,828

Liabilities
Operating lease liability	Lease liability	$48,843	$40,525
Total lease liability		$48,843	$40,525
The following table presents as of March 31, 2026, the annual maturities of the lease liabilities:

Leases maturing during twelve months ended March 31,
2027	$21,053
2028	17,784
2029	10,289
2030	6,320
2031	3,159
Thereafter	3,354
Total payments	61,959
Less: amounts representing interest	(13,116)
Lease liability, net	$48,843
Weighted average remaining lease term (in months)	29
Weighted average discount rate	14%
Lease commitments for short-term operating leases as of March 31, 2026 and March 31, 2025 was approximately $4,975 and $2,299, respectively. The Group's rent expense for office space was $12,912 for the year ended March 31, 2026 and $7,764 for the year ended March 31, 2025.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease right-of-use (ROU) assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 28 - ACQUISITIONS OF SUBSIDIARIES
Acquisition of Freedom Cloud Holding
On April 30, 2025, the Company acquired 100% interest in Astel Group Ltd. (subsequently renamed on January 8, 2026 to Freedom Cloud Holding). Astel Group Ltd. is a provider of digital solutions and telecommunications services, and ranks among the largest telecom operators in Kazakhstan. Astel Group Ltd. provides advanced IT solutions including information security and cloud services.
The purpose of the acquisition of Astel Group Ltd. was to use the acquired assets and licenses to develop our telecommunications business.

As of April 30, 2025, the date of the acquisition of Astel Group Ltd., the fair value of net assets of Astel Group Ltd. was 21,646. The total purchase price was allocated as follows:

As of April 30, 2025

ASSETS
Cash and cash equivalents	7,631
Margin lending, brokerage and other receivables, net	5,047
Fixed assets, net	7,470
Current income tax asset	433
Right-of-use asset	92
Other assets, net	3,255
TOTAL ASSETS	23,928

LIABILITIES
Margin lending and trade payables	1,139
Lease liabilities	92
Other liabilities	1,051
TOTAL LIABILITIES	2,282

Net assets acquired	21,646

Goodwill	997

Total purchase price	22,643

NOTE 29 - COMMITMENTS AND CONTINGENCIES
Legal, regulatory and governmental matters
As previously disclosed, since 2021, the Company and certain officers and directors have received subpoenas for documents and testimony from the SEC. The requested information relates to a number of topics related to an investigation, including settlement practices and relationships with certain institutional market maker customers of certain of our non-

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
U.S. broker-dealer subsidiaries, and has included our accounting practices related to internalized trades, disclosures and internal controls. In the context of certain of those requests, on March 11, 2026, the Company and Company’s controlling shareholder, chairman and chief executive officer, Timur Turlov received a Wells Notice from the SEC staff in connection with the Investigation. The Wells Notice provides that the SEC staff has made a "preliminary determination" to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws.
A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The issuance of a Wells Notice may or may not result in such actions or proceedings, and in some cases where a Wells Notice has been issued the matter may be settled or dismissed. The Company and Mr. Turlov have challenged the SEC’s “preliminary determination.” We face risks and uncertainties in connection with the Investigation, including a civil enforcement action or administrative proceeding brought by the SEC or other resolution, including settlement, which could result in the imposition of monetary and non-monetary relief against the Company and/or Mr. Turlov, and the matter could result in additional legal and other professional expenses, and could adversely affect the Company’s business, financial condition, results of operations, reputation and cash flows . However, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. This assessment is based on the Group's current understanding of relevant facts and circumstances, and the Group's perspective on these matters may evolve with future developments.
The Group accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of March 31, 2026 and 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.

Einride arbitration case
In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim with the SCC Arbitration Institute against FRHC (the "Claim"). The Claim was related to the Einride's raising of a convertible loan through subscription to its convertible debentures. The Claim alleged that FRHC failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and FRHC in 2024. Einride sought monetary damages in the amount of $10,000, together with applicable interest and legal costs. FRHC contested the Claim and the relief sought by Einride. The arbitration was conducted under the SCC Arbitration Rules. The hearing on the merits was held in March 2026. On May 21, 2026, the arbitral tribunal issued its final award in favor of Einride, ordering FRHC to pay approximately $10,000. We recognized a corresponding loss contingency accrual in our consolidated financial statements.
Employment disputes

During the financial year ended March 31, 2026, the Company became involved in certain additional claims, complaints and legal or regulatory proceedings arising in the ordinary course of its business, including employment-related matters. The Company believes the complaints are without merit and is currently defending against the allegations. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, related to these matters, and accordingly no provision has been recorded.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Unused commitments under lines of credit
Unused commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. These commitments may mature without being fully funded.
Unused commitments under guarantees
Unused commitments under guarantees are conditional commitments issued by Freedom Bank KZ to provide bank guarantees to customers. These commitments may mature without being fully funded.
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of March 31, 2026 and 2025, were as follows:

	As of March 31, 2026	As of March 31, 2025

Unused commitments under lines of credits and guarantees	$279,587	$44,239
Bank guarantees	39,953	15,039
Total	$319,540	$59,278
As of March 31, 2026, loans secured by cash constituted 97% of the unused commitments under lines of credit and guarantees.
Capital expenditure commitments
As of March 31, 2026, the Group had contractual capital expenditure commitments of up to $84,129 related to Freedom Telecom Operations Ltd. for equipment and software acquisition. These commitments are expected to be settled under the relevant agreements within the 5-year period and fall within the scope of the Group’s ordinary capital investment activities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 30 - SEGMENT REPORTING
The following tables summarize the Group's Statement of Operations by its reportable segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Year ended March 31, 2026
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$514,305	$(72,696)	$—	$48,156	$489,765
Net gain on trading securities	13,969	125,217	12,894	6,744	158,824
Interest income	298,929	499,501	75,592	8,456	882,478
Net insurance revenue	—	—	402,396	—	402,396
Net (loss)/gain on foreign exchange operations	(9,340)	68,376	1,203	7,441	67,680
Net gain on derivative	11,706	41,359	—	13,707	66,772
Sales of goods and services	—	—	—	97,446	97,446
Other income/(expense)	1,939	27,445	5,699	(9,153)	25,930
TOTAL REVENUE, NET	831,508	689,202	497,784	172,797	2,191,291

Fee and commission expense	60,809	24,155	123,348	10,253	218,565
Interest expense	43,109	348,603	6,863	90,461	489,036
Insurance claims and policyholder benefits, net of reinsurance	—	—	259,309	—	259,309
Payroll and bonuses	156,437	91,064	37,922	141,048	426,471
Professional services	8,263	1,544	3,061	33,390	46,258
Stock compensation expense	20,725	11,265	13,660	22,397	68,047
Advertising and sponsorship expense	37,874	4,688	1,118	59,624	103,304
General and administrative expense	49,455	66,281	8,804	97,799	222,339
(Recoveries)/allowance for expected credit losses	(1,403)	39,616	13,674	478	52,365
Cost of sales	—	—	—	79,632	79,632
TOTAL EXPENSE	375,269	587,216	467,759	535,082	1,965,326

INCOME/(LOSS) BEFORE INCOME TAX	$456,239	$101,986	$30,025	$(362,285)	$225,965

Income tax (expense)/benefit	(84,323)	(17,983)	(7,374)	37,043	(72,637)

NET INCOME/(LOSS)	$371,916	$84,003	$22,651	$(325,242)	$153,328

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2025
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$441,839	$14,689	$—	$48,498	$505,026
Net gain/(loss) on trading securities	10,487	(66,426)	1,843	(3,714)	(57,810)
Interest income	254,340	544,221	60,550	5,342	864,453
Net insurance revenue	—	—	571,224	—	571,224
Net gain on foreign exchange operations	7,021	8,750	2,621	33,292	51,684
Net gain on derivative	734	5,284	—	6,386	12,404
Sales of goods and services	—	—	—	40,102	40,102
Other income/(expense)	2,928	(370)	416	14,098	17,072
TOTAL REVENUE, NET	717,349	506,148	636,654	144,004	2,004,155

Fee and commission expense	29,280	14,562	285,008	17,652	346,502
Interest expense	84,543	400,905	12,331	38,116	535,895
Insurance claims and policyholder benefits, net of reinsurance	—	—	260,488	—	260,488
Payroll and bonuses	98,352	62,876	31,565	94,554	287,347
Professional services	6,213	837	1,602	20,272	28,924
Stock compensation expense	27,584	12,617	10,792	8,599	59,592
Advertising and sponsorship expense	50,933	6,747	1,403	65,544	124,627
General and administrative expense	37,592	47,589	17,685	59,608	162,474
Allowance for expected credit losses/(recoveries)	6,224	54,759	2,031	(569)	62,445
Cost of sales	—	—	—	31,278	31,278
TOTAL EXPENSE	340,721	600,892	622,905	335,054	1,899,572

INCOME/(LOSS) BEFORE INCOME TAX	$376,628	$(94,744)	$13,749	$(191,050)	$104,583

Income tax (expense)/benefit	(61,122)	8,252	(3,427)	27,872	(28,425)

INCOME/(LOSS)	$315,506	$(86,492)	$10,322	$(163,178)	$76,158

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Year ended March 31, 2024
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$352,481	$26,236	$296	$61,320	$440,333
Net gain/(loss) on trading securities	33,483	87,459	14,114	(1,202)	133,854
Interest income	233,858	524,596	63,676	6,094	828,224
Net insurance revenue	—	—	245,122	—	245,122
Net (loss)/gain on foreign exchange operations	(852)	78,174	(1,306)	(3,771)	72,245
Net (loss)/gain on derivative	(2,019)	(101,805)	—	30	(103,794)
Sales of goods and services	—	—	—	21,576	21,576
Other income/(expense)	5,003	1,210	3,603	(120)	9,696
TOTAL REVENUE, NET	621,954	615,870	325,505	83,927	1,647,256

Fee and commission expense	24,740	13,219	103,711	13,046	154,716
Interest expense	89,732	368,286	29,965	13,128	501,111
Insurance claims and policyholder benefits, net of reinsurance	—	—	117,273	—	117,273
Payroll and bonuses	71,077	48,953	18,056	42,197	180,283
Professional services	6,977	527	561	26,173	34,238
Stock compensation expense	11,352	6,124	2,755	2,488	22,719
Advertising and sponsorship expense	25,353	4,828	789	7,357	38,327
General and administrative expense	40,847	30,804	5,413	43,824	120,888
Allowance for expected credit losses	2,962	16,399	942	922	21,225
Cost of sales	—	—	—	17,538	17,538
TOTAL EXPENSE	273,040	489,140	279,465	166,673	1,208,318

INCOME/(LOSS) BEFORE INCOME TAX	$348,914	$126,730	$46,040	$(82,746)	$438,938

Income tax (expense)/benefit	(51,158)	(15,857)	(8,662)	15,258	(60,419)

INCOME/(LOSS)	$297,756	$110,873	$37,378	$(67,488)	$378,519
The following tables summarize the Company's total assets and total liabilities by its business segments. Intercompany balances have been eliminated for separate disclosure:

	March 31, 2026
	Brokerage	Banking	Insurance	Other	Total

Total assets	$6,136,241	$5,359,812	$892,186	$767,000	$13,155,239
Total liabilities	4,763,038	4,727,241	680,071	1,495,610	11,665,960

Net assets	$1,373,203	$632,571	$212,115	$(728,610)	$1,489,279

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2025
	Brokerage	Banking	Insurance	Other	Total

Total assets	$4,344,555	$4,441,315	$713,452	$415,795	$9,915,117
Total liabilities	3,588,781	3,936,900	562,229	602,643	8,690,553

Net assets	$755,774	$504,415	$151,223	$(186,848)	$1,224,564

The following table presents revenues for the years ended March 31, 2026, 2025, and 2024 and long-lived assets as of March 31, 2026 and March 31, 2025, classified by the major geographic areas based on subsidiaries' location.

	Year ended March 31, 2026
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$511,821	$688,789	$497,784	$140,130	$1,838,524
Armenia	181,726	—	—	—	181,726
Cyprus	126,859	—	—	27,301	154,160
US	2,530	—	—	398	2,928
Other	8,572	413	—	4,968	13,953
TOTAL REVENUE, NET	$831,508	$689,202	$497,784	$172,797	$2,191,291

	Year ended March 31, 2025
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$466,168	$506,075	$636,654	$94,822	$1,703,719
Armenia	181,698	—	—	—	181,698
Cyprus	63,179	—	—	6,311	69,490
US	3,431	—	—	40,520	43,951
Other	2,873	73	—	2,351	5,297
TOTAL REVENUE, NET	$717,349	$506,148	$636,654	$144,004	$2,004,155

	Year ended March 31, 2024
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$450,058	$615,870	$325,505	$79,814	$1,471,247
Cyprus	115,878	—	—	2,454	118,332
Armenia	43,132	—	—	—	43,132
US	11,372	—	—	1,470	12,842
Other	1,514	—	—	189	1,703
TOTAL REVENUE, NET	$621,954	$615,870	$325,505	$83,927	$1,647,256

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2026
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$23,049	$89,083	$7,040	$239,224	$358,396
Right-of-use assets	21,065	7,986	1,934	16,594	47,579
TOTAL LONG-LIVED ASSETS	$44,114	$97,069	$8,974	$255,818	$405,975

Kazakhstan	15,124	95,288	8,974	219,533	338,919
Cyprus	12,371	—	—	27,541	39,912
USA	3,640	—	—	5,782	9,422
Armenia	5,571	—	—	—	5,571
Other	7,408	1,781	—	2,962	12,151
TOTAL LONG-LIVED ASSETS	$44,114	$97,069	$8,974	$255,818	$405,975

	March 31, 2025
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$20,713	$53,716	$2,461	$114,213	$191,103
Right-of-use assets	21,101	7,684	2,532	8,511	39,828
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931

Kazakhstan	15,241	60,863	4,993	97,608	178,705
Cyprus	15,178	—	—	21,791	36,969
USA	4,220	—	—	2,389	6,609
Armenia	6,082	—	—	—	6,082
Other	1,093	537	—	936	2,566
TOTAL LONG-LIVED ASSETS	$41,814	$61,400	$4,993	$122,724	$230,931
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
Banking
Companies in the Banking segment generate banking service fee and interest income by providing services that include lending, deposit services, payment card services, money transfers, correspondent accounts, supporting both individual and corporate customers with innovative digital financial solutions. To ensure a seamless experience, the Banking segment it

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
provides user-friendly trading applications that offer convenience and flexibility. Companies in the Banking segment also conduct proprietary securities trading activities.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 31 - STATUTORY CAPITAL REQUIREMENTS
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
Freedom Life and Freedom Insurance are required by ARDFM to notify it of any proposal to declare or pay a dividend on its share capital, and the ARDFM may, following the notification, decide to restrict such proposal. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of March 31, 2026 and March 31, 2025, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of March 31, 2026, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by the NBK and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, (v) in Uzbekistan issued by the Center of Coordination and Development of Securities Market, (vi) in Kyrgyzstan issued by the Financial Market Regulatory and Supervision Service under the Ministry of Economy and Сommerce of the Kyrgyz Republic, and (vii) in UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority; (b) a banking license for foreign currency operations in Kazakhstan issued by the ARDFM; (c) banking licenses (i) in Kazakhstan for corporate and retail banking services issued by the ARDFM (including for currency exchange operations), and (ii) in Tajikistan issued by the National Bank of Tajikistan; (d) a payment service provider in Kazakhstan registered in such capacity with the NBK, payment services providers in Uzbekistan and Kyrgyzstan holding licenses from the Central Bank of Uzbekistan and the National Bank of the Kyrgyz Republic, respectively; and (e) a securities portfolio management license in Tajikistan issued by the Ministry of Finance of Tajikistan. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the SEC and FINRA, with respect to its brokerage and investment advisory activities in the U.S. In addition, following receipt of a principal approval by the Türkiye's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Türkiye.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2026 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings
(amounts in thousands)
Freedom EU	Brokerage	$686,750	$19,509	$667,241	$522,253
Freedom Bank KZ	Bank	518,891	231,143	287,747	286,195
Freedom Holding Corp.	Non-regulated holding company	1,489,279	200,000	1,289,279	1,231,500
Freedom Global	Brokerage	139,906	37,068	102,838	163,820
Freedom Life	Life Insurance	117,074	13,550	103,524	107,131
Freedom Armenia ("Freedom AR")	Brokerage	95,550	797	94,753	96,377
Freedom KZ	Brokerage	73,931	452	73,480	141,684
Freedom Insurance	Property and Casual Insurance	59,373	13,550	45,822	34,432
Other regulated operating subsidiaries	Other	25,568	2085	23,483	(53,207)
		$3,206,322	$518,154	$2,688,167	$2,530,185
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2026 (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 32 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the date of issuance of these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS and PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026 our disclosure controls and procedures were effective.

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

The Company acquired Astel Group Ltd. (renamed Freedom Cloud Holding Ltd. on January 8, 2026) (the "Acquired Company") on April 30, 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, the internal controls of the Acquired Company, which represent total assets of $38,748 (or 0.3% of total consolidated assets) and total revenues of $23,144 (or 1.1% of total consolidated revenues) included in the consolidated financial statements of the Company as of and for the year ended March 31, 2026, respectively.

Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026, has been audited by Deloitte LLP, an independent registered public accounting firm based in Kazakhstan, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting during the fiscal year ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the period covered by this report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934).
ITEM 9С. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC (the "2026 Proxy Statement") within 120 days of the end of our 2026 fiscal year.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about security ownership of certain beneficial owners and management will be contained in the 2026 Proxy Statement and such information is incorporated herein by reference.
Our Board of Directors has adopted insider trading policies and procedures (as most recently amended on October 29, 2025) governing the purchase, sale, or any other disposition of the Company's securities and material non-public information that are designed to promote compliance with insider trading laws, rules, regulations, and applicable Nasdaq standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. A copy of our insider trading policies and procedures is filed with this annual report on Form 10-K by way of incorporation by reference as Exhibit 19.01.
ITEM 11. EXECUTIVE COMPENSATION
The information about security ownership of certain beneficial owners and management will be contained in the 2026 Proxy Statement and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about security ownership of certain beneficial owners and management will be contained in the 2026 Proxy Statement and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2026 Proxy Statement and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in the 2026 Proxy Statement and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(2)
4.02	Guarantee Agreement dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bond Program of Freedom Finance SPC Ltd.(6)%
4.03	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026 issued by Freedom Finance SPC Ltd.(7)
4.04	Freedom Finance SPC Ltd. US$1,000,000,000 Bond Program Prospectus, as amended(13)%
4.05	Offer Terms of the US$200,000,000 Bonds (1st tranche) Due December 19, 2028 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(10)
4.06	Guarantee Agreement dated December 15, 2023, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (1st tranche) of Freedom Finance SPC Ltd.(10)%
4.07	Offer Terms of the US$200,000,000 Bonds (2nd tranche) Due September 16, 2026 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(10)
4.08	Guarantee Agreement dated September 12, 2024, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to U.S.$200,000,000 Bonds (2nd tranche) of Freedom Finance SPC Ltd.(10)%
4.09	Offer Terms of the US$200,000,000 Bonds (3rd tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(13)
4.10	Offer Terms of the EUR87,935,900 Bonds (4th tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(13)
4.11	Offer Terms of the CNY219,070,900 Bonds (5th tranche) Due May 26, 2027 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(13)
4.12
Guarantee Agreement dated May 22, 2025, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in the total amount of US$330,000,000 Bonds (3rd, 4th and 5th tranches) of Freedom Finance SPC Ltd.(13)%

4.13	Offer Terms of the US$269,715,400 Bonds (6th tranche) Due October 10, 2028 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Program(15)
4.14	Guarantee Agreement dated October 6, 2025, between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to the US$269,715,400 Bonds (6th tranche) of Freedom Finance SPC Ltd.(15)%
4.15	Freedom Finance SPC Ltd. US$1,000,000,000 Second Bond Program Prospectus*%
4.16	Offer Terms of the US$400,000 Bonds (1st tranche) Due March 19, 2029 issued by Freedom Finance SPC Ltd. under the US$1,000,000,000 Second Bond Program*
4.17	Guarantee Agreement dated December 12, 2025 between Freedom Holding Corp. and Freedom Finance SPC Ltd. in relation to the Freedom Finance SPC Ltd. US$1,000,000,000 Second Bond Program*%
10.01	Freedom Holding Corp. 2019 Equity Incentive Plan(3)+
10.02	Employment Agreement No. 21-38/1 dated February 1, 2021 between Freedom Finance Global PLC and Timur Turlov(8)+%#
10.03	Supplementary Agreement dated May 2, 2024 to an Employment Agreement No. 21-38/1 dated February 01, 2021 between Freedom Finance Global PLC and Timur Turlov(8)+%#
10.04	Supplementary Agreement dated July 15, 2025 to an Employment Agreement No. 21-38/1 dated February 1, 2021 between Freedom Finance Global PLC and Timur Turlov(14)+%#

10.05
Minutes No. 1/2018 of extraordinary general meeting of shareholders of Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) dated March 19, 2018(9)+%#

10.06	Actions of the Board of Directors of Freedom Holding Corp. dated August 1, 2025(14)+
10.07	Agreement with Member of the Board of Directors dated July 24, 2020 Freedom Finance Global PLC and Askar Tashtitov(8)+%#
10.08	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Askar Tashtitov(12)+%
10.09	Agreement dated January 20, 2026 on Termination of an Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov*+#
10.10	Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Evgeny Ler(8)+%#
10.11	Supplementary Agreement dated May 10, 2024 to an Agreement with Member of the Board of Directors dated July 24, 2020 between Freedom Finance Global PLC and Evgeny Ler(12)+%
10.12	Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeny Ler(8)+%#
10.13	Supplementary Agreement dated January 25, 2016 to an Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeny Ler(2)+%#
10.14	Supplementary Agreement dated October 2, 2023 to an Employment Agreement No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeny Ler(8)+%#
10.15	Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov(8)+%#
10.16	Supplementary Agreement dated October 2, 2023 to an Employment Agreement No. 16-217 dated August 1, 2016 between Freedom Finance Joint Stock Company and Renat Tukanov(8)+%#
10.17	Employment Agreement dated September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov(8)+%#
10.18	Supplementary Agreement dated February 2, 2026 to an Employment Agreement No. 20-362 dated September 14, 2020 between Freedom Finance Global PLC and Renat Tukanov*+%#
10.19	Employment Agreement dated September 1, 2020 between Freedom Finance Global PLC and Sergey Lukyanov(8)+%#
10.20	Supplementary Agreement dated March 3, 2025 to an Employment Agreement dated September 1, 2020 between Freedom Finance Global PLC and Sergey Lukyanov(14)+%#
10.21	Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov(8)+%#
10.22	Supplementary Agreement dated November 18, 2024 to an Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov(11)+%#
10.23	Minutes No. 05/14 of meeting of the board of directors of Freedom Finance Joint Stock Company dated May 14, 2024(9)+%#
10.24	Employment Agreement No. 24-388 dated December 2, 2024 between Freedom Finance Global PLC and Aidos Zhumagulov(11)+%
10.25	Supplementary Agreement dated September 2, 2025 to an Employment Agreement No. 24-388 dated December 2, 2024 between Freedom Finance Global PLC and Aidos Zhumagulov(14)+%#
10.26
Employment Agreement No. 9 dated February 8, 2018 between Life Insurance Company "Freedom Life" Joint Stock Company (formerly, Life Insurance Company "Asia Life" Joint Stock Company) and Azamat Yerdessov(9)+%#

10.27	Supplementary Agreement dated January 5, 2026 to an Employment Agreement No. 9 dated February 8, 2018 between Life Insurance Company "Freedom Life" Joint Stock Company and Azamat Yerdessov*+%#
10.28	Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov(9)+%#
10.29	Supplementary Agreement No. 1 dated October 16, 2024 to an Employment Agreement No. 1 dated January 5, 2024 between Freedom Telecom Operations Limited Liability Partnership and Kairat Akhmetov(10)+#
10.30	Employment Agreement dated August 21, 2023 between Freedom Telecom Holding Ltd. and Kairat Akhmetov(13)+%#

10.31	Employment Agreement No. 2 dated May 11, 2023 between Freedom Horizons Limited Liability Partnership and Kairat Kelimbetov(9)+%#
10.32	Employment Agreement dated April 7, 2023 between Freedom Finance Europe Ltd. and Evgenii Tiapkin(9)+%
10.33	Supplementary Agreement dated November 21, 2025 to an Employment Agreement dated April 7, 2023 between Freedom Finance Europe Ltd. and Evgenii Tiapkin(15)+%
10.34	Outstaffing Agreement dated May 28, 2024 between Freedom Holding Corp. and JMK Management Services Corp. for the services of Jason Kerr to act as the Chief Legal Officer of Freedom Holding Corp.(9)+%
10.35	Freedom Holding Corp. Secretary's Certificate dated March 31, 2026*+
10.36	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Askar Tashtitov(13)+
10.37	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Evgeny Ler(13)+
10.38	Restricted Stock Award Agreement dated February 11, 2026 between Freedom Holding Corp. and Renat Tukanov*+
10.39	Restricted Stock Award Agreement dated July 9, 2025 between Freedom Holding Corp. and Jason Kerr(13)+
10.40	Restricted Stock Award Agreement dated March 1, 2024 between Freedom Holding Corp. and Aidos Zhumagulov(9)+
10.41	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Andrew Gamble(14)+
10.42	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Amber Williams(14)+
10.43	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Philippe Vogeleer(14)+
10.44	Restricted Stock Award Agreement dated September 16, 2025 between Freedom Holding Corp. and Boris Cherdabayev(14)+
14.01	Code of Ethics(4)
19.01	Insider Trading Policy(15)
21.01	List of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm (Deloitte LLP)*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation(8)
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

104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(5), Item 601(a)(6), or Item 601(b)(10) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant's original Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on September 21, 2018.
(4)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on July 27, 2018.
(5)	[Reserved].
(6)	Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on November 22, 2021.
(7)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.
(8)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 14, 2024.
(9)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024.
(10)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2024.
(11)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on June 13, 2025.
(13)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025.
(14)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2025.
(15)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2026.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 1, 2026	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 1, 2026
Timur Turlov

/s/ Evgeny Ler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 1, 2026
Evgeny Ler

/s/ Askar Tashtitov	Director	June 1, 2026
Askar Tashtitov

/s/ Kairat Kelimbetov	Director	June 1, 2026
Kairat Kelimbetov

/s/ Boris Cherdabayev	Director	June 1, 2026
Boris Cherdabayev

/s/ Andrew Gamble	Director
Andrew Gamble

/s/ Philippe Vogeleer	Director
Philippe Vogeleer

/s/ Amber Williams	Director	June 1, 2026
Amber Williams