Form 10-Q
period 2026-06-30
Freedom Holding Corp.
filed 2026-08-10
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ☐  No ☒
As of August 7, 2026, the registrant had 63,787,666 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2026	March 31, 2026

ASSETS
Cash and cash equivalents	$1,351,050	$966,115
Restricted cash	1,473,196	1,246,312
Investment securities	4,182,982	3,342,561
Margin lending, brokerage and other receivables, net	3,996,783	4,690,782
Loans issued (including $25,157 and $21,321 to related parties)	2,036,515	2,077,606
Fixed assets, net	371,980	358,396
Intangible assets, net	85,996	73,319
Goodwill	52,995	51,099
Right-of-use asset	61,438	47,579
Insurance contract assets	57,011	36,849
Other assets, net (including $40,641 and $40,119 with related parties)	376,937	264,621
TOTAL ASSETS	$14,046,883	$13,155,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,254,206	$1,024,923
Customer liabilities	7,048,800	7,103,984
Margin lending and trade payables	594,005	689,641
Insurance contract liabilities	768,095	653,907
Current income tax liability	62,601	43,701
Debt securities issued	1,470,693	1,261,120
Lease liability	62,986	48,843
Liability arising from continuing involvement	561,891	554,594
Unsettled liability arising from a private placement	300,000	—
Other liabilities	388,330	285,247
TOTAL LIABILITIES	$12,511,607	$11,665,960
Commitments and Contingent Liabilities (Note 24)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 61,428,760 shares issued and outstanding as of June 30, 2026, and 61,292,581 shares issued and outstanding as of March 31, 2026, respectively	61	61
Additional paid in capital	338,123	314,657
Retained earnings	1,263,160	1,231,500
Accumulated other comprehensive loss	(66,068)	(56,939)
TOTAL FRHC SHAREHOLDERS’ EQUITY	$1,535,276	$1,489,279

Non-controlling interest	—	—
TOTAL SHAREHOLDERS’ EQUITY	$1,535,276	$1,489,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,046,883	$13,155,239
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2026	2025 (Recasted)

Revenue:
Fee and commission income	$156,734	$107,642
Net gain on trading securities	79,778	45,602
Interest income	295,106	198,571
Net insurance revenue	124,175	143,815
Net gain/(loss) on foreign exchange operations	13,726	(12,893)
Net gain on derivatives	9,853	15,459
Sales of goods and services	41,510	17,224
Other income	11,645	8,561
TOTAL REVENUE, NET	$732,527	$523,981

Expense:
Fee and commission expense	$31,289	$84,354
Interest expense	177,563	113,410
Insurance claims and policyholder benefits, net of reinsurance	131,582	64,996
Payroll and bonuses	153,127	92,505
Professional services	10,004	13,024
Stock compensation expense	23,235	23,054
Advertising and sponsorship expense (including for the three month ended $11,831 and $5,513 from related parties)	35,785	24,463
General and administrative expense	76,205	41,975
Allowance for expected credit losses	17,659	4,822
Cost of sales	35,244	13,903
TOTAL EXPENSE	$691,693	$476,506

INCOME BEFORE INCOME TAX	40,834	47,475

Income tax expense	(9,174)	(10,119)

NET INCOME	$31,660	$37,356

Less: Net loss attributable to non-controlling interest in subsidiary	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$31,660	$37,356

OTHER COMPREHENSIVE INCOME
Change in unrealized (gain)/loss on investments available-for-sale, net of tax effect	(1,141)	2,998
Reclassification adjustment for net realized (gain)/loss on available-for-sale investments disposed of in the period, net of tax effect	(238)	174
Change in discount rate on liability for future policy benefits	(3,350)	(848)
Foreign currency translation adjustments	(4,400)	(41,804)
OTHER COMPREHENSIVE LOSS	(9,129)	(39,480)

COMPREHENSIVE INCOME/(LOSS) BEFORE NON-CONTROLLING INTERESTS	$22,531	$(2,124)

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	—

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$22,531	$(2,124)

EARNINGS PER COMMON SHARE (In U.S. dollars):
Earnings per common share - basic	0.52	0.62
Earnings per common share - diluted	0.52	0.61

Weighted average number of shares (basic)	60,416,219	59,853,479
Weighted average number of shares (diluted)	61,269,787	61,057,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Three Months Ended June 30,
	2026	2025
		(Recasted)
Cash Flows From Operating Activities
Net income	$31,660	$37,356
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	9,879	6,114
Amortization of deferred acquisition costs	2,264	70,018
Non-cash lease expense	6,240	4,046
Change in deferred taxes	(21,149)	(5,463)
Stock compensation expense	23,235	23,054
Unrealized gain on trading securities	(54,499)	(37,736)
Unrealized (gain)/loss on derivatives	(1,524)	1,954
Net realized (gain)/loss on available-for-sale securities	(238)	174
Net change in accrued interest	(54,143)	19,796
Gain from sale of Comrun LLP	—	(1,613)
Change in insurance reserves	112,536	53,777
Revaluation of investment in associates	123	79
Change in unused vacation reserves	2,225	1,266
Allowance for expected credit losses	17,659	4,822
Other non-cash expense/(income)	710	(85)
Changes in operating assets and liabilities:
Trading securities	(548,723)	227,270
Margin lending, brokerage and other receivables (including $12,293 and $15,797 changes from related parties)	745,444	449,567
Insurance contract assets	(15,172)	6,653
Other assets	(36,533)	(101,183)
Brokerage customer liabilities (including $18,698 and $40,843 changes from related parties)	(508,231)	49,788
Current income tax liability	18,935	10,283
Margin lending and trade payables (including $184 and $252 changes from related parties)	(150,637)	(352,399)
Lease liabilities	(6,135)	(3,850)
Liabilities from insurance activity	(3,313)	(5,191)
Other liabilities	87,763	22,334
Net cash flows (used in)/from operating activities	(341,624)	480,831

Cash Flows Used In Investing Activities
Purchase of fixed assets	(79,140)	(26,356)
Purchase of intangible assets	(15,801)	(4,431)
Net change in loans issued to customers	19,589	(205,794)
Purchase of available-for-sale securities, at fair value	(132,730)	(40,740)
Proceeds from sale of available-for-sale securities, at fair value	20,837	13,525
Purchase of held-to-maturity securities	(85,644)	(239,241)
Capital contribution to investment in associate	(40)	(20)
Cash, cash equivalents disposed from sale of subsidiaries	—	(55)
Consideration paid for acquisitions	(4,875)	(10,082)
Cash, cash equivalents and restricted cash received from acquisitions	2,439	7,678
Net cash flows used in investing activities	(275,365)	(505,516)

FREEDOM HOLDING CORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash Flows From Financing Activities
Proceeds from private placement	300,000	—
Net proceeds/(repayment) of securities repurchase agreement obligations	233,380	(308,030)
Proceeds from issuance of debt securities	210,009	199,204
Net change in bank customer deposits	475,222	196,178
Settlement and repurchase of mortgage loans under the State Program	(16,420)	(12,952)
Funds received under state program for financing of mortgage loans	20,225	16,223
Net (repayment)/proceeds from loans received	(5,718)	32,758
Net cash flows from financing activities	1,216,698	123,381

Effect of changes in foreign exchange rates on cash and cash equivalents	12,196	(74,207)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(86)	(393)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	611,819	24,096

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,212,427	1,644,770

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,824,246	$1,668,866

	For The Three Months Ended June 30,
	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for interest	$162,689	$109,947
Income tax paid	$11,606	$8,767

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$18,411	$3,085
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	June 30, 2025

Cash and cash equivalents	$1,351,050	$567,907
Restricted cash	1,473,196	1,100,959
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$2,824,246	$1,668,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total equity attributable to the shareholders'	Non- controlling interest	Total
	Shares	Amount

At March 31, 2025 (Recasted)	60,993,949	$61	$246,610	$1,078,172	$(100,396)	$1,224,447	$117	$1,224,564

Sale of Comrun LLP	—	—	—	—	—	—	(117)	(117)
Stock based compensation	211,691	—	23,054	—	—	23,054	—	23,054
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(41,804)	(41,804)	—	(41,804)
Other comprehensive income	—	—	—	—	3,172	3,172	—	3,172
Net income	—	—	—	37,356	—	37,356	—	37,356

At June 30, 2025 (Recasted)	61,205,640	$61	$269,664	$1,115,528	$(139,028)	$1,246,225	$—	$1,246,225

At March 31, 2026	61,292,581	$61	$314,657	$1,231,500	$(56,939)	$1,489,279	$—	$1,489,279

Contribution of shareholder	—	—	231	—	—	231	—	231
Stock based compensation	136,179	—	23,235	—	—	23,235	—	23,235
Foreign currency translation adjustments, net of tax effect	—	—	—	—	(4,400)	(4,400)	—	(4,400)
Other comprehensive loss	—	—	—	—	(4,729)	(4,729)	—	(4,729)
Net income	—	—	—	31,660	—	31,660	—	31,660

At June 30, 2026	61,428,760	$61	$338,123	$1,263,160	$(66,068)	$1,535,276	$—	$1,535,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. ("FRHC" and, together with its subsidiaries, the "Company" or the "Group") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, insurance products, payment services information, processing services and lifestyle services. The Company also owns several ancillary businesses, which complement its core financial services businesses, including telecommunications and media businesses in Kazakhstan that are in the early stages of development generating limited revenue relative to the Company's core financial services businesses. FRHC is the holding company of subsidiaries incorporated in Kazakhstan, Cyprus, the United States (USA), the United Kingdom (UK), Armenia, the United Arab Emirates (UAE), Japan, Uzbekistan, Kyrgyzstan, Georgia, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France and Poland and the Group also has a representative office in Italy. FRHC's subsidiaries in the United States include a broker-dealer that is registered with the United States Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"). FRHC's common stock is traded on the Nasdaq Capital Market, the Kazakhstan Stock Exchange ("KASE"), and the Astana International Exchange ("AIX"). FRHC's common stock is included in Russell 3000® Index.
As of June 30, 2026, FRHC owned, directly or indirectly, the following subsidiaries:

Name of subsidiary	Jurisdiction of Incorporation	Business Area(1)
Brokerage Segment
Freedom Finance JSC ("Freedom KZ")	Kazakhstan	Securities broker-dealer
Freedom Finance Global PLC ("Freedom Global")	Kazakhstan	Securities broker-dealer
Freedom Finance Europe Limited ("Freedom EU")	Cyprus	Securities broker-dealer
Freedom Finance Armenia LLC ("Freedom AR")	Armenia	Securities broker-dealer
Prime Executions, Inc. (d/b/a Freedom Capital Markets) ("FCM")	USA	Securities broker-dealer
Foreign Enterprise LLC Freedom Finance	Uzbekistan	Securities broker-dealer
Freedom Broker LLC	Kyrgyzstan	Securities broker-dealer
Freedom Broker Global Markets Ltd	UAE	Securities broker-dealer
FREEDOM YATIRIM MENKUL DEĞERLER ANONİM ŞİRKETİ	Türkiye	Securities broker-dealer (pending receipt of license)
Banking Segment
Freedom Bank Kazakhstan JSC ("Freedom Bank KZ")	Kazakhstan	Commercial bank
Freedom Bank Tajikistan CJSC ("Freedom Bank TJ")	Tajikistan	Commercial bank
OUSA Nova LLP	Kazakhstan	Stress asset management company
FBG Company JSC	Georgia	Commercial bank (pending receipt of license)
Insurance Segment
LIC Freedom Life JSC ("Freedom Life")	Kazakhstan	Life/health insurance
Freedom Finance Insurance JSC ("Freedom Insurance")	Kazakhstan	General insurance
Other segment
Ticketon Events LLP ("Ticketon")	Kazakhstan	Online ticket sales
Chiptahoi Muosir LLC	Tajikistan	Online ticket sales
Ticketon Events KG LLC	Kyrgyzstan	Online ticket sales
Ticketon LLC	Uzbekistan	Online ticket sales
Freedom Digital Exchange CJSC	Kyrgyzstan	Digital asset services

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Finance Special Purpose Company LTD ("Freedom SPC")	Kazakhstan	Issuance of debt securities
FRHC-IF. SPC Ltd	Kazakhstan	Financing and investment activities
Freedom Finance Commercial LLP	Kazakhstan	Sales consulting
Freedom Technologies LLP ("Paybox")	Kazakhstan	Payment services
Freedom Processing LLP	Kazakhstan	IT solutions and products processes data for payment services
Freedom Pay LLP	Kazakhstan	Payment platform
Paybox Money LLP	Kazakhstan	Implementation of payment services
Freedom Pay Tajikistan LLC	Tajikistan	Bank Payment Agent
Freedom Pay Kyrgyzstan LLC	Kyrgyzstan	Provision of payment services
Freedom Payments LLC	Uzbekistan	Provision of payment services
Aviata LLP ("Aviata")	Kazakhstan	Online travel ticket aggregator
Internet-Tourism LLP	Kazakhstan	Online travel ticket aggregator
Arbuz Group LLP ("Arbuz")	Kazakhstan	Online retail trade and e-commerce
Prime Retail LLP	Kazakhstan	Online retail trade and e-commerce
Retail Prime Astana LLP	Kazakhstan	Online retail trade and e-commerce
Arbuz Pharma LLP	Kazakhstan	Retail (pharmaceuticals)
Freedom Telecom Holding Limited ("Freedom Telecom")	Kazakhstan	Telecommunications
Freedom Telecom Operations LLP	Kazakhstan	Wireless telecommunications
Freedom Media LLP ("Freedom Media")	Kazakhstan	Media and entertainment
Freedom Cloud LLP ("Freedom Cloud")	Kazakhstan	Telecommunications
Freedom Connect LLP (formerly, SilkNetCom LLP)	Kazakhstan	Telecommunications
Elitecom LLP	Kazakhstan	Telecommunications
Freedom Cloud Holding Ltd. (formerly, Astel Group Ltd., renamed on January 8, 2026) ("Freedom Cloud Holding")	Kazakhstan	Holding company
Arna-Sprint Data Communications JSC	Kazakhstan	Rental and leasing of other personal items and household goods
Astel JSC	Kazakhstan	Other wireless telecommunications
Freedom Kazakhstan Ltd.	Kazakhstan	Holding company
Freedom Advertising Ltd. ("Freedom Advertising")	Kazakhstan	Advertising
Freedom Shapagat Corporate Fund	Kazakhstan	Non-profit organization
Freedom Holding Operations LLP	Kazakhstan	Hiring and recruitment
Freedom Horizons LLP	Kazakhstan	Business consulting and services
CLUB T LLP	Kazakhstan	Restaurant and cafe operations
CLUB T ASTANA LLP	Kazakhstan	Restaurant and cafe operations
Freedom Events LLP	Kazakhstan	Concert and events organizations
Freedom Tech Ltd.	Kazakhstan	IT services
Freedom Ventures Ltd.	Kazakhstan	Investment company
Freedom Home LLP	Kazakhstan	Housing and utilities software solutions
Freedom Auto LLP	Kazakhstan	E-commerce and logistics
Freedom Travel LLP	Kazakhstan	Travel agency operations
Freedom Media Group Ltd	Kazakhstan	Holding company
Freedom AI Ltd	Kazakhstan	Data center and IT infrastructure services
Freedom Hotels LLP	Kazakhstan	Online hotel booking platform
Freedom Finance Azerbaijan LLC	Azerbaijan	Financial educational center
Freedom Finance FZE	UAE	Consulting

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Freedom Management Ltd.	UAE	Consulting
Freedom Telecom International FZE	UAE	Telecommunications
FRHC Executive office L.L.C-FZ	UAE	Holding company
Freedom Finansial Hizmetler Anonim Şirketi	Türkiye	Financial consulting
Freedom Finance Technologies Ltd	Cyprus	IT development
Freedom Prime UK Limited	UK	Management consulting
Freedom Finance Germany GmbH	Germany	Tied Agent of Freedom EU
Freedom Structured Products PLC ("FSP")	Cyprus	Financial services
Freedom24 Chess Masters LTD	Cyprus	Chess academy
Freedom Property Ltd	Cyprus	Asset management company
Freedom24 Bulgaria VCC	Bulgaria	Tied Agent of Freedom EU
Freedom24 Greece Single Members P.C	Greece	Tied Agent of Freedom EU
Freedom24 Poland LTD	Poland	Tied Agent of Freedom EU
Freedom24 Lithuania, UAB	Lithuania	Tied Agent of Freedom EU
Freedom24 Iberia SL	Spain	Tied Agent of Freedom EU
Freedom24 Netherlands B.V.	Netherlands	Tied Agent of Freedom EU
Freedom24 Austria GmbH	Austria	Tied Agent of Freedom EU
Freedom24 France	France	Tied Agent of Freedom EU
Freedom24 Portugal, LDA	Portugal	Tied Agent of Freedom EU
Freedom24 C	Cyprus	EMI license acquisition
Freedom24 P	Cyprus	EMI license acquisition
ChessBase GmbH	Germany	Development and distribution of chess software
Freedom Japan Co., Ltd	Japan	Market research and analysis (fintech)
FFIN Securities, Inc.	USA	Dormant
Freedom U.S. Market LLC	USA	Management company
LD Micro, Inc.	USA	Event platform
Freedom US Technologies LLC	USA	Technology services
Total subsidiaries		90

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
These consolidated financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “2026 Annual Report on Form 10-K”). Note 2 to the consolidated financial statements in Company’s 2026 Annual Report on Form 10-K contains a summary of the Company’s significant accounting policies, except for the following amendments:

Concentrations of Revenue

Revenues from one customer of the Group's Brokerage segment represents the following amount of the Group's consolidated revenues:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Single non-related party	$100,886	$81,272

For the three months ended June 30, 2026 and June 30, 2025, the amounts in the table above included fee and commission income earned from one customer in the amount of $89,806 and $72,325, respectively, and interest income from margin loans to one customer in the amount of $11,080 and $8,947.

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

As of June 30, 2026 and March 31, 2026, goodwill recorded in the Company's Condensed Consolidated Balance Sheets totaled $52,995 and $51,099, respectively.

The amount of goodwill at June 30, 2026 increased compared to March 31, 2026 primarily as a result of the acquisition of 100% interest in ChessBase GmbH by FRHC. Final valuation of ChessBase GmbH was not completed. Excluding the impact of acquisition of ChessBase GmbH, the increase in goodwill was partially offset by the effect of foreign currency translation.
The changes in the carrying amount of goodwill for the three months ended June 30, 2026 and 2025, were as follows:

	Brokerage	Bank	Insurance	Other	Total
Goodwill, gross
Balance as of March 31, 2025	$2,568	$2,735	$921	$42,869	$49,093
Foreign currency translation difference	(28)	(473)	(27)	(1,274)	(1,802)
Write-off due to the sale	—	—	—	(560)	(560)
Acquired	—	—	—	1,740	1,740
Balance as of June 30, 2025	$2,540	$2,262	$894	$42,775	$48,471

Balance as of March 31, 2026	$2,618	$2,455	$970	$45,056	$51,099
Foreign currency translation difference	(4)	(10)	(4)	(159)	(177)
Write-off due to the sale	—	—	—	—	—
Acquired	—	—	—	2,073	2,073
Balance as of June 30, 2026	$2,614	$2,445	$966	$46,970	$52,995

Accumulated impairment
Balance as of March 31, 2025	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2025	$—	$—	$—	$—	$—

Balance as of March 31, 2026	$—	$—	$—	$—	$—
Impairment expense	—	—	—	—	—
Balance as of June 30, 2026	$—	$—	$—	$—	$—

Goodwill, net of impairment
Balance as of June 30, 2025	$2,540	$2,262	$894	$42,775	$48,471
Balance as of March 31, 2026	$2,618	$2,455	$970	$45,056	$51,099
Balance as of June 30, 2026	$2,614	$2,445	$966	$46,970	$52,995

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
Previously, because the payment of these dividends was subject to the Company's discretionary approval and did not represent a present obligation as of the reporting date, no liability was recognized within future policy benefit reserves, deferred profit liabilities, or other policyholder benefit liabilities. These costs were expensed as incurred.
Beginning in May 2026, the Company changed its policyholder dividend program. Instead of paying dividends directly to policyholders, declared dividends are automatically applied as premiums for an additional insurance contract under which the Company is contractually obligated to pay the policyholder an amount equal to the premium. Accordingly, the Company concluded that the related payment represents a future policy benefit of the integrated insurance arrangement rather than a discretionary policyholder dividend. As a result, the expected cash flows are included in the measurement of the liability for future policy benefits, and such amounts are no longer recognized as policyholder dividend expense.
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

In connection with the adoption of LDTI, the Company renamed the following line items in its consolidated financial statements to accommodate the broader scope of LDTI-related activity: "Insurance underwriting income" was renamed to "Net insurance revenue"; "Insurance claims incurred, net of reinsurance" was renamed to "Insurance claims and policyholder benefits, net of reinsurance". A new line "Change in discount rate on liability for future policy benefits, net of tax" was added to the statement of other comprehensive income. Prior-period amounts have been conformed to the current-period presentation only and have no effect on previously reported total revenue, total expense, net income, total assets, or total liabilities.
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Adoption of ASU 2024-04 — Debt-Debt with Conversion and Other Options

In November 2024, the FASB issued ASU No. 2024-04, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20). The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The amendments in this update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of ASU No. 2024-04 did not impact the Company's consolidated financial statements or related disclosures.

Adoption of ASU 2025-05 — Financial instruments – Credit losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, “Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of ASU No. 2025-05 did not materially affect the Company’s consolidated financial statements.

Adoption of ASU 2025-08 — Financial instruments – Credit losses (Topic 326): Purchased loans

In November 2025, the FASB issued ASU No. 2025-08, “Financial instruments – Credit losses (Topic 326): Purchased loans”. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company early adopted ASU 2025-08 as of October 1, 2025. The Company adopted the guidance on a prospective basis to loans that are acquired on or after the initial application date, in accordance with the transition provisions of ASU 2025-08. Accordingly, the guidance applies to transactions occurring on or after the adoption date, the prior-period financial statements were not restated. The adoption of this ASU did not materially affect the Company’s consolidated financial statements.
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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU No. 2024-03 will have on its consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU No. 2025-04, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. The amendments in this update affect all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The amendments in this update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact that ASU No 2025-04 will have on its consolidated financial statements and related disclosures.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2026-01; however, the Company does not expect the adoption to have a material impact on its condensed consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2026-02 on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 3 - RECAST
Effective April 1, 2025, the Company adopted Accounting Standards Update 2018-12, Financial Services — Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), as amended by ASU 2019-09 and ASU 2020-11, using the modified retrospective transition method. The transition date is April 1, 2023, which is the beginning of the earliest period presented in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The condensed consolidated balance sheets as of June 30, 2026 and March 31, 2026 are presented on the basis applied in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and have not been recast; the recast affects the comparative statements of operations, comprehensive income, changes in equity (including opening balances as of April 1, 2025) and cash flows.
The comparative financial statements for the three months ended June 30, 2025 have been recast to reflect the effects of LDTI adoption. The adoption affected only the measurement and presentation of long-duration insurance contracts (life insurance and annuity contracts written by Freedom Life); it did not change the accounting for the Group's short-duration insurance contracts or any non-insurance line items. In connection with the adoption, the Group renamed the following financial statement line items: "Insurance underwriting income" to "Net insurance revenue"; "Insurance claims incurred, net of reinsurance" to "Insurance claims and policyholder benefits, net of reinsurance"; and "Liabilities from insurance activity" to "Insurance contract liabilities". A new line "Change in discount rate on liability for future policy benefits" was added to other comprehensive income. Prior-period amounts have been conformed to the current-period presentation. The adoption of LDTI did not change net cash provided by or used in operating, investing, or financing activities for any period presented.

	Three months ended June 30, 2025
	As previsouly reported	Effect of adoption of ASU 2018-12	As recasted

Revenue:
Fee and commission income	$107,642	$—	$107,642
Net gain on trading securities	45,602	—	45,602
Interest income	198,571	—	198,571
Net insurance revenue	153,257	(9,442)	143,815
Net loss on foreign exchange operations	(12,893)	—	(12,893)
Net gain on derivatives	15,459	—	15,459
Sales of goods and services	17,224	—	17,224
Other income	8,561	—	8,561
TOTAL REVENUE, NET	$533,423	$(9,442)	$523,981

Expense:
Fee and commission expense	$84,871	$(517)	$84,354
Interest expense	113,410	—	113,410
Insurance claims and policyholder benefits, net of reinsurance	80,285	(15,289)	64,996
Payroll and bonuses	93,101	(596)	92,505
Professional services	13,024	—	13,024
Stock compensation expense	23,054	—	23,054
Advertising and sponsorship expense	24,463	—	24,463
General and administrative expense	41,975	—	41,975
Allowance for expected credit losses	4,822	—	4,822
Cost of sales	13,903	—	13,903

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

TOTAL EXPENSE	$492,908	$(16,402)	$476,506

INCOME BEFORE INCOME TAX	40,515	6,960	47,475

Income tax expense	(10,119)	—	(10,119)

NET INCOME	$30,396	$6,960	$37,356

Less: Net loss attributable to non-controlling interest in subsidiary	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$30,396	$6,960	$37,356

OTHER COMPREHENSIVE INCOME
Change in unrealized loss on investments available-for-sale, net of tax effect	2,998	—	2,998
Reclassification adjustment for net realized loss on available-for-sale investments disposed of in the period, net of tax effect	174	—	174
Change in discount rate on liability for future policy benefits	—	(848)	(848)
Foreign currency translation adjustments	(41,804)	—	(41,804)
OTHER COMPREHENSIVE LOSS	(38,632)	(848)	(39,480)

COMPREHENSIVE (LOSS)/INCOME BEFORE NON-CONTROLLING INTERESTS	$(8,236)	$6,112	$(2,124)

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	—

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,236)	$6,112	$(2,124)
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

(d) Disaggregated presentation. Under LDTI, the Group disaggregates Insurance contract liabilities between long-duration contracts (LFPB) and short-duration claims reserves within Note 14. Comparative periods have been recast to reflect this disaggregation.

(e) Line item renames. The Group renamed certain financial statement line items in connection with LDTI adoption as described above and in Note 2.
NOTE 4 – CASH AND CASH EQUIVALENTS
As of June 30, 2026, and March 31, 2026, cash and cash equivalents consisted of the following:

	June 30, 2026	March 31, 2026

Short term deposits in National Bank (Kazakhstan)	$344,493	$328,242
Short term deposits on brokerage accounts	317,750	5,621
Short term deposits in commercial banks	271,416	292,879
Overnight deposits	252,881	6,972
Petty cash in bank vault and on hand	80,052	97,595
Securities purchased under reverse repurchase agreements	58,782	207,893
Cash in transit	15,586	18,710
Short term deposits in stock exchanges	6,980	3,686
Short term deposits in National Bank (Tajikistan)	2,684	1,136
Short term deposits in the Central Depository (Kazakhstan)	1,238	3,904
Other short term deposits and accounts	213	211

Allowance for Cash and cash equivalents	(1,025)	(734)

Total cash and cash equivalents	$1,351,050	$966,115

As of June 30, 2026, and March 31, 2026, cash and cash equivalents balance included short-term collateralized securities received under reverse repurchase agreements which the Group concludes mainly on KASE. KASE, in turn, guarantees payments to the counterparty. The terms of the short-term collateralized securities received under reverse repurchase agreements as of June 30, 2026, and March 31, 2026 are presented below:

	June 30, 2026
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	4.93%	$46,615	$46,615
Corporate equity	16.17%	9,625	9,625
Corporate debt	11.51%	2,542	2,542
Total		$58,782	$58,782

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
The securities received by the Group as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Group under reverse repurchase agreements as of June 30, 2026 and March 31, 2026, was $58,965 and $207,846, respectively.
As of June 30, 2026 and March 31, 2026, securities purchased under reverse repurchase agreements included accrued interest in the amount of $143 and $107, with a weighted average maturity of 5 days and 1 day, respectively.
NOTE 5 – RESTRICTED CASH
As of June 30, 2026, and March 31, 2026, restricted cash consisted of the following:

	June 30, 2026	March 31, 2026

Brokerage customers’ cash	$1,303,828	$1,095,026
Guaranty deposits	158,787	135,258
Restricted bank accounts	9,114	9,436
Due from banks	8,627	6,183
Short term placements	8,592	16,368
Deferred distribution payment	23	23

Allowance for restricted cash	(15,775)	(15,982)

Total restricted cash	$1,473,196	$1,246,312

As of June 30, 2026, and March 31, 2026, part of the Group’s restricted cash was segregated in a special custody account for the exclusive benefit of the relevant brokerage customers.

As of June 30, 2026, and March 31, 2026, the Group had brokerage customers’ cash with a single non-related prime broker that individually exceeded 10% of the Group’s total restricted cash in the amount of $1,169,474 and $684,476, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – INVESTMENT SECURITIES
As of June 30, 2026 and March 31, 2026, trading, available-for-sale securities and held-to-maturity securities consisted of the following:

	June 30, 2026	March 31, 2026

Non-U.S. sovereign debt	$2,073,085	$1,337,577
Corporate debt	682,474	793,850
Corporate equity	148,815	166,394
U.S. sovereign debt	32,778	33,060
Exchange traded notes and funds	37,525	8,219
Total trading securities	$2,974,677	$2,339,100

	June 30, 2026	March 31, 2026

Corporate debt	$422,690	$311,604
Non-U.S. sovereign debt	242,009	240,453
U.S. sovereign debt	22,085	21,981
Total available-for-sale securities, at fair value	$686,784	$574,038

	June 30, 2026	March 31, 2026

Non-U.S. sovereign debt	$486,448	$429,660
Corporate debt	35,358	—
Allowance	(285)	(237)
Total held-to-maturity securities	$521,521	$429,423

Total investment securities	$4,182,982	$3,342,561

The following tables present maturity analysis for available-for-sale securities as of June 30, 2026, and March 31, 2026:

	June 30, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$42,944	$320,996	$55,087	$3,663	$422,690
Non-US sovereign debt	49,837	22,043	168,179	1,950	242,009
US sovereign debt	11,043	9,876	—	1,166	22,085
Total available-for-sale securities, at fair value	$103,824	$352,915	$223,266	$6,779	$686,784

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$24,824	$210,742	$72,497	$3,541	$311,604
Non-US sovereign debt	7,378	63,767	167,372	1,936	240,453
US sovereign debt	10,940	9,870	—	1,171	21,981
Total available-for-sale securities, at fair value	$43,142	$284,379	$239,869	$6,648	$574,038

The following tables present maturity analysis for held-to-maturity securities as of June 30, 2026, and March 31, 2026:

	June 30, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Corporate debt	$—	$—	$35,326	$—	$35,326
Non-US sovereign debt	—	195,247	115,350	175,598	486,195
Total held-to-maturity securities	$—	$195,247	$150,676	$175,598	$521,521

	March 31, 2026
	Remaining contractual maturity of the agreements
	Up to 1 year	1-5 years	5-10 years	More than 10 years	Total

Non-US sovereign debt	—	195,701	138,207	95,515	429,423
Total held-to-maturity securities	$—	$195,701	$138,207	$95,515	$429,423

As of June 30, 2026, the Group held debt securities of two issuers that individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in principal amount of $2,733,248 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in principal amount of $550,316. Similarly, as of March 31, 2026, the Group held debt securities of two issuers each of which individually exceeded 10% of the Group’s total investment securities - the Ministry of Finance of the Republic of Kazakhstan (Fitch: BBB credit rating) in principal amount of $1,897,085 and the Kazakhstan Sustainability Fund JSC (Fitch: BBB credit rating) in principal amount of $544,306. The debt securities issued by the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC are categorized as non-US sovereign debt and corporate debt, respectively.
As of June 30, 2026 and March 31, 2026, the Group had $495 and $376 that was recognized as other-than-temporary impairment in accumulated other comprehensive income/loss.
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
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2026, and March 31, 2026:

	Weighted Average Interest Rate	Total	Fair Value Measurements as of June 30, 2026 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	11.20%	$2,073,085	$816,276	$1,256,809	$—
Corporate debt	15.43%	682,474	444,449	236,948	1,077
Corporate equity	—	148,815	124,554	1,923	22,338
U.S. sovereign debt	4.14%	32,778	32,778	—	—
Exchange traded notes and funds	—	37,525	32,171	5,354	—

Total trading securities		$2,974,677	$1,450,228	$1,501,034	$23,415

Corporate debt	16.84%	$422,690	$239,704	$182,986	$—
Non-U.S. sovereign debt	8.71%	242,009	41,140	200,869	—
U.S. sovereign debt	1.88%	22,085	22,085	—	—

Total available-for-sale securities, at fair value		$686,784	$302,929	$383,855	$—
As of June 30, 2026, the fair value of held-to-maturity securities, determined using Level 1 inputs, totaled $323,067, and using Level 2 inputs, totaled $208,930. The table below presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities as of June 30, 2026.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	June 30, 2026
	Assets measured at amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value of held-to-maturity	Maturity Date

Corporate debt	$35,326	$2,949	$—	$38,275	2032
Non-US sovereign debt	486,195	11,989	(4,462)	493,722	2027 - 2040
Total held-to-maturity securities	$521,521	$14,938	$(4,462)	$531,997

	Weighted Average Interest Rate	Total	Fair Value Measurements as of March 31, 2026 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	10.06%	$1,337,577	$693,830	$643,747	$—
Corporate debt	16.80%	793,850	542,401	250,371	1,078
Corporate equity	—	166,394	141,270	3,927	21,197
U.S. sovereign debt	3.89%	33,060	33,060	—	—
Exchange traded notes and funds	—	8,219	6,019	2,200	—

Total trading securities		$2,339,100	$1,416,580	$900,245	$22,275

Corporate debt	16.41%	$311,604	$131,108	$180,496	$—
Non-U.S. sovereign debt	8.85%	240,453	74,055	166,398	—
U.S. sovereign debt	2.03%	21,981	21,981	—	—

Total available-for-sale securities, at fair value		$574,038	$227,144	$346,894	$—
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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The tables below present the valuation techniques and significant Level 3 inputs used in the valuation as of June 30, 2026, and March 31, 2026. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2026	Significant Unobservable Inputs	%

Corporate equity	DCF	$19,895	Discount rate	9.43%
			Estimated number of years	4 years
			Termination multiplier	10.5
Corporate equity	DCF	2,310	Discount rate	10.11%
			Estimated number of years	4 years
			Termination multiplier	0.935
Corporate debt	DCF	1,077	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	133	Discount rate	58.8%
			Estimated number of years	9 years
Total		$23,415

Type	Valuation Technique	FV as of March 31, 2026	Significant Unobservable Inputs	%

Corporate equity	DCF	$18,840	Discount rate	9.0%
			Estimated number of years	3 years
			Termination multiplier	10.5
Corporate equity	DCF	2,223	Discount rate	10.36%
			Estimated number of years	6 years
			Termination multiplier	0.935
Corporate debt	DCF	1,078	Discount rate	13.2%
			Estimated number of years	2 years
Corporate equity	DCF	134	Discount rate	58.8%
			Estimated number of years	9 years
Total		$22,275

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2026, and the year ended March 31, 2026:

Trading securities
Balance as of March 31, 2025	$18,320

Revaluation of investments that use Level 3 inputs	633
Reclassification to associate	1,093
Purchase of investments that use Level 3 inputs	2,222
Foreign currency translation	7
Balance as of March 31, 2026	$22,275

Revaluation of investments that use Level 3 inputs	1,140
Balance as of June 30, 2026	$23,415
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2026, and March 31, 2026:

	June 30, 2026
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized loss accumulated in other comprehensive (loss)/income including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$419,121	$—	$3,569	$422,690	2026 - 2039
Non-U.S. sovereign debt	244,687	(495)	(2,183)	242,009	2026 - indefinite
U.S. sovereign debt	22,123	—	(38)	22,085	2027 - 2044
Total available-for-sale securities, at fair value	$685,931	$(495)	$1,348	$686,784

	March 31, 2026
	Assets measured at amortized cost	Accumulated impairment loss	Unrealized gain/(loss) accumulated in other comprehensive income/(loss) including foreign currency translation adjustments, net	Assets measured at fair value	Maturity Date

Corporate debt	$304,548	$—	$7,056	$311,604	2026 - 2039
Non-U.S. sovereign debt	244,312	(376)	(3,483)	240,453	2026 - indefinite
U.S. sovereign debt	21,984	—	(3)	21,981	2027 - 2044
Total available-for-sale securities, at fair value	$570,844	$(376)	$3,570	$574,038

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 7 – MARGIN LENDING, BROKERAGE AND OTHER RECEIVABLES, NET
Margin lending, brokerage and other receivables as of June 30, 2026, and March 31, 2026, consisted of:

	June 30, 2026	March 31, 2026

Margin lending receivables	$3,939,843	$4,632,506
Receivables from telecommunication services	20,452	11,805
Bond coupon receivable and dividends accrued	9,576	9,785
Bank commissions receivable	7,820	7,337
Receivables from brokerage customers	2,451	1,797
Other receivables	37,429	47,511

Allowance for receivables	(20,788)	(19,959)

Total margin lending, brokerage and other receivables, net	$3,996,783	$4,690,782

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
Collateral for margin lending receivables includes cash balances in customers' brokerage accounts and securities, adjusted for customers' off-balance sheet short positions, excluding the Company's own shares held by the clients in their brokerage accounts. As of June 30, 2026, and March 31, 2026, the fair value of collateral held by the Group under margin loans was $7,129,867 and $8,595,822, respectively.

As of June 30, 2026, and March 31, 2026, the Company had three non-related party customers and three non-related party customers whose individual balances exceeded 10% of the total margin lending, brokerage, and other receivables balance, amounted to $2,982,821 and $3,286,545, respectively. The collateral held from these non-related party customers was valued at $3,922,572 and $4,677,913 as of June 30, 2026, and March 31, 2026, respectively.

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
As of June 30, 2026 and March 31, 2026, using actual, historical and statistical data, the Group recorded an allowance for brokerage and other receivables in the amounts of $20,788 and $19,959, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – LOANS ISSUED
Loans issued as of June 30, 2026, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$1,142,148	July 2026 - June 2051	12.1%	$1,141,471	KZT/TJS
Corporate loans	354,243	July 2026 - December 2040	17.2%	287,054	KZT
Loans to SME	179,612	July 2026 - June 2033	29.4%	26,610	KZT
Car loans	162,438	July 2026 - August 2033	26.0%	159,015	KZT
Purchased retail loans	155,553	July 2026 - June 2031	22.7%	—	KZT
Retail loans	118,745	July 2026 - July 2045	41.9%	6,982	KZT
Other	38,066	July 2026 - May 2033	19.4%5.0%5.2%	36	KZT/EUR/USD

Allowance for loans issued	(114,290)

Total loans issued	$2,036,515
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

Since the Group transfers the rights to make claims on the loans with recourse for loans that are more than 90 days past due, retains part of the interest received on the loans and agrees to service the loans after the sale of the loans to the Program Operator, the Group has determined that it retains control over the loans transferred and continues recognizing the loans, which are accounted for as secured borrowings of the Group in accordance with ASC 860, Transfers and Servicing. As the Group continues to recognize the loans as assets, it also recognizes the associated liability equal to the proceeds received from the Program Operator, which is presented separately as liability arising from continuing involvement in the Consolidated Balance Sheets. This liability accrues 4.5% interest annually as described above. As of June 30, 2026 and March 31, 2026, the corresponding liability amounted to $561,891 and $554,594, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2026 and March 31, 2026, mortgage loans include loans under the state mortgage program "7-20-25" with an aggregate principal amount of $573,114 and $568,065, respectively, were presented within loans issued in the Condensed Consolidated Balance Sheets.

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

Beginning in September 2025, the Company began originating these loans through its banking subsidiary and has significantly reduced purchase volumes of unsecured consumer loans from FFIN Credit.

During the year ended March 31, 2026, FFIN Credit and the Group agreed that FFIN Credit would make a compensation payment to the Group of approximately $23 million ($20 million discounted), payable over a period of up to two years. In exchange, the Company agreed to release FFIN Credit from the contractual provisions that provided credit protection to the Company covering a total of $215 million of outstanding loans at December 31, 2025. As a result of these modifications, the Group determined that it should recognize the loans previously purchased from FFIN Credit as of December 31, 2025 in the amount of $186 million.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The total accrued interest for loans issued amounted to $23,191 as of June 30, 2026 and $20,133 as of March 31, 2026.

Loans issued as of March 31, 2026, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$1,149,000	April 2026 - May 2051	12.2%	$1,148,860	KZT/TJS
Corporate loans	351,713	April 2026 - December 2040	18.0%	239,226	KZT
Loans to SME	195,495	April 2026 - November 2032	29.7%	28,141	KZT
Purchased retail loans	182,130	April 2026 - May 2031	22.6%	—	KZT
Car loans	167,805	April 2026 - March 2033	25.4%	164,930	KZT
Retail loans	100,927	April 2026 - July 2045	42.0%	5,240	KZT
Other	32,335	April 2026 - May 2030	19.0%/5.20%/5.00%	26	KZT/EUR/USD

Allowance for loans issued	(101,799)

Total loans issued	$2,077,606
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
The table below presents the Group's loan portfolio by credit quality classification and origination year as of June 30, 2026.

	Term Loans by Origination Fiscal Year
	2027	2026	2025	2024	2023	Prior	Revolving loans	Total
Mortgage loans	$29,805	$283,775	$295,519	$165,277	$342,085	$25,687	$—	$1,142,148
that are not credit impaired	29,805	281,193	290,095	161,684	338,504	25,267	—	1,126,548
with significant increase in credit risk	—	2,201	3,320	2,446	1,892	204	—	10,063
that are credit impaired	—	381	2,104	1,147	1,689	216	—	5,537
Loans to SME	6,072	47,933	52,427	63,727	9,453	—	—	179,612
that are not credit impaired	6,072	43,139	45,315	50,035	7,135	—	—	151,696
with significant increase in credit risk	—	1,228	1,471	2,702	313	—	—	5,714
that are credit impaired	—	3,566	5,641	10,990	2,005	—	—	22,202
Purchased retail loans	4,542	151,011	—	—	—	—	—	155,553
that are not credit impaired	4,526	124,185	—	—	—	—	—	128,711
with significant increase in credit risk	16	6,173	—	—	—	—	—	6,189
that are credit impaired	—	20,653	—	—	—	—	—	20,653
Corporate loans	73,934	241,457	38,764	88	—	—	—	354,243
that are not credit impaired	73,934	238,515	38,194	88	—	—	—	350,731
with significant increase in credit risk	—	1,445	19	—	—	—	—	1,464
that are credit impaired	—	1,497	551	—	—	—	—	2,048
Car loans	9,556	59,951	3,824	70,114	18,993	—	—	162,438
that are not credit impaired	9,556	58,424	3,696	63,672	11,638	—	—	146,986
with significant increase in credit risk	—	924	23	944	395	—	—	2,286
that are credit impaired	—	603	105	5,498	6,960	—	—	13,166
Retail loans	34,105	81,335	2,635	615	55	—	—	118,745
that are not credit impaired	34,105	76,925	2,164	382	53	—	—	113,629
with significant increase in credit risk	—	2,220	59	6	—	—	—	2,285
that are credit impaired	—	2,190	412	227	2	—	—	2,831
Other	4,951	25,179	255	1,202	6,462	17	—	38,066
that are not credit impaired	4,951	25,179	255	1,195	6,462	17	—	38,059
with significant increase in credit risk	—	—	—	—	—	—	—	—
that are credit impaired	—	—	—	7	—	—	—	7
Total	$162,965	$890,641	$393,424	$301,023	$377,048	$25,704	$—	$2,150,805

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The table below presents the Group's loan portfolio by credit quality classification as of March 31, 2026.

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
Aging analysis of past due loans as of June 30, 2026 and March 31, 2026, is as follows:

	June 30, 2026
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$6,699	$3,364	$5,537	$1,126,548	$1,142,148
Corporate loans	532	932	2,048	350,731	354,243
Purchased retail loans	3,218	2,971	20,653	128,711	155,553
Loans to SME	2,823	2,891	22,202	151,696	179,612
Car loans	1,450	836	13,166	146,986	162,438
Retail loans	1,275	1,010	2,831	113,629	118,745
Other	—	—	7	38,059	38,066

Total	$15,997	$12,004	$66,444	$2,056,360	$2,150,805

	March 31, 2026
	Loans 30-59 Days past due	Loans 60-89 days past due	Loans 90 days or more past due and still accruing	Current loans	Total
Mortgage loans	$5,781	$2,152	$5,385	$1,135,682	$1,149,000
Corporate loans	468	179	1,643	349,423	351,713
Loans to SME	3,980	3,368	16,997	171,150	195,495
Purchased retail loans	4,348	3,965	10,835	162,982	182,130
Car loans	1,423	630	12,918	152,834	167,805
Retail loans	701	476	1,124	98,626	100,927
Other	—	—	7	32,328	32,335

Total	$16,701	$10,770	$48,909	$2,103,025	$2,179,405

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The activity in the allowance for credit losses for the three months ended June 30, 2026 and 2025 is summarized in the following tables.

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Purchased retail loans	Other	Total
March 31, 2026	(7,388)	(38,752)	(5,547)	(6,573)	(13,836)	(29,628)	(75)	$(101,799)
Charges	(1,233)	(7,440)	(1,569)	(4,442)	(1,504)	(8,127)	—	(24,315)
Reversal	1,381	2,956	1,417	737	1,286	3,408	3	11,188
Write off	—	71	1	—	6	—	—	78
Forex	28	206	24	69	58	173	—	558

June 30, 2026	$(7,212)	$(42,959)	$(5,674)	$(10,209)	$(13,990)	$(34,174)	$(72)	$(114,290)

	Allowance for credit losses
	Mortgage loan	Loans to SME	Corporate loans	Retail loans	Car loans	Right of claim for purchased retail loans	Other	Total
March 31, 2025	(10,699)	(35,192)	(2,640)	(761)	(8,465)	(17,333)	(25)	$(75,115)
Charges	(2,027)	(9,498)	(1,122)	(430)	(1,055)	(8,239)	(2,925)	(25,296)
Reversal	3,571	3,186	2,013	148	1,145	6,892	—	16,955
Write off	3	—	—	—	—	—	24	27
Forex	296	1,093	68	27	247	525	—	2,256

June 30, 2025	$(8,856)	$(40,411)	$(1,681)	$(1,016)	$(8,128)	$(18,155)	$(2,926)	$(81,173)

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 – PROVISION FOR INCOME TAXES
The Group is subject to taxation in Kazakhstan, Kyrgyzstan, Cyprus, Uzbekistan, Germany, Tajikistan, Turkey, Armenia, Azerbaijan, the United Arab Emirates, the United Kingdom and the United States of America.
The tax rates used for deferred tax assets and liabilities as of June 30, 2026, and March 31, 2026, were 21% for the United States, 20% for Kazakhstan and Azerbaijan, 18% for Tajikistan, 10% for Kyrgyzstan, 15% for Germany, 15% for Cyprus, 25% for Turkey, 25% for United Kingdom, 9% for United Arab Emirates, 18% for Armenia and 15% for Uzbekistan.
During the three months ended June 30, 2026, and June 30, 2025, the effective tax rate was equal to 22.5% and 21.3%, respectively.
On July 4, 2025, U.S. President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective from April 1, 2026 and others to be implemented through 2027.
NOTE 10 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2026, and March 31, 2026, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2026
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	16.64%	$969,081	$929	$970,010
Corporate debt	16.93%	262,670	21,482	284,152
Corporate equity	2.84%	44	—	44
Total securities sold under repurchase agreements		$1,231,795	$22,411	$1,254,206

	March 31, 2026
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	17.87%	$798,130	$—	$798,130
Corporate debt	17.78%	183,577	42,205	225,782
Corporate equity	16.25%	1,011	—	1,011
Total securities sold under repurchase agreements		$982,718	$42,205	$1,024,923
The fair value of collateral pledged under repurchase agreements as of June 30, 2026, and March 31, 2026, was $1,261,089 and $1,023,223, respectively.
Securities pledged as collateral by the Group under repurchase agreements include trading securities, available-for-sale, and held-to-maturity securities with market quotes and significant trading volume.
As of June 30, 2026 and March 31, 2026, securities repurchase agreement obligations included accrued interest in the amount of $5,715 and $3,453, with a weighted average maturity of 9 days and 6 days, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 11 – CUSTOMER LIABILITIES
The Group recognizes customer liabilities associated with deposit funds of its brokerage and bank customers. As of June 30, 2026, and March 31, 2026, customer liabilities consisted of:

	June 30, 2026		March 31, 2026

	Amount	Interest	Amount	Interest
Interest bearing deposits:
Term deposits	$3,033,394	0.0% - 19.81%	$2,522,760	0.04% - 19.4%
Total interest bearing deposits	$3,033,394		$2,522,760

Non-interest-bearing deposits:
Brokerage customers	$3,482,453		$3,998,521
Customer accounts	532,953		582,703
Total non-interest-bearing accounts	$4,015,406		$4,581,224

Total customer liabilities	$7,048,800		$7,103,984
In accordance with Kazakhstan law requirements, commercial banks conclude agreements with JSC Kazakhstan Deposit Insurance Fund ("KDIF"), under which banks are required to pay commissions to KDIF on a periodic basis, the amount of which depends on the term deposits and demand deposits received by banks from their customers. Under the agreement, KDIF insures the term deposits and demand deposits up to $42 for each customer. As of June 30, 2026, and March 31, 2026, respectively, the Group had total amounts in excess of insured bank term deposits of $927,802 and $819,475 for all customers.
As of June 30, 2026, and March 31, 2026, the Group had customer liabilities to a single non-related party that individually exceeded 10% of the Group’s total customer liabilities in the amount of $1,266,794 and $2,368,911, respectively.
NOTE 12 – MARGIN LENDING AND TRADE PAYABLES
As of June 30, 2026, and March 31, 2026, margin lending and trade payables of the Group comprised the following:

	June 30, 2026	March 31, 2026

Margin lending payables	$539,273	$625,136
Payables to suppliers of goods and services	44,971	45,634
Payables to merchants	4,254	10,400
Other	5,507	8,471
Total margin lending and trade payables	$594,005	$689,641
The fair value of collateral held by the Group under margin loans as of June 30, 2026, and March 31, 2026 was $4,606,080 and $1,550,344, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 13 – DEBT SECURITIES ISSUED
As of June 30, 2026, and March 31, 2026, outstanding debt securities issued by the Group included the following:

Debt securities issued by:	Amount as of June 30, 2026	Amount as of March 31, 2026	Interest rate	Issue date	Maturity date	Denominated Currency

Freedom SPC bonds due 2029	$400,001	$186,502	9.0%	March, 2026	March, 2029	USD
Freedom SPC bonds due 2028	269,722	269,722	9.5%	October, 2025	October, 2028	USD
Freedom SPC bonds due 2028	198,849	200,170	1-2 years: 12% 3-5 years: 10.39%	December, 2023	December, 2028	USD
Freedom SPC bonds due 2026	197,951	199,344	10.5%	September, 2024	September, 2026	USD
Freedom SPC bonds due 2027	195,605	198,492	10.0%	May, 2025	May, 2027	USD
Freedom SPC bonds due 2027	100,106	98,982	8.0%	May, 2025	May, 2027	EUR
Freedom SPC bonds due 2026	65,121	65,057	5.5%	October, 2021	October, 2026	USD
Freedom SPC bonds due 2027	31,459	30,676	9.0%	May, 2025	May, 2027	CNY
Accrued interest	11,879	12,175
Total debt securities issued	$1,470,693	$1,261,120
The Freedom SPC bonds are denominated in U.S. dollars, euros, Chinese yuans, issued under the Astana International Financial Centre ("AIFC") law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds.
The Freedom SPC bonds due 2026 bear interest at an annual rate of 5.5% and 10.5%. The maturity dates for those bonds are in October and September 2026. Interest payments are due to be made semi-annually in April and October, and on a quarterly basis.
For the first two years of Freedom SPC bonds due 2028, the annual interest rate is 12% and for subsequent (third, fourth and fifth) years the interest rate is fixed as the sum of Effective Federal Funds Rate (EFFR) as of December 10, 2025 and a margin of 6.5%. The annual interest rate for subsequent (third, fourth and fifth) years has been determined at 10.39%. Interest is paid on a monthly basis. The bondholders have a right of early redemption after two years at nominal value plus accrued interest. After two years following the issue date, the issuer has the option to redeem the bonds in full or in part at nominal value plus accrued interest.
The Freedom SPC bonds due 2027 bear interest at an annual rate of 8%, 9% and 10% (depending on the series) and maturity date in May 2027. Interest is paid on a quarterly basis. The Freedom SPC bonds due 2028 bear interest at an annual rate of 9.5% and have a maturity date in October 2028. Interest is paid on a quarterly basis. The Freedom SPC bonds due 2029 bear interest at an annual rate of 9.0% and have a maturity date in March 2029. Interest is paid on a quarterly basis.
The Freedom SPC bonds due 2029 were issued in March 2026 under the Group’s bond program. As of March 31, 2026, bonds with an aggregate nominal value $186.5 million had been placed. During the three months ended June 30, 2026, the Group placed the remaining portion of this issue with an aggregate nominal value of $213.5 million, bringing the total nominal value placed to $400.0 million as of June 30, 2026. The additional bonds during three months ended June 30, 2026 were placed under the same ISIN and on the same terms as those placed previously and form part of the same debt instrument.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
There are no financial covenants to comply with under the terms of the Group's debt securities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 14 – INSURANCE CONTRACTS ASSETS AND LIABILITIES FROM INSURANCE ACTIVITIES
As of June 30, 2026, and March 31, 2026, the Group recognized insurance-related assets and liabilities arising from its underwriting and reinsurance activities.

The disclosures below relate solely to the Group's insurance operations and not to its other operating segments (Banking, Brokerage, and Other).

Nature of Insurance Products

The Group offers the following insurance products:
- Long-Duration Contracts: Life insurance and annuity contracts
- Short-Duration Contracts: Life insurance, general insurance products, including property (including automobile), accident, casualty, and civil liability lines, compulsory employer liability insurance
As of June 30, 2026, and March 31, 2026, insurance and reinsurance receivables of the Group were comprised of the following:

Insurance contract assets

	June 30, 2026	March 31, 2026
Assets:

Claims receivable from reinsurance	$26,834	$25,235
Amounts due from policyholders	23,214	9,802
Amounts due from reinsured	8,235	7,782
Advances paid for reinsurance	2,199	2,890
Less provision for impairment losses	(20,989)	(17,595)
Insurance and reinsurance receivables	$39,493	$28,114

Unearned premium reserve, reinsurers’ share	11,081	3,790
Reserves for claims and claims' adjustment expenses, reinsurers' share - short-duration	6,437	4,945
Total	$57,011	$36,849

Deferred acquisition costs - long-duration contracts	$1,262	$1,266
As of June 30, 2026, and March 31, 2026, insurance and reinsurance payables of the Company was comprised of the following:

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	June 30, 2026	March 31, 2026
Liabilities:

Amounts payable to insured	$5,772	$5,058
Amounts payable to reinsurers	8,144	2,248
Amounts payable to agents and brokers	429	334
Insurance and reinsurance payables:	$14,345	$7,640

Unearned premium reserve	109,450	95,573
Reserves for claims and claims' adjustment expenses - short-duration	56,049	58,463
Liability for future policy benefits	398,552	328,288
Deferred profit liability	189,699	163,943

Total	$768,095	$653,907
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

Liability for Future Policy Benefits — Rollforward	June 30, 2026	March 31, 2026
Present Value of Expected Net Premiums (PVENP)
Balance, beginning of period	$4,985	$4,787
Effect of discount rate change (to OCI)	10	187
Effect of cash flow assumption changes	(410)	(377)
Effect of actual vs. expected experience	(205)	297
Interest accrual	659	558
Issuance expense	74,239	129,511
Net premiums collected	(73,761)	(130,230)
Effect of foreign currency translation	(26)	252

Balance, end of period	$5,491	$4,985

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Liability for Future Policy Benefits — Rollforward	June 30, 2026	March 31, 2026
Present Value of Expected Future Policy Benefits (PVEFPB)
Balance, beginning of period	$333,273	$216,171
Effect of discount rate change (to OCI)	3,361	1,068
Effect of cash flow assumption changes	(2,187)	(1,872)
Effect of actual vs. expected experience	(9,683)	28,571
Interest accrual	47,856	24,166
Issuance expense	76,321	131,127
Benefit payments	(18,685)	(34,997)
Surrender / termination payments	(24,059)	(50,563)
Effect of foreign currency translation	(2,154)	19,602

Balance, end of period	$404,043	$333,273
Liability for Future Policy Benefits, net	$398,552	$328,288
Life Insurance

	June 30, 2026	March 31, 2026
Undiscounted PVEFPB	43,430	40,626
Undiscounted PVENP	11,060	8,083
Discounted PVEFPB	19,939	18,776
Discounted PVENP	5,491	4,985
Weighted-average duration of the liability (years)	3.8	5.5
Weighted-average interest accretion (original locked-in) rate in KZT	13%	12%
Weighted-average current discount rate at balance sheet date in KZT	16%	14%

Annuity contracts

	June 30, 2026	March 31, 2026
Undiscounted PVEFPB	1,001,611	726,403
Undiscounted PVENP	—	—
Discounted PVEFPB	384,104	314,350
Discounted PVENP	—	—
Weighted-average duration of the liability (years)	3.5	3.1
Weighted-average interest accretion (original locked-in) rate in KZT	15%	14%
Weighted-average current discount rate at balance sheet date in KZT	16%	15%

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

Deferred Acquisition Costs — Long-Duration Contracts	June 30, 2026	March 31, 2026

Balance, beginning of period	$1,266	$1,100
Capitalizations — new business written	124	499
Amortization (straight-line, contract term)	(64)	(170)
Impairment / write-off	(60)	(229)
Foreign currency translation	(4)	66

Balance, end of period	$1,262	$1,266

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
Short-Duration Contracts

Rollforward Table

	June 30, 2026	March 31, 2026

Gross reserves, beginning of the period	$58,463	$84,023
Less: reinsurers' share, beginning of the period	(4,943)	(3,420)
Net reserves, beginning of the period	53,520	80,603
Claims and CAE Incurred:
Current period	21,770	80,105
Prior periods — (favorable) / adverse	653	(23,661)
Total incurred	22,423	56,444
Claims and CAE Paid:
Current period	(12,054)	(74,206)
Prior periods	(14,099)	(11,257)
Total paid	(26,153)	(85,463)
Foreign exchange effect	(178)	1,936
Net reserves, end of the period	49,612	53,520
Plus: reinsurers' share, end of the period	6,437	4,943

Gross reserves, end of the period	$56,049	$58,463
Prior year development for the three months ended June 30, 2026 was not significant, and reflected ordinary course re-estimation of reserves across lines of business. No material assumption changes or premium adjustments were recorded as a result.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 - FEE AND COMMISSION INCOME AND EXPENSE
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

The Group launched a cashback-based loyalty program, according to which cashbacks are provided for purchases made with bank's card, depending on the customer loyalty-level. If cash or another form of consideration provided to a customer, the Group reduces the transaction price. During the three months ended June 30, 2026, the Group netted its cashback incentives with bank services fee in the amount of $51.2 million, compared to $24.0 million for the three months ended June 30, 2025.

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
Margin Lending, Brokerage and Other Receivables
Receivables arise when the Group has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Margin lending, brokerage and other receivables are disclosed in Note 7 "Margin Lending, Brokerage and Other Receivables, Net" in the notes to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
During the three months ended June 30, 2026 and June 30, 2025 fee and commission income was comprised of:

	Three months ended June 30, 2026
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$164,261	$—	$—	$—	$164,261
Commission income from payment processing	—	—	—	8,851	8,851
Agency fee income	—	—	—	7,076	7,076
Underwriting and market-making services	2,794	—	—	—	2,794
Bank services	—	(26,788)	—	—	(26,788)
Other fee and commission income	485	52	—	3	540
Total fee and commission income	$167,540	$(26,736)	$—	$15,930	$156,734

Brokerage services	13,141	63	—	11	13,215
Bank services	1,866	8,139	18	189	10,212
Agency fee expense	3	186	2,369	—	2,558
Exchange services	2,112	—	—	49	2,161
Central Depository services	540	—	—	—	540
Other commission expenses	137	—	—	2,466	2,603
Total fee and commission expense	$17,799	$8,387	$2,388	$2,715	$31,289

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2025 (recasted)
	Brokerage	Banking	Insurance	Other	Total

Brokerage services	$102,877	$—	$—	$—	$102,877
Commission income from payment processing	—	—	—	5,933	5,933
Agency fee income	—	—	—	4,538	4,538
Underwriting and market-making services	2,905	—	—	—	2,905
Bank services	—	(9,379)	—	—	(9,379)
Other fee and commission income	43	554	—	171	768
Total fee and commission income	$105,825	$(8,825)	$—	$10,642	$107,642

Brokerage services	7,591	27	2	24	7,644
Bank services	2,036	5,562	174	86	7,858
Agency fee expense	—	14	65,341	—	65,355
Exchange services	205	—	—	20	225
Central Depository services	328	—	—	—	328
Other commission expenses	627	—	—	2,317	2,944
Total fee and commission expense	$10,787	$5,603	$65,517	$2,447	$84,354

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 – NET GAIN ON TRADING SECURITIES
During the three months ended June 30, 2026 and June 30, 2025, net gain on trading securities was comprised of:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Net gain recognized during the period on trading securities sold during the period	$25,279	$7,866
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	54,499	37,736
Net gain recognized during the period on trading securities	$79,778	$45,602

During the three months ended June 30, 2026, the Group sold securities for a gain of $25,279 and recognized unrealized gain in the amount $54,499. During the three months ended June 30, 2025, the Group sold securities for a gain of $7,866 and recognized unrealized gain in the amount of $37,736.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 17 - NET INTEREST INCOME/EXPENSE
Net interest income/expense for the three months ended June 30, 2026 and June 30, 2025 includes:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Interest income:
Interest income on margin loans to customers	$108,190	$60,289
Interest income on loans to customers	81,481	61,694
Interest income on trading securities	59,810	52,576
Interest income on securities available-for-sale	20,034	13,383
Interest income on held-to-maturity securities	17,080	5,173
Interest income on reverse repurchase agreements and amounts due from banks	7,585	5,456
Other interest income	926	—
Total interest income	$295,106	$198,571

Interest expense:
Interest expense on customer accounts and deposits	$86,917	$39,332
Interest expense on securities repurchase agreement obligations	48,176	45,461
Interest expense on debt securities issued	33,234	13,751
Interest expense on margin lending payable	6,889	13,374
Interest expense on loans received	2,061	510
Other interest expense	286	982
Total interest expense	$177,563	$113,410

Net interest income	$117,543	$85,161

NOTE 18 - NET GAIN ON DERIVATIVES

	Three months ended June 30, 2026	Three months ended June 30, 2025

Net realized gain on derivatives	$8,329	$17,413
Net unrealized gain/(loss) on derivatives	1,524	(1,954)
Total net gain on derivatives	$9,853	$15,459

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 19 – RELATED PARTY TRANSACTIONS

Related party transactions as of June 30, 2026 and March 31, 2026, consisted of the following:

	June 30, 2026		March 31, 2026
	Related party balances	Total category as per financial statements captions	Related party balances	Total category as per financial statements captions
ASSETS
Cash and cash equivalents	$1,139	$1,351,050	$1,771	$966,115
Companies controlled by management	1,139		1,771
Restricted cash	$6,989	$1,473,196	$6,586	$1,246,312
Companies controlled by management	6,989		6,586
Investment securities	$7,556	$4,182,982	$8,117	$3,342,561
Companies controlled by management	7,556		8,117
Margin lending, brokerage and other receivables, net	$34,560	$3,996,783	$22,267	$4,690,782
Management	25,913		19,946
Companies controlled by management	8,212		2,315
Other	435		6
Loans issued	$25,157	$2,036,515	$21,321	$2,077,606
Management	403		475
Companies controlled by management	24,754		20,846
Other assets, net	$40,641	$376,937	$40,119	$264,621
Management	17,753		17,885
Companies controlled by management	22,888		22,234
LIABILITIES
Customer liabilities	$113,506	$7,048,800	$94,808	$7,103,984
Management	43,113		33,854
Companies controlled by management	67,942		58,592
Other	2,451		2,362
Margin lending and trade payables	$652	$594,005	$836	$689,641
Management	—		441
Companies controlled by management	652		395
Insurance contract liabilities	$5,497	$768,095	$6,437	$653,907
Companies controlled by management	5,497		6,437
Other liabilities	$4,271	$388,330	$2,984	$285,247
Management	236		250
Companies controlled by management	4,034		2,733
Other	1		1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Related party amounts	Total category as per financial statements captions	Related party amounts	Total category as per financial statements captions
Revenue:
Fee and commission income	$1,023	$156,734	$684	$107,642
Management	353		147
Companies controlled by management	667		533
Other	3		4
Interest income	$4,511	$295,106	$583	$198,571
Management	3,165		266
Companies controlled by management	1,344		317
Other	2		—
Net insurance revenue	$694	$124,175	$5,927	$143,815
Management	29		11
Companies controlled by management	664		5,914
Other	1		2
Other income	$103	$11,645	$355	$8,561
Management	1		—
Companies controlled by management	102		355
Expense:
Fee and commission expense	$1,114	$31,289	$1,411	$84,354
Management	—		1
Companies controlled by management	1,114		1,410
Interest expense	$1,217	$177,563	$436	$113,410
Management	160		110
Companies controlled by management	762		313
Other	295		13
Advertising and sponsorship expense	$11,831	$35,785	$5,513	$24,463
Companies controlled by management	11,831		5,513
As of June 30, 2026 and March 31, 2026, the Group had loans issued which included uncollateralized bank customer loans purchased from FFIN Credit, a company outside of the Group which is controlled by Timur Turlov. Beginning in September 2025, the Bank transitioned retail loan origination to its own platform and discontinued the purchase of unsecured consumer loans from FFIN Credit. For the details of financial impact of the transaction, see in Note 8 "Loans issued".
As of June 30, 2026, 26% of the Group's total related party other assets consisted of a prepayment to Freedom Data Centers LLP (formerly, Freedom Telecom LLP) for the potential acquisition of A-Telecom LLP compared to 26% as of March 31, 2026. The potential acquisition of A-Telecom LLP is part of the Group’s strategy to expand its presence in the

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
telecommunications market in Kazakhstan and to develop a digital fintech ecosystem. Freedom Data Centers LLP is considered a related party based on the scale of its economic transactions with the Group.
As of June 30, 2026, 14% of the Group's total related party customer liabilities were bank deposits from Turlov Family Office Securities (PTY) LTD held with Freedom Bank KZ, compared to 13% as of March 31, 2026. Turlov Family Office Securities (PTY) LTD is a private securities brokerage company that is wholly owned by Mr. Timur Turlov. Additionally, 0.5% of the Group's total related party customer liabilities as of June 30, 2026 were from a private company ITS Central Securities Depository Limited, compared to 1% as of March 31, 2026. Private company ITS Central Securities Depository Limited is a subsidiary of International Trading System Limited, an affiliate of the Group.
As of both June 30, 2026 and March 31, 2026, 99.2% of the Group's total related party insurance contract liabilities were liabilities from FFIN Credit. The Group provides voluntary credit risk insurance covering losses arising from borrower defaults on microloan agreements originated by FFIN Credit. In addition, during the three months ended June 30, 2026, the Group did not recognize any net insurance revenue, from such insurance services, compared to $5,462 recognized during the three months ended June 30, 2025.
The Group continues to support the development of chess and football in Kazakhstan. During the three months ended June 30, 2026, the Group incurred advertising and sponsorship expenses related to Kazakhstan Chess Federation in the amount of $4,123, Freedom Youth Football League of Kazakhstan in the amount of $4,637, and Football Club Shakhter in the amount of $2,544, compared to $1,608, $2,526 and $0, respectively, during the three months ended June 30, 2025. Kazakhstan Chess Federation is a Kazakhstan-based company in which Timur Turlov holds a management position. Freedom Youth Football League of Kazakhstan and Football Club Shakhter are Kazakhstan-based companies wholly owned by Turlov Private Holding, in which Timur Turlov holds 99.9% of the shares. The sponsorship contributions to the Kazakhstan Chess Federation, Freedom Youth Football League of Kazakhstan and Football Club Shakhter during the three months ended June 30, 2026 were made to support the preparation and holding of championships, tournaments, training camps and other events.
NOTE 20 – STOCKHOLDERS’ EQUITY
During the three months ended June 30, 2026 and 2025, the Company awarded stock grants totaling 136,179 and 211,691 shares, 111,879 and 99,929 of which were vested on the date of the award.
The table below presents Stock Incentive Plan awards granted on the dates indicated.

Stock awards granted on:	Units
May 28, 2026, immediate stock grants	127
May 28, 2026, grants subject to vesting	300
May 29, 2026, immediate stock grants	109,044
May 29, 2026, grants subject to vesting	24,000
June 11, 2026, immediate stock grants	2,708
NOTE 21 – STOCK BASED COMPENSATION

The compensation expense related to restricted and non-restricted stock grants was $23,235 during the three months ended June 30, 2026, and $23,054 during the three months ended June 30, 2025. As of June 30, 2026 there was $41,989 of total unrecognized compensation cost related to non-vested shares of common stock awarded, and $73,597 during the three months ended June 30, 2025. The cost is expected to be recognized over a weighted average period of 3.47 years. The compensation expense related to stock awards which vested on the date of the award was $15,972 and $11,754 during the three months ended June 30, 2026 and June 30, 2025, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company has determined the fair value of FRHC shares awarded during the three months ended June 30, 2026, using the Monte Carlo valuation model based on the following key assumptions:

Stock awards granted	Term (years)	Volatility	Risk-free rate
May 29, 2026	5.00	38.80%	4.13%
The table below summarizes the activity for the Company's stock awards during the three months ended June 30, 2026:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2026	903,483	85,776
Granted	136,179	19,074
Vested	(236,654)	(21,195)
Forfeited/cancelled/expired	(7,525)	(321)
Outstanding, at June 30, 2026	795,483	83,334
NOTE 22 – LEASES
At June 30, 2026, the Group was obligated under a number of noncancellable leases, predominantly operating leases of office space, which expire at various dates through 2039. The Group's primary involvement with leases is in the capacity as a lessee where a Group leases premises to support its business.
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
The table below presents the lease related assets and liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2026 and March 31, 2026:

	Classification on Balance Sheet	June 30, 2026	March 31, 2026
Assets
Operating lease assets	Right-of-use asset	$61,438	$47,579
Total lease assets		$61,438	$47,579

Liabilities
Operating lease liability	Lease liability	$62,986	$48,843
Total lease liability		$62,986	$48,843
The following table presents as of June 30, 2026, the maturities of the lease liabilities:

Leases maturing during the period ending March 31,
2027	$20,844
2028	24,806
2029	15,880
2030	10,001
2031	5,008
Thereafter	4,320
Total payments	80,859
Less: amounts representing interest	(17,873)
Lease liability, net	$62,986
Weighted average remaining lease term (in months)	31
Weighted average discount rate	15%
Lease commitments for short-term operating leases as of June 30, 2026 and June 30, 2025 were approximately $4,048 and $2,229, respectively. The Group's rent expense for office space was $3,378 for the three months ended June 30, 2026 and $2,689 for the three months ended June 30, 2025.
The Group has leases that involve variable payments tied to an index, which are considered in the measurement of operating lease ROU assets and operating lease liabilities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 23 – ACQUISITIONS OF SUBSIDIARIES

Acquisition of ChessBase GmbH.
On June 1, 2026, the Company acquired 100% interest in ChessBase GmbH. ChessBase GmbH. is one of the world’s oldest and largest platforms specializing in chess software, analytics and database solutions. ChessBase GmbH. develops and sells game databases, analytical software, training products and online services for chess players, and also operates its major chess news platform.
The purpose of the acquisition of ChessBase GmbH. was to strengthen our digital ecosystem and expand our technology offerings through the acquisition of a leading provider of chess software, databases, analytics, and online services.
At the reporting date, June 30, 2026, final valuation of ChessBase GmbH. was not completed. As of June 1, 2026, the date of acquisition of ChessBase GmbH., the acquired net assets amounted to $2,802. The total purchase consideration was $4,875. As a result of acquisition, the Group recognized goodwill of $2,073.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 – COMMITMENTS AND CONTINGENT LIABILITIES
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
A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The issuance of a Wells Notice may or may not result in such actions or proceedings, and in some cases where a Wells Notice has been issued the matter may be settled or dismissed. The Company and Mr. Turlov have challenged the SEC’s “preliminary determination.” We face risks and uncertainties in connection with the Investigation, including the risk of a civil enforcement action or administrative proceeding being brought by the SEC or other resolution, including settlement, which could result in the imposition of monetary and non-monetary relief against the Company and/or Mr. Turlov, and the matter could result in additional legal and other professional expenses, and could adversely affect the Company’s business, financial condition, results of operations, reputation and cash flows. However, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of the Investigation involves judgments and inherent uncertainties and cannot be predicted with certainty. This assessment is based on the Group's current understanding of relevant facts and circumstances, and the Group's perspective on these matters may evolve with future developments.
The Group accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of June 30, 2026, and March 31, 2026, accruals for potential losses related to legal, regulatory and governmental actions and proceedings were not material.

Einride arbitration case
In January 2025, Einride AB, a limited liability company based in Stockholm, Sweden, specializing in electric and self-driving vehicle technologies ("Einride"), filed a request for arbitration and statement of claim with the SCC Arbitration Institute against FRHC (the "Claim"). The Claim was related to the Einride's raising of a convertible loan through subscription to its convertible debentures. The Claim alleged that FRHC failed to pay to subscribe for a nominal convertible debenture amount of $10,000, allegedly in breach of a Subscription Commitment signed between Einride and FRHC in 2024. Einride sought monetary damages in the amount of $10,000, together with applicable interest and legal costs. FRHC contested the Claim and the relief sought by Einride. The arbitration was conducted under the SCC Arbitration Rules. The hearing on the merits was held in March 2026. On May 21, 2026, the arbitral tribunal issued its final award in favor of Einride, ordering FRHC to pay approximately $10,000. We recognized the related liability in our consolidated financial statements.
Employment and other disputes

During the three month ended June 30, 2026, the Company became involved in certain additional claims, complaints and legal or regulatory proceedings arising in the ordinary course of its business, including employment-related matters. The Company believes the complaints are without merit and is currently defending against the allegations. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, related to these matters, and accordingly no provision has been recorded.

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
Bank guarantees
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding as of June 30, 2026 and March 31, 2026, were as follows:

	As of June 30, 2026	As of March 31, 2026

Unused commitments under lines of credits and guarantees	$382,960	$279,587
Bank guarantees	84,835	39,953
Total	$467,795	$319,540
As of June 30, 2026, loans secured by cash constituted 97% of the unused commitments under lines of credit and guarantees.
Capital expenditure commitments
As of June 30, 2026, the Group had contractual capital expenditure commitments of up to $113,063 related to Freedom Telecom Operations Ltd. for equipment and software acquisition. These commitments are expected to be settled under the relevant agreements within the 4-year period and fall within the scope of the Group’s ordinary capital investment activities.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 25 – SEGMENT REPORTING
The following tables summarize the Group's Statement of Operations by its reportable segments. There are no revenues from transactions between the segments and intercompany balances have been eliminated for separate disclosure:

	Three months ended June 30, 2026
STATEMENT OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$167,540	$(26,736)	$—	$15,930	$156,734
Net gain/(loss) on trading securities	1,082	77,227	(890)	2,359	79,778
Interest income	114,524	150,660	26,644	3,278	295,106
Net insurance revenue	—	—	124,175	—	124,175
Net (loss)/gain on foreign exchange operations	(1,576)	15,463	96	(257)	13,726
Net (loss)/gain on derivative	(273)	7,812	—	2,314	9,853
Sales of goods and services	—	—	—	41,510	41,510
Other income	1,260	800	832	8,753	11,645
TOTAL REVENUE, NET	282,557	225,226	150,857	73,887	732,527

Fee and commission expense	17,799	8,387	2,388	2,715	31,289
Interest expense	9,819	130,091	2,032	35,621	177,563
Insurance claims and policyholder benefits, net of reinsurance	—	—	131,582	—	131,582
Payroll and bonuses	56,114	39,011	10,566	47,436	153,127
Professional services	2,401	69	704	6,830	10,004
Stock compensation expense	3,511	2,126	14,798	2,800	23,235
Advertising and sponsorship expense	10,503	1,175	174	23,933	35,785
General and administrative expense	14,558	25,213	2,908	33,526	76,205
Allowance for expected credit losses/(recoveries)	349	13,256	3,577	477	17,659
Cost of sales	—	—	—	35,244	35,244
TOTAL EXPENSE	115,054	219,328	168,729	188,582	691,693

INCOME/(LOSS) BEFORE INCOME TAX	$167,503	$5,898	$(17,872)	$(114,695)	$40,834

Income tax (expense)/benefit	(33,857)	(2,213)	(1,324)	28,220	(9,174)

NET INCOME/(LOSS)	$133,646	$3,685	$(19,196)	$(86,475)	$31,660

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2025 (Recasted)
STATEMENTS OF OPERATIONS	Brokerage	Banking	Insurance	Other	Total

Fee and commission income	$105,825	$(8,825)	$—	$10,642	$107,642
Net gain on trading securities	7,063	29,665	4,096	4,778	45,602
Interest income	64,940	115,929	16,500	1,202	198,571
Net insurance revenue	—	—	143,815	—	143,815
Net (loss)/gain on foreign exchange operations	(2,445)	(13,850)	(142)	3,544	(12,893)
Net gain/(loss) on derivative	50	16,900	—	(1,491)	15,459
Sales of goods and services	—	—	—	17,224	17,224
Other income	827	6,423	308	1,003	8,561
TOTAL REVENUE, NET	176,260	146,242	164,577	36,902	523,981

Fee and commission expense	10,787	5,603	65,517	2,447	84,354
Interest expense	16,082	79,237	2,629	15,462	113,410
Insurance claims and policyholder benefits, net of reinsurance	—	—	64,996	—	64,996
Payroll and bonuses	34,193	19,241	7,535	31,536	92,505
Professional services	1,917	195	707	10,205	13,024
Stock compensation expense	6,213	3,070	10,451	3,320	23,054
Advertising and sponsorship expense	8,262	923	249	15,029	24,463
General and administrative expense	10,788	12,316	2,074	16,797	41,975
(Recoveries)/allowance for expected credit losses	(2,323)	5,624	1,185	336	4,822
Cost of sales	—	—	—	13,903	13,903
TOTAL EXPENSE	85,919	126,209	155,343	109,035	476,506

INCOME/(LOSS) BEFORE INCOME TAX	$90,341	$20,033	$9,234	$(72,133)	$47,475

Income tax (expense)/benefit	(15,993)	(2,662)	(4,118)	12,654	(10,119)

NET INCOME/(LOSS)	$74,348	$17,371	$5,116	$(59,479)	$37,356

The following tables summarize the Company's total assets and total liabilities by its business segments as of the dates presented. Intercompany balances have been eliminated for separate disclosure.

	June 30, 2026
	Brokerage	Banking	Insurance	Other	Total

Total assets	$5,690,092	$6,026,079	$1,049,192	$1,281,521	$14,046,883
Total liabilities	4,212,191	5,391,703	847,328	2,060,385	12,511,607

Net assets	$1,477,901	$634,376	$201,864	$(778,864)	$1,535,276

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

The following table presents revenues for the three months ended June 30, 2026 and 2025, and long-lived assets as of June 30, 2026 and March 31, 2026, classified by the major geographic areas based on subsidiaries' location.

	Three months ended June 30, 2026
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$173,053	$225,132	$150,857	$63,109	$612,151
Armenia	65,162	—	—	—	65,162
Cyprus	40,824	—	—	7,072	47,896
US	1,766	—	—	572	2,338
Other	1,752	94	—	3,134	4,980
TOTAL REVENUE, NET	$282,557	$225,226	$150,857	$73,887	$732,527

	Three months ended June 30, 2025 (Recasted)
Revenue	Brokerage	Banking	Insurance	Other	Total
Kazakhstan	$113,435	$146,158	$164,577	$27,954	$452,124
Armenia	43,661	—	—	—	43,661
Cyprus	17,265	—	—	3,191	20,456
US	909	—	—	4,872	5,781
Other	990	84	—	885	1,959
TOTAL REVENUE, NET	$176,260	$146,242	$164,577	$36,902	$523,981

	June 30, 2026
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$24,128	$90,474	$7,212	$250,166	$371,980
Right-of-use assets	21,556	7,225	2,001	30,656	61,438
TOTAL LONG-LIVED ASSETS	$45,684	$97,699	$9,213	$280,822	$433,418

Kazakhstan	16,094	95,219	9,213	238,445	358,971
Cyprus	11,600	—	—	29,233	40,833
US	3,475	—	—	9,472	12,947
Armenia	7,670	—	—	—	7,670
Other	6,845	2,480	—	3,672	12,997
TOTAL LONG-LIVED ASSETS	$45,684	$97,699	$9,213	$280,822	$433,418

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2026
Long-lived assets	Brokerage	Banking	Insurance	Other	Total
Fixed assets, net	$23,049	$89,083	$7,040	$239,224	$358,396
Right-of-use assets	21,065	7,986	1,934	16,594	47,579
TOTAL LONG-LIVED ASSETS	$44,114	$97,069	$8,974	$255,818	$405,975

Kazakhstan	15,124	95,288	8,974	219,533	338,919
Cyprus	12,371	—	—	27,541	39,912
US	3,640	—	—	5,782	9,422
Armenia	5,571	—	—	—	5,571
Other	7,408	1,781	—	2,962	12,151
TOTAL LONG-LIVED ASSETS	$44,114	$97,069	$8,974	$255,818	$405,975

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 26 - STATUTORY CAPITAL REQUIREMENTS
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
Freedom Life and Freedom Insurance are required by ARDFM to notify it of any proposal to declare or pay a dividend on its share capital, and the ARDFM may, following the notification, decide to restrict such proposed dividend. The amount of dividends these subsidiaries are permitted to declare is limited to the relevant subsidiary's realized retained earnings and dividends can only be paid to the extent they will not cause a breach to the minimum solvency and capital requirements of the relevant subsidiary. As of June 30, 2026 and March 31, 2026, Freedom Life and Freedom Insurance were in compliance with the ARDFM dividend, minimum solvency and minimum capital requirements. Freedom KZ in its capacity of an insurance holding is also limited in declaration and payment of dividends if such payment leads to breach of capital ratios applicable to Freedom Life and Freedom Insurance.
There are no significant differences between the statutory accounting practices and statements prepared in accordance with U.S. GAAP for the insurance subsidiaries.
In addition, our subsidiaries operate under various securities brokerage, banking and financial services regulations and must maintain such licenses in order to conduct their operations. As of June 30, 2026, we, through our subsidiaries, held: (a) brokerage licenses (i) in Kazakhstan issued by the NBK and the Astana Financial Services Authority (the "AFSA"), (ii) in Cyprus issued by the Cyprus Securities and Exchange Commission ("CySEC"), (iii) in the United States issued by FINRA, (iv) in Armenia issued by the Central Bank of Armenia, (v) in Uzbekistan issued by the Center of Coordination and Development of Securities Market, (vi) in Kyrgyzstan issued by the Financial Market Regulatory and Supervision Service under the Ministry of Economy and Сommerce of the Kyrgyz Republic, and (vii) in UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority; (b) banking licenses (i) in Kazakhstan issued by the ARDFM, and (ii) in Tajikistan issued by the National Bank of Tajikistan; (с) a payment service provider in Kazakhstan registered in such capacity with the NBK, payment services providers in Uzbekistan and Kyrgyzstan holding licenses from the Central Bank of Uzbekistan and the National Bank of the Kyrgyz Republic, respectively; and (d) a securities portfolio management license in Tajikistan issued by the Ministry of Finance of Tajikistan. Our U.S. broker-dealer subsidiary is subject to regulatory oversight by U.S. authorities, including the SEC and FINRA, with respect to its brokerage and investment advisory activities in the U.S. In addition, following receipt of a principal approval by the Türkiye's financial regulatory and supervisory authority granted on January 9, 2025, we are in the process of obtaining a license to provide brokerage services in Türkiye.
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of June 30, 2026 for the Company and each of subsidiaries that are regulated entities that is material for our consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Kazakhstan bank holding company	$1,535,276	$200,000	$1,335,276	$1,263,160
Freedom EU	Brokerage	686,621	19,029	667,592	760,863
Freedom Bank KZ	Bank	524,068	250,005	274,063	292,571
Freedom Global	Brokerage	175,910	42,555	133,355	194,760
Freedom Armenia ("Freedom AR")	Brokerage	112,982	818	112,164	112,737
Freedom Life	Life Insurance	74,340	13,495	60,845	89,798
Freedom KZ	Brokerage	71,667	450	71,218	142,663
Freedom Insurance	Property and Casualty Insurance	62,671	13,495	49,175	44,701
Other regulated operating subsidiaries	Other	30,683	2,063	28,620	(60,041)
		$3,274,219	$541,911	$2,732,308	$2,841,211
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
The table below presents net capital/eligible equity, required minimum capital, excess regulatory capital and retained earnings as of March 31, 2026 for each of our subsidiaries that are regulated entities that is material for our consolidated financial statements.

(amounts in thousands)	Regulated activities	Net Capital/Eligible Equity	Required Minimum capital/solvency	Excess regulatory capital	Retained earnings

Freedom Holding Corp.	Kazakhstan bank holding company	$1,489,279	$200,000	$1,289,279	$1,231,500
Freedom EU	Brokerage	686,750	19,509	667,241	522,253
Freedom Bank KZ	Bank	518,891	231,143	287,747	286,195
Freedom Global	Brokerage	139,906	37,068	102,838	163,820
Freedom Life	Life Insurance	117,074	13,550	103,524	107,131
Freedom Armenia ("Freedom AR")	Brokerage	95,550	797	94,753	96,377
Freedom KZ	Brokerage	73,931	452	73,480	141,684
Freedom Insurance	Property and Casualty Insurance	59,373	13,550	45,822	34,432
Other regulated operating subsidiaries	Other	25,568	2,085	23,483	(53,207)
		$3,206,322	$518,154	$2,688,167	$2,530,185

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 27 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the date of issuance of this quarterly report on Form 10-Q with the SEC.
On July 10, 2026, FRHC completed an offering and sale of 2,374,356 shares of its common stock, par value of $0.001 per share, for an aggregate offering price of $300,000. The securities were offered and sold pursuant to Regulation S of the Securities Act of 1933. The offering was made only to non-U.S. persons in offshore transactions outside the United States, in accordance with the requirements of Regulation S, including the provisions applicable to a Category 3 offering under Regulation S.
Subscription proceeds in respect of this offering were received from investors prior to June 30, 2026. Because completion of the offering was not assured and the shares had not been issued as of that date, the subscribers held no residual interest in the Company, and the proceeds received were recorded as “Unsettled liability arising from a private placement” as of June 30, 2026. Upon completion of the offering on July 10, 2026, that liability was settled through the issuance of the common shares and reclassified to stockholders’ equity.
On July 31, 2026, FRHC and its subsidiary, Freedom Finansial Hizmetler Anonim Şirketi, completed the acquisition of approximately 99.32% of Turkish Bank A.Ş., a bank operating in Türkiye, for a total consideration of $33.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents management’s perspective on the financial condition and results of operations of Freedom Holding Corp. ("FRHC") and its consolidated subsidiaries. Except where the context otherwise requires or where otherwise indicated, references herein to the "Company," "Freedom," "we," "our," and "us" mean Freedom Holding Corp. together with its consolidated subsidiaries. References to a "fiscal year(s)" mean the 12-month periods ended March 31 for the referenced year. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this quarterly report on Form 10-Q, and it should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities Exchange Commission ("SEC") on June 1, 2026 (the "2026 Form 10-K").
Special Note About Forward-Looking Information

This quarterly report on Form 10-Q contains, and any related discussions may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives. All statements, other than statements of historical fact, included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q are forward-looking statements, including statements regarding our aims, goals, strategic goals, priorities, plans and objectives, plans to obtain licenses; key prospective markets; business strategy, including our strategy for expansion of business and entry into new business areas, such as the telecommunications, media and health sectors in Kazakhstan; our plans with respect to Freedom Media; the development of our digital fintech ecosystem; our products and services and expected operations, including Freedom SuperApp; expected capital expenditures and plans to finance such capital expenditures; our artificial intelligence ("AI") data center development project; the impact of new accounting pronouncements; acquisitions and business expansions in various regions or jurisdictions; treasury policy; regulatory investigations, including their preliminary determinations and potential outcomes, the potential outcome of legal proceedings; and other non-historical statements.
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
•the impact of war involving Iran and corresponding political and economic instability and armed conflict in the Middle East, the India-Pakistan conflict, and any possible escalation of such conflicts or contagion to neighboring countries or regions;
•economic sanctions that limit movement of funds, restrict access to capital markets, block access to third party technologies and IT services or curtail our ability to service existing or potential new customers;
•our ability to obtain required licenses;
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
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed in this quarterly report, as well as in the 2026 Form 10-K, including those listed under Part I, Item 1A. "Risk Factors" of the 2026 Form 10-K.
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
OVERVIEW

Our Business

Freedom Holding Corp. ("FRHC") is organized under the laws of the State of Nevada and acts as a holding company for all of our subsidiaries. Our subsidiaries engage in a broad range of activities including securities brokerage, securities dealing for customers and for our own account, market making activities, investment research, investment counseling, retail and commercial banking, and insurance products. We also own several ancillary businesses and lifestyle solutions, which complement our core financial services businesses, including payment and information processing services, entertainment and travel ticketing services, e-commerce business, cloud services, and telecommunications as well as media businesses in Kazakhstan that are in a developmental stage.

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

The main market of our operations is Kazakhstan. Our operating subsidiaries are located in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates, Japan, Uzbekistan, Kyrgyzstan, Georgia, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France and Poland and the Group also has representative office in Italy. Our subsidiaries in the United States include an SEC- and FINRA-registered broker dealer. As of June 30, 2026, we had 12,100 full-time employees and 264 offices (of which 34 offered brokerage services, 72 offered insurance services, 40 offered banking services and 118 offered other financial and non-financial services).

FRHC's common stock is included in the Russell 3000® Index.

Products and Services
Our business is organized into four segments: Brokerage, Banking, Insurance, and Other. Additional information regarding our segments can be found in the narrative and tabular descriptions of segments and operating results under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this quarterly report and Note 25 "Segment Reporting" in the notes to our condensed consolidated financial statements included in Item 1 of this quarterly report.
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

	Number of customers as of June 30, 2026	Number of customers as of March 31, 2026
Banking	5,447,000	5,026,000
Insurance	924,000	1,117,000
Brokerage	874,000	858,000
Other	1,498,000	1,105,000

Banking Segment
Our Banking segment primarily consists of the operations of Freedom Bank KZ and Freedom Bank TJ.
Freedom Bank KZ is a pioneer in digital retail and commercial banking services in Kazakhstan, offering deposits, multi‑currency payment cards, consumer and SME loans, payment and acquiring solutions. The bank extends our capital market heritage into everyday finance, providing the funding, payments and credit backbone of the wider Freedom ecosystem.
Freedom Bank TJ, a closed joint-stock company organized under the laws of the Republic of Tajikistan, obtained its banking license from the National Bank of Tajikistan on October 15, 2024, which permits it to conduct banking operations in both national and foreign currencies. The bank is being developed as a digitally led retail and commercial bank intended to extend our digital fintech ecosystem to the Tajikistan market, with a target product set covering current and savings accounts, multi‑currency payment cards, money transfers, and consumer and small and medium enterprise (SME) lending, delivered primarily through digital channels. Freedom Bank TJ conducts its activities through its office in Tajikistan and continues the phased build‑out of its branch network and digital service channels.
In addition, we are expanding our digital banking presence into Georgia through FBG Company JSC, an entity organized under the laws of Georgia. FBG Company JSC's application for the required banking license remains pending. Subject to receipt of the banking license and satisfaction of applicable regulatory requirements, FBG Company JSC is expected to operate as Freedom Bank Georgia. As of June 30, 2026, FBG Company JSC had not commenced banking operations.
The Company continues considering expansion of its banking segment into other jurisdictions. In March 2026, FRHC and its subsidiary Freedom Finansial Hizmetler Anonim Şirketi entered into an agreement to purchase approximately 99.32% of Turkish Bank A.S., a bank operating in Türkiye. The transaction was completed on July 31, 2026.

As of June 30, 2026, Banking segment combined assets increased by 12% to $6,026.1 million, trading portfolio increased by 31% to $2,266.8 million, held-to-maturity portfolio increased by 21% to $521.5 million, loan portfolio decreased by 2% to $1,999.0 million, deposit portfolio increased by 20% to $3,033.4 million, in comparison with March 31, 2026. The increase in the deposit, trading and held-to-maturity portfolios reflects continued customer demand, growth in our banking services, and increased investment activity, while the decline in the loan portfolio was primarily driven by loan repayments during the period.
In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIF") administers the deposit insurance system. The KDIF insures deposits in the case of liquidation of a bank-member of the KDIF fund. Kazakhstan law provides for certain maximum deposit insurance coverage limits applicable to each type of insured deposit. However, if a customer maintains multiple types of insured deposits with the same participating bank, the aggregate deposit insurance compensation in respect of such deposits, subject to the maximum coverage limit applicable to each type of deposit, may not exceed 20 million Kazakhstan tenge (approximately $40,000 as of June 30, 2026) per customer.
We have 40 office locations in Kazakhstan, Tajikistan and Georgia. As of June 30, 2026, we had 3,847 employees in our Banking segment, all of which were full-time employees.
Insurance Segment
FRHC owns two insurance companies, both in Kazakhstan: Freedom Life and Freedom Insurance.
We believe incorporating the offerings of these insurance companies with our brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan, allows us to offer an integrated, efficient and convenient single source for financial services in Kazakhstan.
•Freedom Life. Freedom Life provides a range of health and life insurance products to individuals and businesses, including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. As of June 30, 2026, Freedom Life had 291,543 customers and 325,407 active contracts, as compared to 279,615 customers and 319,538 active contracts as of March 31, 2026. "Active contracts" refers to insurance policies that are currently in force, meaning they have been issued and are not expired, canceled, or otherwise inactive as of the reporting date. As of June 30, 2026, Freedom Life had total assets of approximately $784.3 million and total liabilities of approximately $681.7 million, as compared to total assets of approximately $665.5 million and total liabilities of approximately $546.5 million as of March 31, 2026.
•Freedom Insurance. Freedom Insurance operates in the "general insurance" industry and is the leader in online insurance in Kazakhstan offering various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. As of June 30, 2026, Freedom Insurance had 632,667 customers and 1,032,789 active contracts, as compared to 837,275 customers and 1,299,046 active contracts as of March 31, 2026. The decrease was mainly due to the expiration of Motor Third Party Liability insurance contracts. As of June 30, 2026, Freedom Insurance had total assets of approximately $264.9 million and total liabilities of approximately $165.6 million, as compared to total assets of approximately $226.7 million and total liabilities of approximately $133.6 million as of March 31, 2026.
As of June 30, 2026, we had 72 offices and 1,289 employees, including 1,267 full-time employees and 22 part-time employees, providing consumer life and general insurance services in Kazakhstan.
Brokerage Segment
As of June 30, 2026, in our Brokerage business segment we had 34 offices that provided brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Europe, Armenia, United States, Uzbekistan, UAE and Kyrgyzstan. In December 2025, our UAE subsidiary Freedom Broker Global Markets Ltd. received a brokerage license in the UAE issued by the Abu Dhabi Global Market Financial Services Regulatory Authority. In addition, we are in the process of seeking to obtain a license to provide brokerage services in Türkiye based on the principal approval granted by the financial regulatory and supervisory authority of Türkiye on January 9, 2025.
Freedom KZ and Freedom Finance Global PLC ("Freedom Global") are professional participants on the Kazakhstan Stock Exchange ("KASE") and the Astana International Exchange ("AIX"). Foreign Enterprise Freedom Finance LLC ("Freedom UZ") is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE"), the Uzbek Republican Currency Exchange ("UZCE") and International Trading System Limited ("ITS"). FCM is a professional participant on the New York Stock Exchange ("NYSE") and Nasdaq Stock Exchange ("Nasdaq"). Freedom

Finance Armenia LLC ("Freedom AR") is a professional participant on the Armenia Stock Exchange ("AMX"). Freedom Broker LLC is a professional participant on the Kyrgyz Stock Exchange ("KSE").
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
As of June 30, 2026, we had 2,076 employees in our Brokerage segment, including 1,895 full-time employees and 181 part-time employees.
Other Segment
As of June 30, 2026, in our Other segment we had 118 offices and 5,367 employees, including 5,091 full-time employees and 276 part-time employees, providing a range of services including payment processing, entertainment ticketing sales, online air and railway ticket purchase aggregation and an online retail trade and e-commerce services. In the recent years, we have also established subsidiaries in Kazakhstan and UAE with a view to developing a telecommunications business and a media business, each of which is in the early stage of development. In our Other segment we also conduct proprietary securities trading activities, which are mainly conducted by FRHC. Revenue in this segment is mainly derived from online retail trade and e-commerce services, provision of payment processing services, retail online ticket sales and online aggregation of purchasing air and railway tickets.
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
The  Freedom SuperApp ("Freedom SuperApp" or "SuperApp") is the Group's front end for all retail banking, payment, insurance and lifestyle services. A single sign‑on process and biometric authentication grant access to multi‑currency accounts, credit, card management and lifestyle commerce. All modules are built on a micro‑services architecture with APIs (Application Programming Interface) to nearly one hundred government and commercial data sources.
The SuperApp supports accounts and payments in KZT, multiple foreign currencies and Freedom Currency, an exchange‑traded note linked to the performance of FRHC common stock. Our app provides our customers with a loyalty and referral program, access to a lifestyle marketplace with embedded verticals including ticketing (cinema, concerts via Freedom Ticketon), travel bookings (Freedom Travel), streaming services (Freedom Media), grocery delivery (Arbuz), on‑demand home services (Naimi), news feed (Super Journal), health services (My Health), auto accessories and tires (Freedom Drive), mobile phones and electronic devices (Freedom Mobile), travel e‑SIM, a digital pharmacy, motor accident reporting and Europrotocol‑based insurance claim filing without police involvement (DTP.kz), a social‑commerce feed where users publish purchases to earn likes and points that drive enhanced cashback (Freedom Lenta), digital issuance and servicing of voluntary health, motor and financial‑protection insurance policies, and a government e‑services gateway enabling online document processing, tax and fine payments and submission of applications to state agencies. Customers elect to pay in cash, by installment credit or with accumulated loyalty rewards. The app also integrates customer wealth information into a real‑time net‑worth view generating secured‑loan offers where collateral is available. In addition, it enables customers to automatically complete and file certain individual tax declarations required by Kazakhstan law. All our core lending lines operate on the same end‑to‑end digital rail inside the SuperApp, enabling our eligible customers to obtain digital mortgage loans and consumer digital auto loans in a streamlined, automated way.
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
In alignment with our digital fintech ecosystem strategy, we are seeking to expand by developing our telecommunications and cloud services in Kazakhstan and a regional media business in Central Asia. We are seeking to establish a new independent telecommunications operator in Kazakhstan to provide a diverse range of telecommunications and telecommunications-related services to customers which may include, among others, high-quality internet connectivity, fixed wireless access (FWA), WiFi access, over-the-top (OTT) streaming, internet protocol television (IPTV), traffic transit for operators and cloud solutions, subject to obtaining applicable licenses, acquisitions of telecom assets or entering into partnerships where required. Our new telecommunications business is operated by Freedom Telecom, a wholly-owned subsidiary of FRHC incorporated under the laws of the AIFC. Freedom Telecom represents a new line of business. Its strategy and budget are evolving dynamically in response to internal developments and external market factors, which may result in material adjustments to this strategy and our plan to develop this business. Our plan is that our telecom services will be offered as a separate product and as part of bundle offerings with our other digital products and services and will expand the ecosystem’s reach to areas where traditional banking channels are less efficient. Management expects the FWA grid to evolve into the backbone for a future mobile operator, providing additional distribution capacity for our digital services and generating new data streams that feed our predictive AI models. The combined effect should widen our addressable market, deepen engagement across product lines and further reduce the unit cost of serving each customer. Through entities incorporated under AIFC laws, we also operate Freedom Cloud which is structured as a standalone business line. Freedom Cloud is an essential component of our digital ecosystem that delivers advanced cloud infrastructure and related services both within the Group and to external clients, including major enterprises and government entities.
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
In November 2025, the Company entered into a non-binding arrangement with the Kazakhstan Ministry of Artificial Intelligence and Digital Development providing for potential collaboration on the development of a $2 billion Sovereign AI Hub in Kazakhstan. The proposed AI Hub is to utilize NVIDIA’s latest computing architecture and be located at a site in Kazakhstan with 100 MW of available power, with the Company acting as the principal financing and implementation partner. The development of this project will require significant financing. In addition to strengthening Kazakhstan’s position in the global AI landscape, the initiative may enhance the Company’s competitiveness in AI innovation and support its long-term growth strategy.
Credit Ratings
On June 24, 2026, S&P Global Ratings raised its long-term issuer credit ratings to 'BB-' from 'B+' on Freedom KZ, Freedom EU, Freedom Global, and Freedom Bank KZ. The outlooks on these entities are stable. The ratings of Freedom KZ and Freedom Bank KZ on the national scale were increased from "kzBBВ+" to "kzA-". The upgrade reflects Freedom Group's three-year track record of consolidated risk management and compliance and strengthening of these functions at its financial subsidiaries.

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
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events. The key factors affecting our business and the results of operations include, in particular: market and economic conditions, expansion of our digital ecosystem, acquisitions and expansion into new business areas and markets, our transactions with related parties, our arrangements with market maker customers, and governmental policies. For additional information on these factors and other risks that may affect our financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of the 2026 Form 10-K and "Risk Factors" in Part I, Item 1A, of the 2026 Form 10-K.
FINANCIAL HIGHLIGHTS

The highlights of our consolidated results for the three months ended June 30, 2026 are as follows:

We had total revenues, net of $732.5 million for the three months ended June 30, 2026, as compared to $524.0 million for the three months ended June 30, 2025. The increase between the two quarters was primarily attributable to the following:

•Our interest income for the three months ended June 30, 2026 was $295.1 million, an increase of $96.5 million, or 49%, compared to the three months ended June 30, 2025. The increase in interest income was primarily attributable to an increase in interest income on margin loans to customers and loans to customers, together with increases in interest income on held-to-maturity securities, trading securities, securities available-for-sale, and reverse repurchase agreements and amounts due from banks.

•Our fee and commission income for the three months ended June 30, 2026 was $156.7 million, an increase of $49.1 million, or 46%, compared to the three months ended June 30, 2025. The increase was primarily driven by higher fee and commission income from brokerage services, reflecting growth in our retail brokerage customer base. The increase was partially offset by lower fee and commission income from banking services, primarily due to the active use of our cashback-based loyalty program, with cashback amounts reflected as a reduction of banking service revenue.

•We had a net gain on trading securities of $79.8 million for the three months ended June 30, 2026, compared to a net gain on trading securities of $45.6 million for the three months ended June 30, 2025. The change was attributable mainly due to an increase in the value of securities positions as of June 30, 2026, and gains from the sale of Kazakhstan sovereign and corporate debt securities during the three months ended June 30, 2026.

We had total expense of $691.7 million, for the three months ended June 30, 2026, compared to $476.5 million for the three months ended June 30, 2025. The increase was mainly attributable to increases in insurance claims and policyholder benefits (net of reinsurance), interest expense, payroll and bonus expenses and general and administrative expenses.

We had net income of $31.7 million for the three months ended June 30, 2026, as compared to $37.4 million for the three months ended June 30, 2025. Our Brokerage, Banking, Insurance, and Other segments contributed net income of $133.6 million, net income of $3.7 million, net loss of $19.2 million and net loss of $86.5 million, respectively, to our total net income for the three months ended June 30, 2026.

Our total assets increased to $14.0 billion as of June 30, 2026 from $13.2 billion as of March 31, 2026.

The operating results for any period are not necessarily indicative of the results for any future period.

RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended June 30, 2026 and 2025
The following comparison of our financial results for the three-month periods ended June 30, 2026 and 2025 is not necessarily indicative of future results.
Revenue
The following table sets out information on our total revenue, net for the periods presented.

	Three months ended June 30, 2026		Three months ended June 30, 2025		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Interest income	$295,106	40%	$198,571	38%	$96,535	49%
Fee and commission income	156,734	21%	107,642	20%	49,092	46%
Net insurance revenue	124,175	17%	143,815	27%	(19,640)	(14)%
Net gain on trading securities	79,778	11%	45,602	9%	34,176	75%
Sales of goods and services	41,510	6%	17,224	3%	24,286	141%
Net gain on foreign exchange operations	13,726	2%	(12,893)	(2)%	26,619	(206)%
Other income	11,645	2%	8,561	2%	3,084	36%
Net gain on derivatives	9,853	1%	15,459	3%	(5,606)	(36)%
Total revenue, net	$732,527	100%	$523,981	100%	$208,546	40%
* Percentage of total revenue, net.

Fee and commission income
The following table sets forth information regarding our fee and commission income for the periods presented.

	Three months ended June 30,
	2026	2025	Amount Change	% Change
Brokerage services	$164,261	$102,877	$61,384	60%
Commission income from payment processing	8,851	5,933	2,918	49%
Agency fee income	7,076	4,538	2,538	56%
Underwriting and market-making services	2,794	2,905	(111)	(4)%
Bank services	(26,788)	(9,379)	(17,409)	186%
Other fee and commission income	540	768	(228)	(30)%
Total fee and commission income	$156,734	$107,642	$49,092	46%
The following table sets out the components of our fee and commission income as a percentage of total fee and commission income, net for the periods presented.

	Three months ended June 30,
	2026	2025
	(as a % of total fee and commission income)
Brokerage services	104%	96%
Commission income from payment processing	6%	6%
Agency fee income	5%	4%
Underwriting and market-making services	2%	2%
Bank services	(17)%	(9)%
Other fee and commission income	—%	1%
Total fee and commission income	100%	100%

Fee and commission income for the three months ended June 30, 2026 amounted to $156.7 million, reflecting an increase of $49.1 million or 46% compared to $107.6 million for the three months ended June 30, 2025. The increase was driven by several factors, as discussed below.
Fee and commission income from brokerage services was $164.3 million, representing a 60% increase from $102.9 million in the three months ended June 30, 2025. The increase was primarily driven by higher fee and commission income from short commissions earned from several large institutional counterparties and was further supported by an increase in the number of retail brokerage customers from 725,000 as of June 30, 2025 to 874,000 as of June 30, 2026. During the three months ended June 30, 2026 and June 30, 2025, we earned fee and commission income from one market maker customer at our subsidiary Freedom Global of $89.8 million and $72.3 million, representing 57% and 67%, respectively, of our total fee and commission income for that period.
Fee and commission income from banking services decreased by $17.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by the active use of a cashback-based loyalty program. Continued growth in customer transaction volumes and activity resulted in higher cashback accruals during the period. As part of our strategic approach, we do not prioritize revenue generation from banking service commissions. Instead, the loyalty program is leveraged to effectively reduce transaction costs for customers, supporting customer base expansion and increased engagement across the ecosystem.

Fee and commission income from payment processing increased to $8.9 million in the three months ended June 30, 2026 from $5.9 million for the three months ended June 30, 2025. The $2.9 million increase was primarily attributable to the resumption of services to certain customers and higher transaction volumes during the period.
Fee and commission income from agency services increased by $2.5 million, or 56%, primarily driven by higher transaction volumes across travel and event-related services.
Net gain on trading securities
We had a net gain on trading securities of $79.8 million for the three months ended June 30, 2026, an increase of $34.2 million as compared to $45.6 million for the three months ended June 30, 2025. The following table sets forth information regarding our net gains and losses on trading securities for the three months ended June 30, 2026 and 2025:

(amounts in thousands)	Realized Net Gain	Unrealized Net Gain	Net Gain
Three months ended June 30, 2026	$25,279	$54,499	$79,778
Three months ended June 30, 2025	$7,866	$37,736	$45,602
During the three months ended June 30, 2026, we had a realized gain on trading securities of $25.3 million, which is mostly attributable to Kazakhstan sovereign and corporate debt securities sold during the three months ended June 30, 2026. Also, we recognized an unrealized net gain of $54.5 million during the same period due to an increase in the value of securities positions we held as of June 30, 2026. The unrealized net gain is attributable to an increase in the fair value of securities positions remaining in our portfolio at period-end.
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

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented:

	Three months ended June 30,
(amounts in thousands)	2026	2025	Amount Change	% Change
Interest income on margin loans to customers	108,190	60,289	47,901	79%
Interest income on loans to customers	81,481	61,694	19,787	32%
Interest income on trading securities	59,810	52,576	7,234	14%
Interest income on held-to-maturity securities	17,080	5,173	11,907	230%
Interest income on securities available-for-sale	20,034	13,383	6,651	50%
Interest income on reverse repurchase agreements and amounts due from banks	7,585	5,456	2,129	39%
Other interest income	926	—	926	100%
Total interest income	$295,106	$198,571	$96,535	49%

The following table sets out the components of our interest income as a percentage of total interest income, net for the fiscal years presented:

	Three months ended June 30,
	2026	2025
	(as a % of total interest income)
Interest income on margin loans to customers	37%	30%
Interest income on loans to customers	27%	31%
Interest income on trading securities	20%	26%
Interest income on held-to-maturity securities	6%	3%
Interest income on securities available-for-sale	7%	7%
Interest income on reverse repurchase agreements and amounts due from banks	3%	3%
Other interest income	—%	—%
Total interest income	100%	100%

For the three months ended June 30, 2026, we had interest income of $295.1 million, representing an increase of $96.5 million, or 49%, compared to the three months ended June 30, 2025. The increase in interest income was primarily attributable to an increase in interest income on margin loans to customers and loans to customers, as well as increases in interest income on held-to-maturity securities, trading securities, securities available-for-sale, and reverse repurchase agreements and amounts due from banks.

Interest income on margin loans to customers increased by $47.9 million, or 79%, due to an increase in the usage of margin loans for trades by our customers during the three months ended June 30, 2026. For the three months ended June 30, 2026, we earned interest income from margin lending from a market maker customer of our Freedom Global subsidiary in an amount of approximately $11.1 million, representing 10% of our total interest income from margin lending for that period.

For the three months ended June 30, 2026, interest income on loans to customers increased by $19.8 million, or 32%, compared to the three months ended June 30, 2025 due to the growth of Freedom Bank KZ's average customer loan portfolio relative to the prior year period.

For the three months ended June 30, 2026, interest income on held-to-maturity securities increased by $11.9 million compared to the three months ended June 30, 2025, primarily due to the growth of the held-to-maturity securities portfolio during the three months ended June 30, 2026.

During the three months ended June 30, 2026, interest income on available-for-sale securities increased by $6.7 million, or 50%, compared to the three months ended June 30, 2025 due to the growth of available-for-sale portfolio during the three months ended June 30, 2026.

Interest income on trading securities increased by $7.2 million, or 14%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to an increase in the volume of interest-bearing trading securities held during the period. This reflects a strategic shift in our investment portfolio in response to improving market conditions, which impacted our reinvestment decisions.

The following table provides a summary of the monthly average balances and average interest rates for the major categories of our interest-earning assets for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026		2025
(amounts in thousands)	Average balance
Interest-earning assets
Trading securities	$2,215,058	(2)	$1,849,084
Loans issued	2,035,361		1,698,372
Margin lending, brokerage and other receivables, net	4,593,556	(1)	2,479,955
Available-for-sale securities, at fair value	653,711	(2)	472,896
Held-to-maturity securities	488,484		157,020
	Average yields(3)

Trading securities	11.2%		11.9%
Loans issued	17.0%		15.3%
Margin lending, brokerage and other receivables, net	9.8%		10.1%
Available-for-sale securities, at fair value	12.8%		11.8%
Held-to-maturity securities	14.7%		13.8%
	Interest income

Interest income on margin loans to customers	$108,190		$60,289
Interest income on loans to customers	81,481		61,694
Interest income on trading securities	59,810		52,576
Interest income on held-to-maturity securities	17,080		5,173
Interest income on securities available-for-sale	20,034		13,383
Other interest income	8,511		5,456
Total interest income	$295,106		$198,571

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

	Three months ended June 30,
	2026 vs 2025
	(Decrease)/Increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest income
Interest income on trading securities	$(2,605)	$9,839	$7,234
Interest income on loans to customers	6,981	12,806	19,787
Interest income on margin loans to customers	(1,885)	49,786	47,901
Interest income on available-for-sale securities	1,230	5,421	6,651
Interest income on held-to-maturity securities	353	11,554	11,907
Other interest income	—	—	3,055
Total interest income	$4,074	$89,406	$96,535
Net insurance revenue
For the three months ended June 30, 2026, we had net insurance revenue of $124.2 million, a decrease of $19.6 million, or 14%, as compared to the three months ended June 30, 2025. Effective April 1, 2025, we adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), using the modified retrospective transition method. In connection with adoption, the caption previously presented as "Insurance underwriting income" was renamed "Net insurance revenue," and three new components — deferred profit liability issuance expense, deferred profit liability remeasurement gain (loss), and deferred profit liability amortization / release.
The following table sets out information on our net insurance revenue for the periods presented.

	Three months ended June 30,
	June 30, 2026	June 30, 2025	Amount Change	% Change
Written insurance premiums	$170,007	$171,982	$(1,975)	(1)%
Reinsurance premiums ceded	(12,103)	(1,078)	(11,025)	1023%
Change in unearned premium reserve, net	(7,015)	(17,648)	10,633	(60)%
Deferred profit liability issuance expense	(38,900)	(6,979)	(31,921)	457%
Deferred profit liability remeasurement gain (loss)	661	1,607	(946)	(59)%
Deferred profit liability amortization / release	11,525	(4,069)	15,594	(383)%
Net insurance revenue	$124,175	$143,815	$(19,640)	(14)%
Written insurance premiums decreased by $2.0 million, or 1% to $170.0 million, primarily due to the regulatory cap on commissions to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period.
Deferred profit liability issuance expense increased by a $31.9 million, or 457% to $38.9 million, reflecting higher gross premiums collected on Limited Payment long term contracts issued by Freedom Life during the three months ended June 30, 2026. Under LDTI, the excess of gross premium over the net premium required to fund expected future benefits is deferred and reсognized in revenue over the period insurance remains in force.
Deferred profit liability amortization / release increased by $15.6 million to $11.5 million, which was primarily attributable to higher pension annuity sales.
Net gain on foreign exchange operations
For the three months ended June 30, 2026, we realized a net gain on foreign exchange operations of $13.7 million compared to a net loss of $12.9 million for the three months ended June 30, 2025. The increase was primarily due to the decrease of translation loss by $30.3 million which is mostly attributable to Freedom Bank KZ. During the three months ended June 30, 2025, the bank recognized translation losses on its euro-denominated assets as the Kazakhstan tenge depreciated by approximately 12% against the euro during the quarter. In contrast, during the three months ended June 30, 2026, the tenge remained relatively stable, appreciating by 0.1% against the euro, resulting in substantially lower translation loss. There was also a $20.1 million gain on dealing transactions in three months ended June 30, 2026 compared to a $23.8 million gain for the three months ended June 30, 2025. The decrease is mainly attributable to Freedom Bank KZ, which had a net gain on sales and purchases of foreign currency of $20.5 million for the three months ended June 30, 2026, compared to a $23.7 million for the three months ended June 30, 2025.
Net gain on derivatives
For the three months ended June 30, 2026, we had net gain on derivatives of $9.9 million compared to a net gain of $15.5 million for the three months ended June 30, 2025. The decrease was primarily attributable to our subsidiary Freedom Bank KZ, which had a realized gain of $7.6 million for the three months ended June 30, 2026, compared to a realized gain of $17.2 million for the three months ended June 30, 2025. This decrease was partially offset by a net gain of $2.3 million from FSP for the three months ended June 30, 2026, compared to a net loss of $1.6 million for the three months ended June 30, 2025.
Sales of goods and services
For the three months ended June 30, 2026, we had sales of goods and services in the amount of $41.5 million compared to the sales of goods and services of $17.2 million for the three months ended June 30, 2025. The increase was primarily driven by our expansion in the telecommunications sector - an increase of the customer base and projects, especially following the acquisition of Freedom Cloud Holding. There was also an increase from Arbuz, mainly due to the increased customer activity and order volume which is a result of the company's expansion strategy.

Expense

The following table sets out information on our total expense for the periods presented.

	Three months ended June 30, 2026		Three months ended June 30, 2025		Change

(amounts in thousands)	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$31,289	5%	$84,354	18%	$(53,065)	(63)%
Interest expense	177,563	26%	113,410	24%	64,153	57%
Insurance claims and policyholder benefits, net of reinsurance	131,582	19%	64,996	13%	66,586	102%
Payroll and bonuses	153,127	22%	92,505	19%	60,622	66%
Professional services	10,004	1%	13,024	3%	(3,020)	(23)%
Stock compensation expense	23,235	3%	23,054	5%	181	1%
Advertising and sponsorship expense	35,785	5%	24,463	5%	11,322	46%
General and administrative expense	76,205	11%	41,975	9%	34,230	82%
Allowance for expected credit losses	17,659	3%	4,822	1%	12,837	266%
Cost of sales	35,244	5%	13,903	3%	21,341	153%
Total expense	$691,693	100%	$476,506	100%	$215,187	45%
______________
*    Percentage of total expense.

Fee and commission expense

The following table sets forth information regarding our fee and commission expense for the periods presented.

	Three months ended June 30,
	2026	2025	Amount Change	% Change
Brokerage services	$13,215	$7,644	$5,571	73%
Bank services	10,212	7,858	2,354	30%
Agency fee expense	2,558	65,355	(62,797)	(96)%
Exchange services	2,161	225	1,936	860%
Central Depository services	540	328	212	65%
Other commission expenses	2,603	2,944	(341)	(12)%
Total fee and commission expense	$31,289	$84,354	$(53,065)	(63)%
The following table sets out the components of our fee and commission expense as a percentage of total fee and commission expense, net for the periods presented.

	Three months ended June 30,
	2026	2025
	(as a % of total fee and commission expense)
Brokerage services	42%	9%
Bank services	33%	9%
Agency fee expense	8%	78%
Exchange services	7%	—%
Central Depository services	2%	—%
Other commission expenses	8%	4%
Total fee and commission expense	100%	100%
Fee and commission expense decreased by $53.1 million, or 63%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was mainly attributable to a $62.8 million decrease in agency fee service expenses in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by regulatory cap on commissions paid to insurance agents for policies associated with bank and microfinance loan products, which reduced new business volumes during the period. This decrease was partially offset by a $5.6 million increase in brokerage service expense in the three months ended June 30, 2026, which was driven by higher customer activity, as well as a $2.4 million increase in bank services expense, reflecting the continued expansion of our customer base and the growing volume of card transactions within our ecosystem.
Interest expense
For the three months ended June 30, 2026, we had interest expense of $177.6 million, an increase of $64.2 million, or 57%, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher interest expense on customer accounts and deposits and on debt securities issued, partially offset by a decrease in interest expense on margin lending payable, and was almost entirely volume-driven.
Interest expense on customer accounts and deposits increased by $47.6 million, or 121%, driven by the growth of the average balance of interest-bearing customer liabilities from 1.4 billion during the three months ended June 30, 2025 to 3.0 billion during the three months ended June 30, 2026, reflecting the continued expansion of our deposit base at Freedom Bank KZ. The average rate paid on these liabilities remained substantially unchanged at 12.0%, compared to 11.9% in the prior year period, and accordingly the increase was almost entirely volume-driven.
Interest expense on debt securities issued increased to $33.2 million during the three months ended June 30, 2026, compared to $13.8 million during the three months ended June 30, 2025. This increase was primarily driven by the placement of several new debt securities during two periods. The impact of the higher balance of such securities was partially offset by a decrease in the average interest rate from 9.7% to 9.5%. The increase in debt issuance reflects the Company’s long-term funding and investment strategy.

Interest expense on margin lending payable decreased by $6.5 million, or 48%, as the average balance of margin lending payable declined 43%, from $810.7 million to $465.1 million, and the average rate decreased from 6.8% to 6.1%.
The following table provides a summary of the monthly average balances and average interest rates for the major categories of interest-bearing liabilities for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
(amounts in thousands)	Average balance
Interest-bearing liabilities
Securities repurchase agreement obligations	$1,138,815	$1,815,927
Customer liabilities (1)	3,035,064	1,380,725
Debt securities issued	1,450,381	586,854
Margin lending payable	465,092	810,691
	Average rates

Securities repurchase agreement obligations	18.0%	10.4%
Customer liabilities (1)	12.0%	11.9%
Debt securities issued	9.5%	9.7%
Margin lending payable	6.1%	6.8%
	Interest expense
Interest expense on securities repurchase agreement obligations	$48,176	$45,461
Interest expense on customer accounts and deposits	86,917	39,332
Interest expense on debt securities issued	33,234	13,751
Interest expense on margin lending payable	6,889	13,374
Other interest expense	2,347	1,492
Total interest expense	$177,563	$113,410
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

	Three months ended June 30,
	2026 vs 2025
	(Decrease)/increase due to change in
(amounts in thousands)	Rate	Volume	Net
Interest expense
Interest expense on securities repurchase agreement obligations	$5,519	$(2,804)	$2,715
Interest expense on customer accounts and deposits	219	47,366	47,585
Interest expense on debt securities issued	(307)	19,790	19,483
Interest expense on margin lending payable	(1,276)	(5,209)	(6,485)
Other interest expense	—	—	855
Total	$4,155	$59,143	$64,153
Insurance claims and policyholder benefits, net of reinsurance
For the three months ended June 30, 2026, we had a $66.6 million, or 102%, increase in insurance claims and policyholder benefits, net of reinsurance, as compared to $65.0 million for the three months ended June 30, 2025. The increase was driven primarily by the continued growth of the pension annuity business of our life insurance subsidiary and the resulting expansion of the in-force long-duration contract block. The principal unfavorable drivers were a $25.3 million, or 145%, increase in claims paid to $42.8 million, reflecting higher annuity payments consistent with the growth of the in-force book of business of our life insurance subsidiary, as well as higher claims paid by our general insurance subsidiary, primarily under the compulsory motor third party liability, health insurance and property insurance classes, a $21.0 million, or 80%, increase in interest accretion on the liability for future policy benefits to $47.2 million, reflecting growth of the in-force long-duration block, a $1.4 million unfavorable change in liability remeasurement on long-duration contracts, as the remeasurement gain decreased to $35.3 million from $36.7 million, reflecting experience adjustments arising during the period, and a $4.8 million, or 21%, increase in other insurance net expense to $27.7 million. These were partially offset by a $16.0 million favorable movement in benefit payments, which increased to $18.5 million from $2.5 million in line with the higher annuity payments described above, and by a $9.0 million favorable change in insurance reserves, as the movement shifted from a $3.2 million build in the prior year period to a $5.8 million release for the three months ended June 30, 2026.
Payroll and bonuses

For the three months ended June 30, 2026, we had payroll and bonuses expense of $153.1 million, representing an increase of $60.6 million or 66% compared to $92.5 million for the three months ended June 30, 2025. The increase was primarily driven by workforce expansion through new hires, together with higher salary and bonus expenses compared to the corresponding prior-year period.

Professional services

For the three months ended June 30, 2026, our professional services expense was $10.0 million, representing a decrease of $3.0 million, or 23%, compared to $13.0 million for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in expenses for auditing services rendered by our external auditors due to timing differences in the provision of such services, it was partially offset by an increase in legal fees.

Stock compensation expense

For the three months ended June 30, 2026, our stock compensation expense was $23.2 million, representing an increase of $0.2 million compared to $23.1 million for the three months ended June 30, 2025. The increase is attributable to new stock grants awarded and the partial amortization of stock grants which were awarded during 2027, 2026, 2025 and 2024 fiscal years.

Advertising and sponsorship expense

Advertising and sponsorship expense for the three months ended June 30, 2026, was $35.8 million, representing a increase of $11.3 million, or 46%, compared to $24.5 million for the three months ended June 30, 2025. The increase in advertising and sponsorship expense was primarily driven by one of our subsidiaries, which entered into a sponsorship agreement with a professional football club during the three months ended June 30, 2026 that had no equivalent in the prior year period, and by expanded placement of advertising and information materials during the period.

General and administrative expense

General and administrative expense for the three months ended June 30, 2026, was $76.2 million, representing an increase of $34.2 million or 82% compared to $42.0 million for the three months ended June 30, 2025. The increase was primarily driven by higher communication services expense, software support, depreciation and amortization, charity, IT services, business trip expenses, lease depreciation, other operating expenses, transportation expense, and taxes other than income tax. Communication services expense increased by $5.4 million, mainly due to higher communication and connectivity costs required to support the expansion of digital channels. Software support expenses increased by $3.3 million, mainly due to the support of licensed and other software systems. Depreciation and amortization increased by $3.8 million, primarily reflecting a higher depreciable and amortizable asset base, including data centers, telecommunications infrastructure and system implementation projects. Charity increased by $3.2 million, reflecting an increase in charitable and social contributions. IT services increased by $3.2 million, mainly due to software development and maintenance costs. Business trip expenses increased by $2.5 million reflecting a general increase in business travel activity. Lease depreciation increased by $2.4 million, primarily attributable to new lease agreements and higher depreciation of right-of-use assets. Other operating expenses increased by $1.9 million, primarily due to increased banking and overhead costs from Freedom Bank KZ, as well as the overall growth of our operations and the addition of new subsidiaries. Transportation expense increased by $1.8 million, primarily due to the expansion of our event and delivery logistics activities.

Provision for allowance for expected credit losses

For the three months ended June 30, 2026, we recognized a provision for expected credit losses of $17.7 million, compared with $4.8 million for the three months ended June 30, 2025. The increase was primarily driven by higher net provisions on purchased retail loans reflecting the migration of a greater portion of these loan portfolios to credit-impaired status as the underlying loans progressed through their contractual terms. The increase also reflected higher provisions on retail loans, auto loans, corporate loans and loans to SME primarily due to a higher estimated probability of default observed during the period and growth of the loan portfolio.

During the end of the fiscal year ended March 31, 2026, the Company transitioned to the use of internal historical credit data for estimating expected credit losses under ASC 326 for certain loan products, including auto loans, loans to SME, mortgage loans, and purchased retail loans originated by microfinance institutions. The transition was driven by the availability of sufficient internal loss experience for core products and observed inconsistencies in external credit bureau data, which limited the Company’s ability to reliably assess borrower behavior. Management believes that the use of internal statistics better reflects the risk characteristics of the Company’s portfolios and enhances the accuracy of CECL estimates.

Provisions on insurance receivables also increased, consistent with the growth of our insurance business. In addition, Freedom Global recognized a provision related to margin lending receivables of $0.1 million during the three months ended June 30, 2026, compared with a recovery of provisions of $3.3 million recognized in the prior-year period.

Cost of sales
We had cost of sales $35.2 million and $13.9 million for the three months ended June 30, 2026, and June 30, 2025, respectively. The increase primarily reflects the growth in sales of goods and services attributable to our expansion in the telecommunications sector following the acquisition of Freedom Cloud Holding and increased customer activity and order volume from Arbuz.
Income tax expense

We had income before income tax of $40.8 million and $47.5 million for the three months ended June 30, 2026, and June 30, 2025, respectively. Income tax expense for the three months ended June 30, 2026, and June 30, 2025 was $9.2 million and $10.1 million, respectively. During the three months ended June 30, 2026, effective income tax rate increased to 22.5%, from 21.3%. The main factor of the change in effective tax rate was the changes in the composition of the profits we realized from our operating activities, the tax treatment of those profits in the various jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax. In addition, total increase has been partially offset with the fact, that during the three months ended June 30, 2026, we had applied relief from the Pillar Two Income Inclusion Rule ("IIR") and Undertaxed Profits Rule ("UTPR") for multinational groups, which has been announced by OECD, on January 5, 2026.
Net income
As a result of the foregoing factors, for the three months ended June 30, 2026, we had net income of $31.7 million compared to $37.4 million for the three months ended June 30, 2025, a decrease of 15%.
Foreign currency translation adjustments, net of tax
Due to a 0.4% weakening of the Kazakhstan tenge against the U.S. dollar during the three months ended June 30, 2026, we realized a foreign currency translation loss of $4.4 million for the three months ended June 30, 2026 since most of our companies use the Kazakhstan tenge as their functional currency, as compared to a foreign currency translation loss of $41.8 million for the three months ended June 30, 2025.

BUSINESS SEGMENT OPERATIONS

We report our results of operations through the following four business segments: Brokerage, Banking, Insurance, and Other. These operating segments are based on how our CODM makes decisions about allocating resources and assessing performance.
Comparison of the Three-month Periods Ended June 30, 2026 and 2025

Total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
	2026	2025	Amount Change	% Change
Brokerage	$282,557	$176,260	$106,297	60%
Banking	225,226	146,242	78,984	54%
Insurance	150,857	164,577	(13,720)	(8)%
Other	73,887	36,902	36,985	100%
Total revenue, net	$732,527	$523,981	$208,546	40%

Total revenue, net for the three months ended June 30, 2026 increased across Brokerage, Banking and Other segments compared to the three months ended June 30, 2025. In our segment reporting, we account for all operations within each business segment, including all related subsidiaries and their activities. Below is a discussion of revenue of our segments for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Brokerage Segment

•In the three months ended June 30, 2026, the Brokerage segment experienced a significant increase in total revenue, net, primarily driven by a $61.7 million increase in fee and commission income, reflecting higher brokerage activity during the period. Interest income also contributed to the growth, rising by $49.6 million, primarily due to increased usage of margin loans for trades by our customers. In addition, we had a $0.9 million increase in net gain/(loss) on foreign exchange operations, further contributing to the growth in revenue. However, this increase was partially offset by a $6.0 million decrease in net gains on trading securities.

Banking Segment

•In the three months ended June 30, 2026, total revenue, net in the Banking segment increased as compared to the three months ended June 30, 2025, mostly driven by a $29.3 million increase in net gain/(loss) on foreign exchange operations due to appreciation of the Kazakhstan tenge against the U.S. dollar, a $47.6 million increase in net gain on trading securities, driven by higher realized gains, mostly attributable to Kazakhstan sovereign and corporate debt securities sold during the period, and higher unrealized gains attributable to an increase in the fair value of securities positions remaining in our portfolio at period-end, and a $34.7 million increase in interest income, driven primarily by growth in the loan portfolio and held-to-maturity securities. This increase was partially offset by a $17.9 million decrease in fee and commission income driven by higher SuperApp cashback volumes, and a $9.1 million decrease in net gain on derivatives mainly due to losses on currency swaps and the decrease of transactions.

Insurance Segment

•In the three months ended June 30, 2026, total revenue, net in the Insurance segment decreased mainly due to a decrease for $19.6 million in net insurance revenue, because the volume of revenue receipts from the agent has continued to decrease due to the updates in the Law on Insurance Activities, and a $5.0 million decrease in net gain on trading securities due to less favorable market movements in the prices of securities held for trading. This decrease was partially offset by an increase of $10.1 million of interest income, which was mainly driven by higher income from securities, reflecting an increase in the volume of interest-bearing instruments and higher yields during the period, an increase of $0.5 million of other income, $0.2 million of net gain on foreign exchange operations supported by more favorable U.S. dollar and Kazakhstani tenge exchange rate movements.

Other Segment

•In the three months ended June 30, 2026, total revenue, net in the Other segment increased primarily due to a $24.3 million increase in sales of goods and services, driven by our continued expansion into the telecommunications sector and higher order volumes and customer activity at Arbuz. Fee and commission income increased by $5.3 million year over year, primarily attributable to the increase in fee and commission income from payment processing driven by the resumption of services to certain customers and higher transaction volumes. Net gain on derivatives increased by $3.8 million year over year, primarily driven by FSP, reflecting the revaluation of liabilities under structured products. In addition, net gain on foreign exchange operations decreased by $3.8 million year over year, which is primarily attributable to a lower foreign currency translation gain, due to a reduced appreciation of the U.S. dollar against the Kazakhstan tenge during the period, compared to the three months ended June 30, 2025.

Total expenses associated with our segments are summarized in the following table:

	Three months ended June 30,
	2026	2025	Amount Change	% Change
Brokerage	$115,054	$85,919	$29,135	34%
Banking	219,328	126,209	93,119	74%
Insurance	168,729	155,343	13,386	9%
Other	188,582	109,035	79,547	73%
Total expense, net	$691,693	$476,506	$215,187	45%

For the three months ended June 30, 2026, total expenses, net increased across all segments compared to the three months ended June 30, 2025. Below is a discussion of changes in expenses for each of our segments for the three months ended June 30, 2026 versus the three months ended June 30, 2025:

Brokerage Segment

•In the three months ended June 30, 2026, total expenses, net, in our Brokerage segment increased by $29.1 million. The increase was primarily driven by a $21.9 million rise in payroll and bonus expenses, reflecting our continued investment in attracting and retaining top talent, a $7.0 million increase in fee and commission expenses due to higher customer trading activity, a $3.8 million increase in general and administrative expenses, and a $2.2 million increase in advertising and sponsorship expenses, as marketing activities were scaled during the period. These increases were partially offset by a $6.3 million decrease in interest expense, primarily due to lower interest expense on margin lending payable, and a $2.7 million decrease in stock-based compensation expense.
Banking Segment

•In the three months ended June 30, 2026, total expenses, net, in our Banking segment increased primarily due to a $50.9 million increase in interest expense attributable to the continued growth in customer liabilities, a $19.8 million increase in payroll and bonuses expense, a $12.9 million increase in general and administrative expenses, particularly communication services and software expenses, a $7.6 million increase in provision for credit losses, and a $2.8 million increase in fee and commission expense, mainly driven by the growth in merchant acquiring volumes as additional merchants and point-of-sale terminals were connected, as well as a higher volume of transactions.

Insurance Segment

•In the three months ended June 30, 2026, total expenses, net in our insurance segment increased mainly due to a $66.6 million increase in insurance claims and policyholder benefits net of reinsurance, due to higher annuity and benefit payments of our life insurance subsidiary, consistent with the growth of its pension annuity portfolio, $4.3 million increase in stock compensation expense due to new stock grants, the majority of which vested on the date of issuance as well as the partial amortization of stock grants, $3.0 million increase in payroll and bonuses expense due to the increase in headcount and overall insurance operations, along with the annual increase of base salaries in line with market levels, resulted in higher personnel expenses, $2.4 million increase in provisions for credit losses primarily driven by higher premium receivables, reflecting growth in written premiums during the period. The increase was partially offset by a $63.1 million decrease in fee and commission expense, primarily as a result of the amendments to the Law on Insurance Activities effective September 2025, which significantly reduced the volume of business generated through the agent and, correspondingly, the commissions payable to the agent.

Other Segment

•In the three months ended June 30, 2026, our Other segment's total expenses increased by $79.5 million. The increase was driven by an increase in cost of sales, interest expense, general and administrative expense, payroll and bonuses. Cost of sales increased by $21.3 million due to a higher sales volume, which reflects our expansion into the telecommunications sector as well as increased customer activity and order volume at Arbuz. Interest expense increased by $20.2 million, mainly attributable to an increase in interest expense from the debt securities issued by Freedom SPC. General and administrative expense increased by $16.7 million, and payroll and bonuses increased by $15.9 million, both primarily reflecting the overall growth of our operations and the addition of new subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
During the periods covered in this quarterly report, our operations were primarily funded through a combination of cash on hand, cash generated from operations, cash returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.
We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established to maintain compliance with net capital and capital adequacy requirements imposed on securities brokerages, insurance companies and banks in jurisdictions where we do business. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we have in place risk management monitoring and processes, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions which can negatively impact our liquidity, capitalization and business. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.
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

	June 30, 2026	March 31, 2026
(amounts in thousands)
Cash and cash equivalents(1)	$1,351,050	$966,115
Restricted cash(2)	$1,473,196	$1,246,312
Trading securities	$2,974,677	$2,339,100
Total assets	$14,046,883	$13,155,239
Net liquid assets(3)	$7,068,304	$6,971,074

(1)Of the $1,351.1 million in cash and cash equivalents we held at June 30, 2026, $58.8 million, or approximately 4%, was subject to reverse repurchase agreements. By comparison, at March 31, 2026, we had cash and cash equivalents of $966.1 million, of which $207.9 million, or approximately 22%, was subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
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
As of June 30, 2026, and March 31, 2026, we had total liabilities of $12.5 billion and $11.7 billion, respectively, including customer liabilities of $7.0 billion and $7.1 billion, respectively.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(amounts in thousands)
Net cash flows (used in)/from operating activities	$(341,624)	$480,831
Net cash flows used in investing activities	(275,365)	(505,516)
Net cash flows from financing activities	1,216,698	123,381
Effect of changes in foreign exchange rates on cash and cash equivalents	12,196	(74,207)
Effect of expected credit losses on cash and cash equivalents and restricted cash	(86)	(393)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$611,819	$24,096
Net Cash Flows From Operating Activities
Net cash flow (used in)/from operating activities during the three months ended June 30, 2026, was comprised of net change in operating assets and liabilities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest, change in insurance reserves, and allowance for receivables). Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(amounts in thousands)
(Increase)/Decreases in trading securities	$(548,723)	(1)	$227,270
(Decrease)/Increases in brokerage customer liabilities	$(508,231)	(2)	$49,788
Decreases in margin lending, brokerage and other receivables (3)	$745,444		$449,567
Decreases in margin lending and trade payables (4)	$(150,637)		$(352,399)
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from decreased funds in brokerage accounts from new and existing customers.
(3)Resulted primarily from decreased volume of margin lending receivables.
(4)Resulted primarily from decreased volume of margin lending payables.
Net cash flows from operating activities in the three months ended June 30, 2026 were primarily driven by changes in brokerage customer liabilities, restricted cash, and margin lending-related balances. Brokerage customer liabilities largely represent customer cash balances held in brokerage accounts, a portion of which are maintained in segregated, clearing, or settlement accounts and are therefore classified as restricted cash. Brokerage customer liabilities decreased during the period, reflecting lower customer cash balances, which may be attributable to a combination of (i) changes in customer activity and turnover, (ii) net customer withdrawals or lower balances relative to the prior period, and (iii) customer preference to hold relatively less cash in brokerage accounts given prevailing market conditions and trading opportunities,

Net Cash Flows Used In Investing Activities
During the three months ended June 30, 2026, net cash used in investing activities was $275.4 million compared to net cash used in investing activities of $505.5 million during the three months ended June 30, 2025. During the three months ended June 30, 2026, cash used in investing activities was used for issuance of loans, net of repayment by customers, in the amount of $19.6 million, purchase of available-for-sale securities, at fair value in amount of $132.7 million, purchase of held-to-maturity securities in amount of $85.6 million, purchase of fixed assets in the amount of 79.1 million.
Net Cash Flows From Financing Activities

Net cash flows from financing activities for the three months ended June 30, 2026 were $1,216.7 million compared to $123.4 million net cash flows from financing activities during the three months ended June 30, 2025. Cash flows from financing activities during the three months ended June 30, 2026 consisted principally of net change in bank customer deposits received in the amount of $475.2 million, proceeds from private placement of equity securities in the amount of $300.0 million, net repayment of securities repurchase agreement obligations in the amount of $233.4 million and proceeds from the issuance, net of repurchase, of debt securities in the amount of 210.0 million. During the three months ended June 30, 2026, cash flows from financing activities increased by $1,093.3 million compared to the three months ended June 30, 2025. This increase was primarily attributable to change in net repayment of securities repurchase agreement obligations, change in proceeds from private placement of equity securities, and net change in bank customer deposits.
CAPITAL EXPENDITURES
In alignment with our digital fintech ecosystem strategy, we are expanding our business into the telecommunications market in Kazakhstan through our Freedom Telecom subsidiary. Our expansion will require significant capital expenditures, the specific amount of which is currently uncertain. Total capital expenditures for the development of this business area are currently expected to be required for, among other things, construction of network infrastructure, including a backbone network, obtaining licenses or other rights to provide services where required and acquisitions of smaller companies in the sector. Our plans and budget for Freedom Telecom continue to be regularly reassessed and are subject to revisions, which may be material. We currently plan to finance our capital expenditures for this business area with a combination of own funds and borrowings, including proceeds from a series of $200 million bonds authorized by Freedom SPC on September 16, 2024 and issued during fiscal 2025, which were allocated to finance capital expenditures in this business area. For further information, see "Indebtedness - Long-term" below.
Since 2024, as part of its telecommunications business development, the Group has entered into a number of contractual arrangements for the purchase of equipment and related software over the following five-year period. The capital expenditure commitments under these arrangements may change materially based on the internal business needs of the Group and external market factors. As of June 30, 2026, such capital expenditure commitments amounted up to $113.1 million. See Note 24 "Commitments and Contingent Liabilities" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
As a further step in implementing our strategy to build a digital fintech ecosystem, on January 25, 2024, we established Freedom Media as a subsidiary of Freedom Telecom that is intended to become a major Kazakhstan media platform offering tailored streaming services to the Kazakhstan market and, potentially, the broader Central Asian region. Total capital expenditures directly attributable to Freedom Media business as of June 30, 2026 amounted to $5 million. We commenced financing these capital expenditures in early 2024 and plan to continue funding them primarily using our own funds.
DIVIDENDS
We did not declare or pay a cash dividend on our common stock during the three months ended June 30, 2026. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our Board of Directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
INDEBTEDNESS
Set forth below is a discussion of our short-term and long-term debt.
Short-term
Our short-term financing is primarily obtained through securities repurchase arrangements conducted through stock exchanges. We use repurchase arrangements, among other things, to finance our liquidity positions. As of June 30, 2026, $1.3 billion, or 42%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $1.0 billion, or 44%, as of March 31, 2026. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 10 "Securities Repurchase Agreement Obligations" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Long-term
On October 21, 2021, our subsidiary Freedom SPC issued U.S. dollar-denominated bonds due 2026, in an aggregate principal amount of $65 million, which are listed on the AIX. The annual interest rate for such bonds is 5.5%. The bonds are guaranteed by FRHC.
On December 19, 2023, Freedom SPC issued U.S. dollar-denominated bonds due 2028, in an aggregate principal amount of $200 million, for the purpose of raising funds to finance the development of the Freedom Telecom business. The bonds were issued within the Freedom SPC's $1 billion bond program that is valid until December 31, 2033. For the first and second years, the annual interest rate for such bonds was 12%, and for subsequent years the interest rate is 10.39% (being the sum of the effective federal funds rate as of December 10, 2025 and a margin of 6.5%). On September 16, 2024, Freedom SPC authorized $200 million bonds due September 16, 2026 under the same program, with a 10.5% annual interest rate payable quarterly, all of which were placed (i.e., sold) during the three months ended December 31, 2024. In May 2025, Freedom SPC authorized and placed $327.2 million bonds due 2027 denominated in U.S. dollars, euros, and Chinese yuans under the Freedom SPC's $1 billion program, as amended. The U.S. dollar, euro and Chinese yuan bonds have annual interest rate of 10%, 8%, 9% respectively (depending on the series) payable on a quarterly basis. On October 10, 2025, Freedom SPC issued U.S. dollar-denominated bonds due October 10, 2028, in an aggregate principal amount of $269.7 million under the Freedom SPC's $1 billion program, with 9.5% annual interest. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX. On March 19, 2026, Freedom SPC issued U.S. dollar-denominated bonds due March 19, 2029, in an aggregate principal amount of $400 million under the Freedom SPC's second $1 billion program, with 9% annual interest, all of which were placed during the three months ended June 30, 2026. The Freedom SPC bonds described above are guaranteed by FRHC and listed on the AIX.
As of June 30, 2026, there was an aggregate of $1,470.7 million in principal amount of Freedom SPC bonds, outstanding.
On June 21, 2019, SilkNetCom, a FRHC's subsidiary since September 17, 2024, entered into a KZT denominated loan facility agreement with JSC "Development Bank of Kazakhstan" for up to $27.7 million. The loan is subject to a fixed annual interest rate of 10.0% effective until April 30, 2027, and 15.71% thereafter, with a maturity date of June 21, 2031. As of June 30, 2026, the outstanding aggregate amount under the loan was $11.4 million, including $11.4 million of principal amount and $13.6 thousand of accrued interest. The purpose of obtaining this loan was to finance the expansion of a broadband internet access in Kazakhstan rural areas.
Freedom Bank KZ entered into five KZT-denominated loan agreements with JSC "Agrarian Credit Corporation": one entered into in December 2025 for a principal amount of $16.23 million at a fixed annual interest rate of 2.0%, with a maturity date of December 2040, one entered into in January 2026 for a principal amount of $13.68 million at a fixed annual interest rate of 1.5%, with a maturity date of March 2027, two entered in April 2026 for a total principal amount of $14.44 million at a fixed annual rate of 1.5%, both with maturity date of March 2027, and one entered in May 2026 for a principal amount of $2.46 million at a fixed annual interest rate of 1.5%, with a maturity date of March 2027. As of June 30, 2026, the outstanding aggregate principal amount under these loans was $46.80 million. The purpose of obtaining these loans was for further lending by Freedom Bank KZ to entities operating in the agro-industrial sector of Kazakhstan and agricultural production cooperatives.
Freedom Bank KZ entered into multiple KZT-denominated loan agreements with "Damu" Entrepreneurship Development Fund during the period from May 2025 through November 2025. The loans carry fixed annual interest rates ranging from 2.0% to 3.5%, with maturity dates ranging from December 2031 to May 2040. As of June 30, 2026, the outstanding aggregate principal amount under these loans was $32.47 million. The purpose of obtaining these loans was to support small and medium-sized businesses through subsequent lending on preferential terms, aiming to stimulate entrepreneurship and promote economic development. These loans do not impose any financial covenants.
During the fiscal year ended March 31, 2025, Freedom Bank KZ established three Kazakhstan law bond programs: (i) a program of up to 100 billion Kazakhstani tenge, of which 7-year bonds for 50 billion Kazakhstani tenge which have been listed on the KASE, with a floating interest rate to be determined following the first trades, (ii) a program of up to 200 billion Kazakhstani tenge, of which 2-year bonds for 36 billion Kazakhstani tenge have been listed on the

KASE with a fixed interest rate determined following the first trades, and (iii) a program of up to $300 million, of which 2-year bonds for $50 million have been listed on the KASE with a fixed interest rate to be determined following the first trades. None of the bonds within the Freedom Bank KZ's bond programs have been placed with investors or otherwise issued. Going forward, Freedom Bank KZ may decide to place any or all of these the bonds as needed to support its liquidity.
NET CAPITAL AND CAPITAL ADEQUACY
A number of our subsidiaries (and, in certain instances, the Company as their owner) are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. See Note 26 "Statutory Capital Requirements" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. This is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
At June 30, 2026, these minimum net capital and capital adequacy requirements for each company ranged from approximately $2,063 to $250,005 remaining subject to fluctuation depending on various factors. At June 30, 2026, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $541,911. The Company and each of our subsidiaries that is subject to net capital or capital adequacy requirements exceeded the minimum required amount at June 30, 2026.
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
Allowance for credit losses
The Company adopted ASC 326 - Current Expected Credit Losses (CECL), effective April 1, 2023, and continues to apply this guidance in estimating and recognizing credit losses for our financial assets. Under ASC 326, management estimates and recognizes the CECL as an allowance for lifetime expected credit losses for loans issued.
Under CECL, the allowance for credit losses (ACL) primarily consists of two components:
Collective CECL Component: This component is used for estimating expected credit losses for pools of loans that share common risk characteristics.

Individual CECL Component: This component is applied to loans that do not share common risk characteristics and require individual assessment.
The ACL is a valuation account that is subtracted from the amortized cost of total loans and available-for-sale securities to reflect the net amount expected to be collected. Our methodology for establishing the allowance for loan losses is based on a comprehensive assessment that considers relevant and available information from internal and external sources. This assessment takes into account past events, including historical trends in loan delinquencies and charge-offs, current economic conditions, and reasonable and supportable forecasts. Our processes and accounting policies for the CECL methodology are further described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in our 2026 Form 10-K.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. As of June 30, 2026, we had goodwill of $53.0 million.
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
Based on investment positions as of June 30, 2026 and March 31, 2026, a hypothetical 50 basis point (for USD, EUR denominated securities) and 200 basis point (for other currencies) increase in interest rates across all maturities would have resulted in $177.0 million and $104.0 million incremental decline in the fair market value of the trading portfolio and in $32.4 million and $20.7 million in incremental decline in the fair market value of the portfolio available-for-sale, respectively. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $138.3 million and $96.1 million incremental increase in the fair market value of the trading portfolio and in $25.3 million and $19.0 million incremental increase in the fair market value of the portfolio available-for-sale, respectively. Such gains and losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We have a presence in Kazakhstan, Cyprus, the United States, the United Kingdom, Armenia, the United Arab Emirates (UAE), Japan, Uzbekistan, Kyrgyzstan, Tajikistan, Azerbaijan, Türkiye, Bulgaria, Germany, Greece, Lithuania, The Netherlands, Portugal, Spain, Austria, France and Poland. The activities and accumulated earnings in our non-U.S. subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
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
As mentioned before, our main market is Kazakhstan. Because Kazakhstan's economy is highly dependent on oil exports, any significant decrease in oil prices lead to a devaluation of local currency, which in recent history has lost up to 17% quarterly (during the COVID-19 outbreak) of its value relative to the U.S. dollar. In addition to its dependence on oil, the Kazakhstani economy is influenced by the economic conditions in Russia due to historically strong trade ties, which manifests in a correlation between the exchange rate of the local currency to the US dollar and that of the Russian ruble to the U.S. dollar.

As of June 30, 2026 and March 31, 2026, based on our analyses, we estimate that a 10% decrease in the value of all currencies compared to the U.S. dollar would result in the following:
•A total loss of $95.4 million as of June 30, 2026 and $92.7 million as of March 31, 2026.
•A loss of $212.5 million on trading securities as of June 30, 2026 and $150.3 million as of March 31, 2026.
•A gain of $117.0 million, excluding trading securities, as of June 30, 2026 and a gain of $57.6 million as of March 31, 2026.
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
As of June 30, 2026, and March 31, 2026, our exposure to equity investments at fair value was $186.3 million and $174.6 million, respectively. Based on an analysis of the June 30, 2026, and March 31, 2026 (not including assets held for sale) balance sheets, we estimate that a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $18.6 million and $17.5 million, respectively.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2026, we had $3,939,843 in margin lending receivables from our customers, $2,982,821 of which was attributable to three non-related party customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable increase or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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
For a description of related risks, see the information under the headings "Risks Related to our Business and Operations" in "Risk Factors" in Part I Item 1A of the 2026 Form 10-K.
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

For a description of these risks, see "Risks Related to Information Technology and Cybersecurity" in "Risk Factors" in Part I Item 1A of the 2026 Form 10-K.

For cybersecurity risk management and governance practices see "Cybersecurity" in Part I Item 1C of the 2026 Form 10-K.
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
We are subject to regulation from numerous regulators, which include the NBK, the AFSA, the ARDFM, CySEC and the SEC. From time to time, we are, have been, and in the future may be, subject to investigations, audits, inspections and subpoenas, as well as regulatory proceedings and fines and penalties brought by regulators. We could experience negative publicity and reputational damage as a result of the foregoing, as well as lawsuits, claims or regulatory actions. The legal costs associated with responding to the regulatory investigations can be substantial, regardless of the outcome. We have received, and are likely to continue to receive, various inquiries and formal requests for information on various matters from certain regulators, with which we have cooperated and will continue to do so. Since 2021, the Company and certain of our officers and directors have received several document subpoenas, document requests and subpoenas and requests for testimony from the SEC’s Division of Enforcement. In the context of certain of those requests, on March 11, 2026, the Company and the Company's controlling shareholder, chairman and chief executive officer, Timur Turlov, received a Wells Notice from the SEC staff in connection with the SEC investigation. For additional information about the SEC investigation and its potential outcome, see Note 24 "Commitments and Contingent Liabilities" to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. Any of the foregoing could, individually or in the aggregate, materially adversely affect, our reputation, business, financial condition, results of operations, prospects, and cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended on June 30, 2026, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 24 "Commitments and Contingent Liabilities" to the interim condensed consolidated financial statements included in Part I, Item 1 and disclosure included in "Legal and Compliance Risk" in "Qualitative and Quantitative Disclosures about Market Risk" in Part I Item 3 of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS

As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our 2026 Form 10-K.
ITEM 5. OTHER INFORMATION

During the period covered by this quarterly report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable:

Exhibit No.	Exhibit Description
10.01	Employment Agreement No. 24-01 dated March 7, 2024 between Freedom Holding Operations LLP and Valeriy Kim*†
10.02
Supplementary Agreement dated January 21, 2026 to an Agreement with Member of the Board of Directors dated July 24, 2020 (effective July 1, 2020) between Freedom Finance Global PLC and Askar Tashtitov*†

10.03	Freedom Holding Corp. Secretary's Certificate dated May 29, 2026 regarding remuneration of Sergey Lukyanov as the Chairman of the Board of Directors of Freedom Finance Global PLC*
10.04	Supplementary Agreement dated May 25, 2026 to an Employment Agreement No. 20-13 dated February 3, 2020 between Freedom Finance Joint Stock Company and Sergey Lukyanov*†
10.05	Employment Agreement No. 25-376 dated July 1, 2025 between Freedom Holding Operations LLP and Marat Shotbayev*†
10.06	Employment Agreement dated October 7, 2025 between Freedom Auto LLP and Marat Shotbayev*†
10.07	Employment Agreement No. 24-161 dated September 16, 2024 between Freedom Holding Operations LLP and Alexey Lee*†
10.08	Employment Agreement No. 24-161 dated June 22, 2026 between Freedom US Markets LLC and Alexey Lee*
10.09	Restricted Stock Award Agreement dated April 8, 2025 between Freedom Holding Corp. and Azamat Yerdessov*
10.10	Restricted Stock Award Agreement dated May 29, 2026 between Freedom Holding Corp. and Azamat Yerdessov*
10.11	Restricted Stock Award Agreement dated May 29, 2025 between Freedom Holding Corp. and Alexey Lee*
10.12	Amendment dated January 19, 2026 to the Restricted Stock Award Agreement dated May 29, 2025 between Freedom Holding Corp. and Alexey Lee*
10.13	Second Amendment dated July 16, 2026 to the Restricted Stock Award Agreement dated May 29, 2025 between Freedom Holding Corp. and Alexey Lee*
10.14	Restricted Stock Award Agreement dated June 11, 2026 between Freedom Holding Corp. and Andrew Gamble*
10.15	Restricted Stock Award Agreement dated June 11, 2026 between Freedom Holding Corp. and Amber Williams*
10.16	Restricted Stock Award Agreement dated June 11, 2026 between Freedom Holding Corp. and Philippe Vogeleer*
10.17	Restricted Stock Award Agreement dated June 11, 2026 between Freedom Holding Corp. and Boris Cherdabayev*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended June 30, 2026, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

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

FREEDOM HOLDING CORP.

Date: August 10, 2026	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 10, 2026	/s/ Valeriy Kim
Valeriy Kim Chief Financial Officer